Form 10-Q
period 2005-04-02
Riddell Bell Holdings, Inc.
filed 2005-05-17
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-123927

RIDDELL BELL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-1636283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6225 North State Hwy 161, Suite 300

Irving, Texas 75038

(Address of principal executive offices) (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (469) 417-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

As of April 2, 2005, 100 shares of common stock of Riddell Bell Holdings, Inc. were outstanding.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 2, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$441	$1,429
Accounts receivable, net	86,780	66,373
Inventories, net	57,500	49,643
Deferred taxes	14,414	14,210
Other current assets	10,388	10,947

Total current assets	169,523	142,602
Property, plant and equipment, net	19,949	20,469
Intangible assets, net	182,945	185,059
Goodwill	101,544	101,544
Other assets	22,131	20,902

Total assets	$496,092	$470,576

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,181	$1,184
Accounts payable	21,671	19,693
Accrued expenses	33,640	33,066

Total current liabilities	56,492	53,943

Long-term debt, less current portion	271,877	248,914
Other noncurrent liabilities	41,778	42,247

Total liabilities	370,147	345,104

Stockholder’s Equity:
Common stock; $.01 par value, 100 shares authorized, 100 shares issued and outstanding at April 2, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	139,462	139,004
Retained deficit	(13,570)	(13,739)
Accumulated other comprehensive income	53	207

Total stockholder’s equity	125,945	125,472

Total liabilities and stockholder’s equity	$496,092	$470,576

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Quarter Ended
	April 2, 2005	March 31, 2004
Net sales	$87,233	$28,214
Cost of sales	55,971	16,314

Gross profit	31,262	11,900

Selling, general and administrative expenses	23,815	8,874
Amortization of intangibles	2,114	657

Income from operations	5,333	2,369
Interest expense, net	5,090	1,855

Income before income taxes	243	514

Income tax provision	74	206

Net income	169	308

Other comprehensive (loss) income
Foreign currency translation adjustment	(154)	—

Comprehensive income	$15	$308

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Quarter Ended
	April 2, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$169	$308
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,394	1,172
Deferred debt issuance costs amortization	470	331
Accrual of PIK interest expense	—	153
Variable stock compensation expense	458	116
Deferred tax (benefit) provision	(204)	205
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(20,407)	(7,052)
Inventories	(7,857)	(1,903)
Other current assets and noncurrent assets	(1,139)	306
Accounts payable	1,978	34
Accrued expenses	574	—
Other current liabilities and noncurrent liabilities	(469)	1,461

Net cash used in operating activities	(23,033)	(4,869)

Cash flows from investing activities:
Purchase of property, plant and equipment	(761)	(199)
Purchase of businesses, net of cash acquired	—	(1,252)

Net cash used in investing activities	(761)	(1,451)

Cash flows from financing activities:
Payments on senior term loan	(275)	—
Payments on capital lease obligations	(33)	(58)
Proceeds from revolving credit facility	83,168	3,220
Payments on revolving credit facility	(59,900)	—

Net cash provided by financing activities	22,960	3,162

Effect of exchange rates on cash and cash equivalents	(154)	—
Decrease in cash and cash equivalents	(988)	(3,158)

Cash and cash equivalents at beginning of period	1,429	3,672

Cash and cash equivalents at end of period	$441	$514

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands except as specified)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Riddell Bell Holdings, Inc. and subsidiaries (the “Company” or “RBH”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 (Reg. No. 333-123927) for the year ended December 31, 2004. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.

In fiscal year 2005, the Company changed its reporting periods for operational purposes from calendar quarterly periods to 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s first quarter of fiscal year 2005 ended on April 2, 2005. The Company believes that there is no material difference between the 2005 and 2004 reporting periods and that the results of both periods are comparable except for the effects of any acquisition in those periods.

2. ACQUISITIONS

On August 11, 2004, Riddell Holdings, LLC, the Company (then known as RSG Holdings, LLC) and Bell Acquisition Corp., its wholly-owned subsidiary, entered into a merger agreement with Bell Sports Corp. (“Bell Sports”). On September 30, 2004, Bell Acquisition Corp. was merged with and into Bell Sports, and Bell Sports continued as a direct, wholly-owned subsidiary. For purposes of this quarterly report, the merger and the related financing transactions are referred to as the “Transactions.”

The Transactions were financed by an equity investment of $69.1 million in Riddell Holdings, LLC by an investor group led by Fenway Partners Capital Fund II, L.P. and certain members of management, the borrowing by the Company of $110.0 million under a new seven-year term loan facility and $5.0 million of borrowings under a new $50 million six-year revolving loan facility, and the issuance by the Company of $140.0 million aggregate principal amount of its 8.375% senior subordinated notes due 2012. Proceeds of these financing arrangements were used to pay the merger consideration, refinance existing indebtedness of Riddell Sports Group, Inc. (“Riddell Sports”) and Bell Sports, and pay transaction costs and expenses.

Bell Sports is a leading global designer, developer and marketer of helmets for bicycling and action sports in the world, and of bicycle accessories in the United States. The acquisition of Bell Sports provided the Company with the opportunity to expand its business and become the leading designer, developer and marketer of head protection equipment and related accessories for numerous athletic and recreational activities. The acquired assets and liabilities consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents for helmets, child carriers, and other accessories. The results of operations for the Bell Sports acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The Bell Sports acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. This allocation is subject to adjustment and will be completed in 2005. The Company recorded approximately $57.5 million of goodwill and approximately $126.6 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited and in thousands except as specified)

The following table presents the preliminary allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Net purchase price including cost of the transaction	$242,925
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	49,684
Less:
Current assets	(101,080)
Property, plant and equipment	(13,906)
Other assets	(182)
Trademarks	(62,419)
Patents	(32,496)
Customer relationships	(31,700)
Deferred tax assets relating to estimated value of tax net operating loss	(49,178)
Net deferred tax liabilities relating to differences in the financial statements and the tax basis of certain assets and liabilities	55,837

Excess of cost over net assets acquired (goodwill)	$57,485

The following pro forma data summarizes the results of operations for the quarter ended March 31, 2004 as if the Bell Sports acquisition had occurred at January 1, 2004. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period.

Quarter ended March 31, 2004
Net sales	$84,609
Net income	1,291

3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES

During the first quarter of 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce the Company’s overall cost structure and to drive sustainable improvements in operating and financial performance. The Company commenced the consolidation and integration of several facilities. As part of the restructuring plan, the Company announced the closure of its manufacturing operations located in Chicago, Illinois. All manufacturing at the Chicago location will cease during the second quarter of 2005. Manufacturing operations previously undertaken at the Chicago facility will be relocated to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Company has signed a contingent contract for the sale of the Chicago facility. The sale of the facility is scheduled to be complete before the end of 2005 and is expected to estimated net proceeds of approximately $2.1 million. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Employee Severance	Facility Closure Costs	Total
First quarter 2005 provision	$567	$181	$748
Cash activity	(49)	(181)	(230)

Balances as of April 2, 2005	$518	$—	$518

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited and in thousands except as specified)

Expected restructuring costs relate to severance costs accrued per the Company’s severance policy for the termination of 80 employees. As of April 2, 2005, 20 employees have been terminated. Certain infrequent expenses incurred relate to the transfer of raw material and work in process inventory to ongoing operating facilities and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million. Costs of approximately $0.5 million accrued as of April 2, 2005 are expected to be paid during 2005.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s acquired intangible assets are as follows:

	April 2, 2005		December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and trade names	$1,702	$(405)	$1,702	$(347)
Customer relationships	49,280	(5,549)	49,280	(4,316)
Patents and technology	38,345	(2,139)	38,345	(1,316)

Total	$89,327	$(8,093)	$89,327	$(5,979)

Unamortized intangible assets:
Trademarks	$101,711		$101,711

There was no change in the carrying amount of goodwill during the quarter ended April 2, 2005.

	Team Sports	Individual Sports	Consolidated
Balance as of April 2, 2005	$41,607	$59,937	$101,544

Goodwill is tested for impairment in each of the Company’s segments on an annual basis and more often if indications of impairment exist as required under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted on October 1, 2004 indicated no reduction in the carrying amount of goodwill was required. The Company will perform its next impairment analysis as of October 1, 2005, and on a future interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

5. LONG-TERM DEBT

Long-term debt consisted of the following at April 2, 2005 and December 31, 2004:

	April 2, 2005	December 31, 2004
Senior Secured Credit Facility:
Term loan facility	$109,450	$109,725
Revolving credit facility	23,268	—
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	340	373

Total long-term debt	273,058	250,098

Less current maturities of long-term debt	1,181	1,184

Long-term debt, less current portion	$271,877	$248,914

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited and in thousands except as specified)

In connection with the Bell Sports acquisition, substantially all of Riddell Sports’ and Bell Sports’ existing indebtedness was redeemed or otherwise repaid and replaced with borrowings under the Company’s new senior secured credit facility and with indebtedness pursuant to the 8.375% senior subordinated notes due 2012.

On September 30, 2004, the Company entered into a new senior secured credit facility that provides for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan. This facility replaced the Company’s then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. The revolving credit facility will mature in September 2010. The term loan facility will amortize at a nominal amount quarterly until it matures in September 2011. Each year the Company may be required to prepay a portion of the term loan facility depending on the amount of excess cash flow generated in the prior year. The revolving credit facility and term loan facility are fully and unconditionally guaranteed jointly and severally by the Company’s parent, RBG Holdings Corp., and all of the Company’s existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrues on amounts outstanding under the revolving credit facility, at the Company’s option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrues on amounts outstanding under the term loan facility, at the Company’s option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. The senior secured credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and certain financial covenants including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of April 2, 2005, the Company had total borrowings of $132.7 million under the senior secured credit facility, consisting of $109.4 million under the term loan facility and $23.3 million under the revolving credit facility. As of April 2, 2005, the Company had availability to borrow an additional $26.1 million under the revolving credit facility.

On September 30, 2004, the Company sold $140.0 million of 8.375% senior subordinated notes due 2012. The 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries, including Bell Sports and Riddell Sports.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited and in thousands except as specified)

Cash payments for interest were $4.6 million and $1.4 million for the quarter ended April 2, 2005 and the quarter ended March 31, 2004, respectively.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At April 2, 2005, outstanding letters of credit issued under the revolving credit facility totaled $0.6 million.

6. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following at April 2, 2005 and December 31, 2004:

	April 2, 2005	December 31, 2004
Raw materials	$8,891	$7,925
Work-in-process	1,930	2,034
Finished goods	46,679	39,684

Inventories, net	$57,500	$49,643

7. RECENT ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.

The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500 million and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the United States is generally equal to 5.25% of the qualifying dividend. The AJCA generally allows companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004. The Company is currently assessing whether it will propose a plan of qualifying repatriation in 2005. The estimated range of dividend amounts that it may consider would not exceed eligible dividend amounts allowable under the AJCA.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As required by SFAS 123R, the Company will adopt this new accounting standard effective January 1, 2006. The Company is currently estimating the impact that the application of the expensing provisions of SFAS 123R will have, if any, on its pre-tax income once adopted.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited and in thousands except as specified)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

Although the Company’s evaluations are still ongoing, it does not believe the adoption of the foregoing accounting pronouncements will have a material impact on its consolidated results of operations and financial condition.

8. SEGMENT REPORTING

The Company has two reportable segments: Team Sports and Individual Sports. Each segment distributes a full range of head protection equipment, other athletic, outdoor and active wear products. Team Sports primarily consists of football and other team products and performance reconditioning services related to these products. Individual Sports consists of helmets and accessories for bicycling, snow sports and power sports and fitness related products. The Company evaluates segment performance primarily based on income from operations. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

Intersegment transfers are recorded at cost and are presently minimal; there is no intercompany profit or loss on intersegment transfers. Segment results for the quarter ended April 2, 2005 and for the quarter ended March 31, 2004 are as follows:

Quarter Ended	Team Sports	Individual Sports	Consolidated
April 2, 2005
Net sales	$28,214	$59,019	$87,233
Income from operations	2,490	6,163	8,653
Depreciation	435	845	1,280
Capital expenditures	302	459	761

March 31, 2004
Net sales	$28,214	$—	$28,214
Income from operations	3,142	—	3,142
Depreciation	515	—	515
Capital expenditures	199	—	199

	Team Sports	Individual Sports	Consolidated
Assets
As of April 2, 2005	$167,179	$328,913	$496,092
As of December 31, 2004	160,190	310,386	470,576

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited and in thousands except as specified)

A reconciliation from the segment information to the consolidated balances for income from operations is set forth below:

	Quarter Ended
	April 2, 2005	March 31, 2004
Segment income from operations	$8,653	$3,142
Variable stock compensation expense	(458)	(116)
Restructuring and other infrequent expense	(748)	—
Amortization of intangibles	(2,114)	(657)

Consolidated income from operations	$5,333	$2,369

9. PRODUCT LIABILITY AND OTHER CONTINGENCIES

The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Management has established an accrual based on its best estimate of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. The Company maintains product liability insurance coverage under a policy expiring in January 2009.

10. PROVISION FOR INCOME TAXES

We recorded an income tax provision of $0.1 million and $0.2 million for the quarters ended April 2, 2005 and March 31, 2004, respectively. Our effective tax rate was 30.5% for the quarter ended April 2, 2005 as compared to 40.0% for quarter ended March 31, 2004. The decrease in our effective tax rate is attributable to the component of international earnings added with the Bell Sports acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On September 30, 2004, pursuant to a merger agreement, we acquired Bell Sports Corp. and its subsidiaries. The transactions relating to the acquisition are more fully described in Note 2 to our condensed consolidated financial statements. In this report, Bell Sports Corp. and its consolidated subsidiaries are referred to as Bell Sports and Riddell Sports Group, Inc. and its consolidated subsidiaries are referred to as Riddell Sports, and the merger and the related financing transactions are referred to as the Transactions.

We are a leading designer, developer and marketer of head protection equipment and related accessories for numerous athletic and recreational activities. We are comprised of two formerly independent companies, Riddell Sports and Bell Sports. Riddell Sports’ core business is designing, marketing and reconditioning of football helmets as well as other equipment used in football, baseball, lacrosse and other team sports. Riddell Sports sells to a diversified institutional customer base that includes high schools, colleges, youth leagues and professional teams. Bell Sports’ core business is designing and marketing of helmets and accessories for bicycling, action sports, snow sports and powersports (including motorcycling, off-roading and snowmobiling). Bell Sports sells through the mass, sporting goods and specialty retail channels in the United States and Europe.

As a result of the Transactions we have two reportable segments: Team Sports and Individual Sports. Each segment distributes a full range of head protection equipment, other athletic, outdoor and active wear products. Team Sports primarily consists of football and other team products and performance reconditioning services related to these products. Individual Sports consists of helmets and accessories for bicycling, snow sports and power sports and fitness related products.

Our business is subject to seasonal fluctuation. Sales of bicycle and other action sports helmets, accessories and other related products are driven primarily by the warm weather months conducive to bicycling. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. As a result of the foregoing, our business is least profitable during the fourth calendar quarter. However, seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which have different selling seasons.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2005, increased $59.0 million or 209.2% as compared to the first quarter of the prior year. Team Sports net sales were flat when compared to the first quarter of the prior year. Sales of institutional athletic products increased slightly due to increased shipments of custom uniforms offset by lower shipments of licensed sports products.

The following table sets forth, for the period indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations (dollars in millions):

	Quarter Ended		Change		Change Due to Acquisition
	April 2, 2005	March 31, 2004	$	%	$	%
Net sales	$87.2	$28.2	$59.0	209.2%	$59.0	100.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

	Quarter Ended				Change due to acquisition
	April 2, 2005	% of Net Sales	March 31, 2004	% of Net Sales
Gross profit	$31.2	35.8%	$11.9	42.2%	$19.8
Selling, general and administrative expenses	23.8	27.3%	8.9	31.4%	14.1
Amortization of intangibles	2.1	2.4%	0.6	2.3%	1.5

Income from operations	$5.3	6.1%	$2.4	8.5%	$4.2

Gross Profit

For the first quarter of 2005, gross profit was impacted by the addition of Individual Sports whose products typically yield a lower margin percentage than Team Sports products and services. Team Sports margins were slightly below the comparable prior year period due to temporary operating inefficiencies as the Team Sports division commenced a restructuring of its operations that is expected to result in cost reductions and margin improvements.

Selling, General and Administrative Expenses

Selling general and administrative expenses increased $14.9 million for the first quarter of 2005 from the quarter ended March 31, 2004. The primary increase in selling general and administrative expenses was due to the addition of Individual Sports. Team Sports selling, general and administrative expenses increased $0.8 million or 9.5% for the first quarter of 2005. Of this increase $0.7 million was due to expenses incurred during the quarter related to the implementation of a plan for operational changes and initiatives to improve manufacturing efficiencies as well as other non-recurring expenses and the remainder was due to research and development costs related to our new Sideline Response System combined with adding more sales representatives. Offsetting, in part, these increases were lower consulting fees.

Amortization of Intangibles

Amortization of intangibles increased $1.5 million for the first quarter of 2005. The increase is primarily attributable to intangible assets related to the Bell Sports acquisition.

Interest Expense

Interest expense was $5.1 million for the first quarter of 2005, which amounted to a $3.2 million increase over the first quarter 2004. The increase was due to increased borrowings and incremental working capital needs as a result of the Transactions. Our overall weighted average cost of capital decreased compared to prior year as a result of our recapitalization associated with the Transactions.

Provision for Income Taxes

We recorded an income tax provision of $0.1 million and $0.2 million for the first quarter of 2005 and 2004, respectively. Our effective tax rate was 30.5% for the first quarter of 2005 as compared to 40.0% for the first quarter of 2004. The decrease in our effective tax rate is attributable to the component of international earnings added with the Bell Sports acquisition.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

During the first quarter of 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. We commenced the consolidation and integration of several facilities. As part of the restructuring plan, we announced the closure of our manufacturing operations located in Chicago, Illinois. All manufacturing at the Chicago location is expected to cease during the second quarter of 2005. Manufacturing operations previously undertaken at the Chicago facility will be relocated to existing facilities in Elyria, Ohio and Rantoul, Illinois. We have signed a contingent contract for the sale of the Chicago facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The sale of the facility is scheduled to be complete by the end of 2005 and is expected to result in estimated net proceeds of approximately $2.1 million. The closure of this facility is consistent with our strategy to leverage economies of scale within our operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (dollars in thousands):

	Employee Severance	Facility Closure Costs	Total
First quarter 2005 provision	$567	$181	$748
Cash activity	(49)	(181)	(230)

Balances as of April 2, 2005	$518	$—	$518

Expected restructuring charges relate to severance costs accrued per our severance policy for the termination of 80 employees. As of April 2, 2005, 20 employees have been terminated. Certain infrequent expenses incurred relate to the transfer of raw material and work in process inventory to ongoing operating facilities and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million. Costs of approximately $0.5 million accrued as of April 2, 2005 are expected to be paid during 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility.

On September 30, 2004, we entered into a new senior secured credit facility that provides for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. Our new senior secured credit facility replaced our then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. Our new revolving credit facility will mature in September 2010. Our new term loan facility will amortize at a nominal amount quarterly until it matures in September 2011. Beginning on March 31, 2005, and each year thereafter, we may be required to prepay a portion of the term loan facility depending on the amount of excess cash flow generated in the prior year. All of our obligations under our new senior secured credit facility are fully and unconditionally guaranteed jointly and severally by our parent, RBG Holdings Corp., and all of our existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrues on amounts outstanding under the term loan facility, at our option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. Our new senior secured credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends as well as certain customary financial covenants and maintenance tests, including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of April 2, 2005, we had total borrowings of $132.7 million under our new senior secured credit facility of which $109.4 million was borrowed under the term loan facility and $23.3 million was borrowed under the revolving credit facility. As of April 2, 2005, we had availability to borrow an additional $26.1 million under our revolving credit facility.

We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. As of April 2, 2005, outstanding letters of credit issued under the revolving credit facility totaled $0.6 million.

Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 68.4% at April 2, 2005 compared to 66.6% at December 31, 2004. The increase was primarily attributable to seasonal working capital increases and the rollout of powersports products to retail during the first quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

On September 30, 2004, we sold $140.0 million of 8.375% senior subordinated notes due 2012. The 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. Beginning October 1, 2008, we may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before October 1, 2007, we also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of our domestic subsidiaries, including Bell Sports and Riddell Sports.

The cash generated from operating activities and availability under our new senior secured credit facility are our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our new senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund our other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance. While we do not currently anticipate asking for any relief, it is possible that we would require relief in the future.

Cash used in operating activities was $23.0 million for the first quarter ending April 2, 2005, compared to $4.9 million used in first quarter of 2004. The decrease in operating cash flow is primarily the result of the addition of Individual Sports’ working capital needs. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $113.0 million in working capital as of April 2, 2005, as compared to $88.7 million at December 31, 2004. Accounts receivable and inventories, combined, were $28.3 million higher than at December 31, 2004. The increase is related to the normal increase in seasonal business in both segments.

Our business is subject to seasonal fluctuation. Sales of bicycle and other action sports helmets, accessories and other related products are driven primarily by the warm weather months conducive to bicycling. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. As a result of the foregoing, our business is least profitable during the fourth calendar quarter. However, seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which have different selling seasons.

In addition, our working capital for Team Sports typically experiences a buildup in the first half of the year as we build inventory and seek to level load our manufacturing and reconditioning facilities for the late Spring and Summer selling season. Working capital for Team Sports typically decreases in the third calendar quarter as inventories are reduced through the Summer selling season and accounts receivables are collected. This pattern is magnified by the preference of many school districts to pay for items in the budget year in which they will be used. As July 1st often marks the start of the budget year for these customers, receivables that build during the first half of the year are typically collected in the second half of the year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Capital expenditures for the first quarter of 2005 were $0.8 million compared to $0.2 million in the first quarter of 2004. Capital expenditures made during 2005 were primarily related to enhancing new and existing products and for initiatives involved in the restructuring.

From time to time, we review and will continue to review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our senior secured credit facility or complete public or private offerings of debt securities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in our registration statement filed on Form S-4 (Reg. No. 333-123927).

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revenues and expenses are denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

We are exposed to market risk from changes in interest rates which can affect our operating results and overall financial condition. Our indebtedness based on variable interest rates increased upon the completion of the Transactions. Assuming a 10% increase in interest rates, our net interest expense for the quarter ended April 2, 2005 would have increased by approximately $0.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal period. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information required to be disclosed in periodic filings with the Securities and Exchange Commission, to the extent we were required to make such filings, is recorded, processed, summarized and reported with the time periods specified in the Commission’s rules and forms. In addition, such officers concluded that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including such officers, to allow timely decisions regarding required disclosure.

Our management does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended April 2, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Uncertainty of Forward-Looking Statements and Information

This report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,”

“estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including: (i) the level of competition in the sporting goods industry; (ii) legal and regulatory requirements; (iii) the success of new products; (iv) our relationships with our major suppliers; (v) fluctuations in costs of raw materials; (vi) our relationship with significant customers and licensees; (vii) our labor relations; (viii) departure of key personnel; (ix) encroachments on our intellectual property; (x) product liability claims; (xi) the timing, cost and success of opening new manufacturing facilities; (xii) our level of indebtedness; (xiii) interest rate risks; (xiv) future acquisitions; (xv) an increase in return rates; and (xvi) other risks outlined under “Risk Factors,” in our recently filed registration statement on Form S-4 (Reg. No. 333-123927).

These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not place undue reliance on any of our forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Furthermore, any forward-looking statement speaks only as of the date on which it is made and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Item 6. Exhibits

Item	Exhibit
31.1	CEO Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDDELL BELL HOLDINGS INC.
Registrant

Dated: May 17, 2005	/s/ JEFFREY L. GREGG
Jeffrey L. Gregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)