Form 10-Q
period 2005-07-02
Riddell Bell Holdings, Inc.
filed 2005-08-16
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 333-123927
RIDDELL BELL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-1636283
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
6225 North State Hwy 161, Suite 300
Irving, Texas 75038
(Address of principal executive offices) (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (469) 417-6700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.
As of July 2, 2005, 100 shares of common stock of Riddell Bell Holdings, Inc. were outstanding.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 2,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$702	$1,429
Accounts receivable, net	103,797	66,373
Inventories, net	60,070	49,643
Current deferred taxes	12,022	14,210
Other current assets	9,109	10,947

Total current assets	185,700	142,602
Property, plant and equipment, net	20,045	20,469
Intangible assets, net	180,839	185,059
Goodwill	101,544	101,544
Other assets	21,351	20,902

Total assets	$509,479	$470,576

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,173	$1,184
Accounts payable	21,869	19,693
Accrued expenses	35,686	33,066
Revolving Credit Facility	30,000	—

Total current liabilities	88,728	53,943
Long-term debt, less current portion	248,318	248,914
Deferred taxes and other noncurrent liabilities	41,444	42,247

Total liabilities	378,490	345,104

Stockholder’s Equity:
Common stock; $.01 par value, 100 shares authorized, 100 shares issued and outstanding at July 2, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	141,000	139,004
Accumulated deficit	(10,095)	(13,739)
Accumulated other comprehensive income	84	207

Total stockholder’s equity	130,989	125,472

Total liabilities and stockholder’s equity	$509,479	$470,576

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands)

	Fiscal Quarter Ended
	July 2,	June 30,
	2005	2004
Net sales	$103,781	$33,698
Cost of sales	64,747	18,684

Gross profit	39,034	15,014

Selling, general and administrative expenses	24,603	9,725
Amortization of intangibles	2,106	1,089

Income from operations	12,325	4,200
Interest expense, net	5,592	2,122

Income before income taxes	6,733	2,078
Income tax provision	3,258	832

Net income	3,475	1,246

Other comprehensive income
Foreign currency translation	31	—

Comprehensive income	$3,506	$1,246

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands)

	Two Fiscal Quarters Ended
	July 2,	June 30,
	2005	2004
Net sales	$191,014	$61,912
Cost of sales	120,718	34,998

Gross profit	70,296	26,914
Selling, general and administrative expenses	48,418	18,599
Amortization of intangibles	4,220	1,746

Income from operations	17,658	6,569
Interest expense, net	10,682	3,977

Income before income taxes	6,976	2,592
Income tax provision	3,332	1,038

Net income	3,644	1,554

Other comprehensive (loss)
Foreign currency translation	(123)	—

Comprehensive income	$3,521	$1,554

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Two Fiscal Quarters Ended
	July 2,	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,644	$1,554
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,774	2,800
Deferred debt issuance costs amortization	946	662
Accrual of PIK interest expense	—	306
Variable stock compensation expense	1,391	231
Deferred tax provision	1,492	741
Write-down of property, plant and equipment	127	—
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(37,424)	(19,505)
Inventories	(10,427)	(1,297)
Other current assets and noncurrent assets	716	(2,583)
Accounts payable	2,176	(86)
Accrued expenses	2,620	3,675
Other current liabilities and noncurrent liabilities	(108)	—

Net cash used in operating activities	(28,073)	(13,502)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,257)	(317)
Purchase of businesses, net of cash acquired	—	(1,252)

Net cash used in investing activities	(2,257)	(1,569)

Cash flows from financing activities:
Payments on senior term loan	(550)	(1,875)
Payments on capital lease obligations	(57)	(119)
Proceeds from revolving credit facility	112,314	24,807
Payments on revolving credit facility	(82,314)	(10,027)
Deferred debt issuance costs	(272)	—
Capital contribution (distribution)	605	(160)

Net cash provided by financing activities	29,726	12,626

Effect of exchange rates on cash and cash equivalents	(123)	—
Decrease in cash and cash equivalents	(727)	(2,445)
Cash and cash equivalents at beginning of period	1,429	3,672

Cash and cash equivalents at end of period	$702	$1,227

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands except as specified)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of Riddell Bell Holdings, Inc. and subsidiaries (the “Company” or “RBH”) included herein have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 (Reg. No. 333-123927) for the year ended December 31, 2004. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     In March 2005, the Company changed its reporting periods for operational purposes from calendar quarterly periods to 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s second quarter of fiscal year 2005 ended on July 2, 2005. The Company believes that there is no material difference between the 2005 and 2004 reporting periods and that the results of both periods are comparable except for the effects of any acquisition in those periods.
2. ACQUISITIONS
     On August 11, 2004, Riddell Holdings, LLC, the Company (then known as RSG Holdings, LLC) and Bell Acquisition Corp., its wholly-owned subsidiary, executed a merger agreement with Bell Sports Corp. (“Bell Sports”). On September 30, 2004, Bell Acquisition Corp. was merged with and into Bell Sports, and Bell Sports continued as a direct, wholly-owned subsidiary of the company. For purposes of this quarterly report, the merger and the related financing transactions are referred to as the “Transactions.”
     The Transactions were financed by an equity investment of $69.1 million in Riddell Holdings, LLC by an investor group led by Fenway Partners Capital Fund II, L.P. and certain members of management, the borrowing by the Company of $110.0 million under a new seven-year term loan facility and $5.0 million of borrowings under a new $50.0 million six-year revolving loan facility, and the issuance by the Company of $140.0 million aggregate principal amount of its 8.375% senior subordinated notes due 2012. Proceeds of these financing arrangements were used to pay the merger consideration, refinance existing indebtedness of Riddell Sports Group, Inc., a wholly-owned subsidiary of the Company (“Riddell Sports”), and Bell Sports, and pay transaction costs and expenses.
     Bell Sports is a leading global designer, developer and marketer of helmets for bicycling and action sports in the world, and of bicycle accessories in the United States. The acquisition of Bell Sports provided the Company with the opportunity to expand its business and become the leading designer, developer and marketer of head protection equipment and related accessories for numerous athletic and recreational activities. The acquired assets and liabilities consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents for helmets, child carriers, and other accessories. The results of operations for the Bell Sports acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The acquisition of Bell Sports was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. This allocation is subject to adjustment and is expected be completed in fiscal 2005. The Company recorded approximately $57.5 million of goodwill and approximately $126.6 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation.
     The following table presents the preliminary allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Notes to Condensed Consolidated Financial Statements — Continued
( unaudited and in thousands except as specified )

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

     The following pro forma data summarizes the results of operations for the fiscal quarter and six months ended June 30, 2004 as if the acquisition of Bell Sports had occurred at January 1, 2004. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period.

	Fiscal	Two
	Quarter	Quarters
	Ended	Ended
	June 30,	June 30,
	2004	2004
Net sales	$89,678	$174,287
Net income	5,384	6,675
3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the first quarter of 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce the Company’s overall cost structure and to drive sustainable improvements in operating and financial performance. The Company commenced the consolidation and integration of several facilities. As part of the restructuring plan, the Company announced the closure of its manufacturing operations, relating to the Team Sports segment, located in Chicago, Illinois. Substantially, all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of the majority of its parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Company has signed a contingent contract for the sale of the Chicago facility. The sale of the facility is scheduled to be complete by December 2005 and is expected to result in estimated net proceeds of approximately $2.1 million. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated during the first fiscal quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Notes to Condensed Consolidated Financial Statements — Continued
( unaudited and in thousands except as specified )

	Write-down of		Employee	Facility
	Property, Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
First fiscal quarter of 2005:
Provision	$—	$567	$—	$181	$748
Cash activity	—	(49)	—	(181)	(230)

Balances as of April 2, 2005	—	518	—	—	518
Second fiscal quarter of 2005:
Provision (reversal)	127	(25)	32	325	459
Less:
Non-cash activity	(127)	—	—	—	(127)
Cash activity	—	(291)	(26)	(325)	(642)

Balances as of July 2, 2005	$—	$202	$6	$—	$208

     The $0.1 million pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per Company policy and relate to the termination of 77 employees. As of July 2, 2005, 55 employees have been terminated. The facility closure costs primarily relate to the transfer of raw material and work in process inventory to ongoing operating facilities and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million and are included in selling, general and administrative expenses when charged. The $0.2 million of restructuring costs accrued at July 2, 2005 are expected to be realized during fiscal 2005.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company’s acquired intangible assets are as follows:

	July 2, 2005		December 31, 2004
	Gross
	Carrying	Accumulated	Gross Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(467)	$1,702	$(347)
Customer relationships	49,280	(6,787)	49,280	(4,316)
Patents and technology	38,345	(2,945)	38,345	(1,316)

Total	$89,327	$(10,199)	$89,327	$(5,979)

Unamortized intangible assets:
Trademarks	$101,711		$101,711

     There was no change in the carrying amount of goodwill during the fiscal quarter ended July 2, 2005.

	Team	Individual
	Sports	Sports	Consolidated
Balance as of July 2, 2005	$41,607	$59,937	$101,544

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis and more often if indications of impairment exist as required under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted on October 1, 2004 indicated no reduction in the carrying amount of goodwill was required. The Company expects to perform its next impairment analysis on October 1, 2005, and on a future interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

10

Notes to Condensed Consolidated Financial Statements — Continued
( unaudited and in thousands except as specified )
5. LONG-TERM DEBT
     Long-term debt consisted of the following at July 2, 2005 and December 31, 2004:

	July 2,	December 31,
	2005	2004
Senior Secured Credit Facility:
Term loan facility	$109,175	$109,725
Revolving credit facility	30,000	—
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	316	373

Total long-term debt	279,491	250,098
Less: Current maturities of long-term debt	1,173	1,184
Revolving credit facility	30,000	—

Long-term debt, less current portion	$248,318	$248,914

     In connection with the acquisition of Bell Sports, substantially all of Riddell Sports’ and Bell Sports’ existing indebtedness was redeemed or otherwise repaid and replaced with borrowings under the Company’s new senior secured credit facility and with indebtedness under the 8.375% senior subordinated notes due 2012.
     On September 30, 2004, the Company entered into a new senior secured credit facility that provides for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. This facility replaced the Company’s then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. The revolving credit facility will mature in September 2010. The term loan facility will amortize at a nominal amount quarterly until it matures in September 2011. Each year the Company may be required to prepay a portion of the term loan facility depending on the amount of excess cash flow generated in the prior year. The revolving credit facility and term loan facility are fully and unconditionally guaranteed jointly and severally by the Company’s parent, RBG Holdings Corp. and all of the Company’s existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrues on amounts outstanding under the revolving credit facility, at the Company’s option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrues on amounts outstanding under the term loan facility, at the Company’s option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. The senior secured credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and certain financial covenants including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of July 2, 2005, the Company had total borrowings of $139.2 million under the senior secured credit facility, $109.2 million under the term loan facility and $30.0 million under the revolving credit facility. As of July 2, 2005, the Company had availability to borrow an additional $19.0 million under the revolving credit facility.
     On September 30, 2004, the Company sold $140.0 million of 8.375% senior subordinated notes due 2012. The 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness including the new senior secured credit facility. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning, April 1, 2005. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, accrued interest and a make-whole premium. Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends,

Notes to Condensed Consolidated Financial Statements — Continued
( unaudited and in thousands except as specified )
make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries, including Bell Sports and Riddell Sports.
     Cash payments for interest were $4.7 million and $1.4 million for the fiscal quarters ended July 2, 2005 and June 30, 2004, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At July 2, 2005, outstanding letters of credit issued under the revolving credit facility totaled $1.0 million.
6. INVENTORIES
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following at July 2, 2005 and December 31, 2004:

	July 2,	December 31,
	2005	2004
Raw materials	$9,558	$7,925
Work-in-process	1,738	2,034
Finished goods	48,774	39,684

Inventories, net	$60,070	$49,643

7. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated results of operations or financial position.
     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.
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
     In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”) “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As required by SFAS 123R, the Company will adopt this new accounting standard effective January 1, 2006. The

Notes to Condensed Consolidated Financial Statements — Continued
( unaudited and in thousands except as specified )
Company is currently estimating the impact that the application of the expensing provisions of SFAS 123R will have, if any, on its pre-tax income once adopted.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition once adopted.
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
      Inter-segment transfers are recorded at cost and are presently minimal; there is no intercompany profit or loss on inter-segment transfers. Segment results for the fiscal quarter and two fiscal quarters ended July 2, 2005 and June 30, 2004, respectively, are as follows:

	Team	Individual
Fiscal Quarter Ended	Sports	Sports	Consolidated
July 2, 2005
Net sales	$37,562	$66,219	$103,781
Income from operations	7,296	8,525	15,821
Depreciation	406	868	1,274
Capital expenditures	847	648	1,495

June 30, 2004
Net sales	$33,698	$—	$33,698
Income from operations	5,404	—	5,404
Depreciation	539	—	539
Capital expenditures	118	—	118

Notes to Condensed Consolidated Financial Statements — Continued
( unaudited and in thousands except as specified )

	Team	Individual
Two Fiscal Quarters Ended	Sports	Sports	Consolidated
July 2, 2005
Net sales	$65,776	$125,238	$191,014
Income from operations	9,785	14,689	24,474
Depreciation	841	1,713	2,554
Capital expenditures	1,149	1,108	2,257

June 30, 2004
Net sales	$61,912	$—	$61,912
Income from operations	8,546	—	8,546
Depreciation	1,054	—	1,054
Capital expenditures	317	—	317

	Team	Individual
	Sports	Sports	Consolidated
Assets
As of July 2, 2005	$182,427	$327,052	$509,479
As of December 31, 2004	160,190	310,386	470,576
     A reconciliation from the segment information to the consolidated balances for income from operations is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Segment income from operations	$15,821	$5,404	$24,474	$8,546

Variable stock compensation expense	(932)	(115)	(1,391)	(231)
Restructuring and other infrequent expense	(458)	—	(1,205)	—
Amortization of intangibles	(2,106)	(1,089)	(4,220)	(1,746)

Consolidated income from operations	$12,325	$4,200	$17,658	$6,569

9. PRODUCT LIABILITY AND OTHER CONTINGENCIES
     The Company is subject to various product liability claims and lawsuits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Management has established an accrual based on its best estimate of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an

Notes to Condensed Consolidated Financial Statements — Continued
( unaudited and in thousands except as specified )
analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. The Company maintains product liability insurance coverage under a policy expiring in January 2009.
10. PROVISION FOR INCOME TAXES
     The Company recorded an income tax provision of $3.2 million and $0.8 million for the second fiscal quarter of 2005 and 2004, respectively. For the two fiscal quarters ended July 2, 2005 and June 30, 2004 the Company recorded and income tax provision of $3.3 million and $1.0 million, respectively. The Company's effective tax rate for the fiscal quarter and the two fiscal quarters ended July 2, 2005 was 48.4% and 47.8%, respectively. The Company's prior year effective tax vote for the fiscal quarter and the two fiscal quarters ended June 30, 2004 was 40.0%. The increase in the Company’s effective tax rate was primarily related to an increase in non-deductable variable stock compensation expenses.

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
RESULTS OF OPERATIONS
Net Sales
     Net sales for the fiscal quarter ended July 2, 2005 increased $70.1 million or 208.0% from the comparable period of the prior year. Net sales for the two fiscal quarters ended July 2, 2005 increased $129.1 million or 208.5% from the comparable period of the prior year. Team Sports net sales for the fiscal quarter ended July 2, 2005 increased $3.9 million or 11.5% compared to comparable period of the prior year. Team Sports net sales for the two fiscal quarters ended July 2, 2005 increased $3.9 million or 6.2% from the comparable period of the prior year. The Team Sports improvement for the fiscal quarter ended July 2, 2005 was primarily attributable to a shift in product mix to higher end products and expansion of product offerings.
     The following table sets forth, for the periods indicated, the percentage change in net sales due to acquisition included in our consolidated statements of operations (dollars in millions):

					Change Due to
	Period Ended		Change		Acquisition
	July 2,	June 30,
	2005	2004	$	%	$	%
Net sales for the fiscal quarter ended	$103.8	$33.7	$70.1	208.0%	$66.2	94.4%
Net sales for the two fiscal quarters ended	$191.0	$61.9	$129.1	208.5%	$125.2	97.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     The following tables set forth, for the period indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations (dollars in millions).

	Quarter Ended
	July 2,	% of	June 30,	% of	Change due to
	2005	Net Sales	2004	Net Sales	acquisition
Gross profit	$39.1	37.5%	$15.0	44.6%	$21.8

Selling, general and administrative expenses	24.6	23.7%	9.7	28.8%	14.3
Amortization of intangibles	2.1	2.0%	1.1	3.3%	1.4

Income from operations	$12.4	11.8%	$4.2	12.5%	$6.1

	Two Fiscal Quarters Ended
					Change
	July 2,	% of	June 30,	% of	due to
	2005	Net Sales	2004	Net Sales	acquisition
Gross profit	$70.3	36.8%	$26.9	43.5%	$41.7

Selling, general and administrative expenses	48.4	25.3%	18.6	30.0%	28.4
Amortization of intangibles	4.2	2.2%	1.7	2.9%	2.7

Income from operations	$17.7	9.3%	$6.6	10.6%	$10.6

Gross Profit
     For the fiscal quarter ended July 2, 2005, gross profit was $39.1 million or 37.5% of net sales compared to $15.0 million or 44.6% of net sales for the comparable period of the prior year. For the two fiscal quarters ended July 2, 2005; gross profit was $70.3 million or 36.8% of net sales compared to $26.9 million or 43.5% of net sales for the comparable period of the prior year. Gross profit changed as a result of the inclusion of Individual Sports whose product margins typically yield a lower margin percentage than Team Sports products and services. Gross profit for Team Sports improved 1.1 percentage points to 45.7% due to lower shipping and distribution costs as a result of the restructuring of the Team Sports operations. The improvement in distribution and procurement costs was offset, in large part, by temporary manufacturing inefficiencies associated with the relocation of the new helmet production line to our Elyria, Ohio reconditioning facility and the cessation of the majority of manufacturing operations which had previously been handled in the Chicago, Illinois manufacturing facility. For the two fiscal quarters ended July 2, 2005, the Team Sports gross profit remained flat at 43.5% as the benefits of certain restructuring initiatives were offset by temporary inefficiencies resulting from the movement and start up of our new helmet production line as mentioned above.
Selling, General and Administrative Expenses
     Selling, General and Administrative (“SG&A”) expenses for the fiscal quarter ended July 2, 2005 increased $14.9 million over the comparable period of the prior year. SG&A expenses for the two fiscal quarters ended July 2, 2005 increased $29.8 million over the comparable period in the prior year. The primary increase in SG&A expenses was due to the addition of Individual Sports as part of the acquisition of Bell Sports. Team Sports, SG&A expenses increased approximately $0.3 million or 2.3% and $1.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
million or 5.8% during the fiscal quarter and two fiscal quarters ended July 2, 2005, respectively, when compared to the comparable periods in the prior year. During the fiscal quarter and two fiscal quarters ended July 2, 2005, we incurred approximately $0.5 million and $1.2 million, respectively, in expenses related to our plan for operational changes and initiatives to improve manufacturing inefficiencies. Other increases of SG&A expenses are due to research and development costs associated with our new Sideline Response System and the addition of new sales representatives. These increases were offset by lower consulting fees and severance expense for both the fiscal quarter and two fiscal quarters ended July 2, 2005.
Amortization of Intangibles
     Amortization of intangibles increased $1.0 million and $2.5 million for the fiscal quarter and two fiscal quarters ended July 2, 2005, respectively. The increase is primarily attributable to intangible assets related to the acquisition of Bell Sports.
Interest Expense.
     Interest expense was $5.6 million for the fiscal quarter and $10.7 million for the two fiscal quarters ended July 2, 2005, a $6.7 million and $3.5 million increase respectively, over the comparable periods of the prior year. The increase was due to increased borrowings and incremental working capital needs as a result of the Transactions. Our overall weighted average cost of capital decreased compared to prior year as a result of our recapitalization associated with the Transactions.
Provision for Income Taxes.
     We recorded an income tax provision of $3.2 million and $0.8 million for the second fiscal quarter of 2005 and 2004, respectively. For the two fiscal quarters ended July 2, 2005 and June 30, 2004 we recorded an income tax provision of $3.3 million and $1.0 million, respectively. Our effective tax rate for the fiscal quarter and the two fiscal quarters ended July 2, 2005 was 48.4% and 47.8%, respectively. Our prior year effective tax rate for the fiscal quarter and the two fiscal quarters ended June 30, 2004 was 40.0%. The increase in our effective tax rate was primarily related to an increase in non-deductable variable stock compensation expense.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the first fiscal quarter of 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. We commenced the consolidation and integration of several facilities. As part of the restructuring plan, we announced the closure of our manufacturing operations, relating to the Team Sports segment which are located in Chicago, Illinois. Substantially, all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. We outsourced manufacturing of the majority of our parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. We have signed a contingent contract for the sale of the Chicago facility. The sale of the facility is scheduled to be complete by December 2005 and is expected to result in estimated net proceeds of approximately $2.1 million. The closure of this facility is consistent with our strategy to leverage economies of scale within our operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

	Write-down of		Employee	Facility
	Property, Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
First fiscal quarter of 2005:
Provision	$—	$567	$—	$181	$748
Cash activity	—	(49)	—	(181)	(230)

Balances as of April 2, 2005	—	518	—	—	518

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Write-down of		Employee	Facility
	Property, Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Second fiscal quarter of 2005:
Provision (reversal)	127	(25)	32	325	459
Less:
Non-cash activity	(127)	—	—	—	(127)
Cash activity	—	(291)	(26)	(325)	(642)

Balances as of July 2, 2005	$—	$202	$6	$—	$208

     The $0.1 million pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per our policy and relate to the termination of 77 employees. As of July 2, 2005, 55 employees have been terminated. The facility closure costs primarily relate to the transfer of raw material and work in process inventory to ongoing operating facilities and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million and are included in SG&A expenses when charged. The $0.2 million of restructuring costs accrued at July 2, 2005 are expected to be incurred during 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility.
     On September 30, 2004, we entered into a new senior secured credit facility that provides for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. Our new senior secured credit facility replaced our then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. Our new revolving credit facility will mature in September 2010. Our new term loan facility will amortize at a nominal amount quarterly until it matures in September 2011. Beginning on March 31, 2005, and each year thereafter, we may be required to prepay a portion of the term loan facility depending on the amount of excess cash flow generated in the prior year. All of our obligations under our new senior secured credit are fully and unconditionally guaranteed jointly and severally by our parent RBG Holdings Corp., and all of our existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrues on the amounts outstanding under term loan facility, at our option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. Our new senior secured credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, as well as certain customary financial covenants and maintenance tests, including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of July 2, 2005, we had total borrowings of $139.2 million under our new senior secured credit facility of which $109.2 million was borrowed under the term loan facility and $30.0 million was borrowed under the revolving credit facility. As of July 2, 2005, we had availability to borrow an additional $19.0 million under our revolving credit facility.
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At July 2, 2005, outstanding letters of credit issued under the revolving credit facility totaled $1.0 million.
     On September 30, 2004, we issued $140.0 million of our 8.375% senior subordinated notes due 2012. The 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. Beginning October 1, 2008, we may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, we

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
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
     Cash used in operating activities was $28.1 million for the two fiscal quarters ended July 2, 2005, compared to $13.5 million used in the comparable period of the prior year. The increase in cash usage is primarily the result of the addition of Individual Sports’ working capital needs. This is a normal working capital cycle for our business with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $97.0 million in working capital at July 2, 2005, as compared to $88.7 million at December 31, 2004. Accounts receivable and inventories, combined, were $47.9 million higher than at December 31, 2004.
     The Team Sports business is seasonal and driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products generally start in April and build through September. As a result of the foregoing, Team Sports fourth quarter is its least profitable. While Team Sports collectible helmets and some of its other product lines run counter the effect is less significant than the much larger institutional football business.
     Working capital typically experiences a buildup in the first half of the year as Team Sports seeks to balance its manufacturing and reconditioning facilities and therefore increases inventory. This pattern is magnified by the preference of many school districts to pay for items in the budget year in which they will be used. As July 1st often marks the start of the budget year for these customers, receivables balance generated during the first half of the year are historically reduced as collections are made in the second half of the year.
     The Individual Sports business is also seasonal and driven primarily by the warm weather months conducive to bicycling. As such, the Individual Sports business is least profitable during the fourth calendar quarter. The seasonal impacts are mitigated slightly by the rise in snow sports sales which has a different selling season.
     Individual sports typically experiences an increase in working capital in the first two fiscal quarters of each year as it builds inventory for late spring and summer selling seasons and ships preseason bicycle helmet and accessory orders. Working capital decreases in the third calendar quarter as inventories are reduced through the summer selling season and accounts receivable are collected.
     Capital expenditures for the first two fiscal quarters of 2005 were $2.3 million compared to $0.3 million in the first two fiscal quarters of 2004. Capital expenditures made during 2005 were primarily related to enhancing new and existing products and for initiatives involved in the restructuring.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 65.4% at July 2, 2005 compared to 66.6% at December 31, 2004. The increase was primarily attributable to seasonal working capital increases and the rollout of powersports products to retail during the first two fiscal quarters of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Form S-4 (Reg. No. 333-123927).

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
     We are exposed to market risk from changes in interest rates which can affect our operating results and overall financial condition. Our indebtedness based on variable interest rates increased upon the completion of the Transactions. Assuming a 10% increase in interest rates interest expense, net for the fiscal quarter ended July 2, 2005, would have increased by approximately $0.1 million.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal period. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective. In addition, such officers concluded that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including such officers, to allow timely decisions regarding required disclosure. Our management does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Uncertainty of Forward-Looking Statements and Information
     This report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including: (i) the level of competition in the sporting goods industry; (ii) legal and regulatory requirements; (iii) the success of new products; (iv) our relationships with our major suppliers; (v) fluctuations in costs of raw materials; (vi) our relationship with significant customers and licensees; (vii) our labor relations; (viii) departure of key personnel; (ix) encroachments on our intellectual property; (x) product liability claims; (xi) the timing, cost and success of opening new manufacturing facilities; (xii) our level of indebtedness; (xiii) interest rate risks; (xiv) future acquisitions; (xv) an increase in return rates; and (xvi) other risks outlined under “Risk Factors,” in our filed registration statement on Form S-4 (Reg. No. 333-123927).
     These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not place undue reliance on any of our forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Furthermore, any forward looking statement speaks only as of the date on which it is made and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation of Bell Sports, Inc.
31.1	Certification of William N. Fry
31.2	Certification of Jeffrey L. Gregg
32.0	Certification of William N. Fry and Jeffrey L. Gregg

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDDELL BELL HOLDINGS, INC.

Registrant

Dated: August 16, 2005	/s/ Jeffrey L. Gregg

Jeffrey L. Gregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)