Form 10-Q
period 2005-10-01
Riddell Bell Holdings, Inc.
filed 2005-11-15
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarterly period ended October 1, 2005
of
RIDDELL BELL HOLDINGS, INC.
A Delaware Corporation
IRS Employer Identification Number. 20-1636283
SEC File Number 333-123927
6225 North State Hwy 161, Suite 300
Irving, Texas 75038
(469) 417-6700
     Riddell Bell Holdings, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
     As of October 1, 2005, 100 shares of Riddell Bell Holdings, Inc. were outstanding. Riddell Bell Holdings, Inc. is a non-accelerated filer.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 1,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,424	$1,429
Accounts receivable, net	93,887	66,373
Inventories, net	53,903	49,643
Current deferred taxes	9,289	14,210
Other current assets	8,076	10,947

Total current assets	167,579	142,602
Property, plant and equipment, net	20,239	20,469
Intangible assets, net	178,669	185,059
Goodwill	101,689	101,544
Other assets	20,421	20,902

Total assets	$488,597	$470,576

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,169	$1,184
Accounts payable	20,735	19,693
Accrued expenses	35,630	33,066
Revolving credit facility	7,000	—

Total current liabilities	64,534	53,943
Long-term debt, less current portion	248,026	248,914
Deferred taxes and other noncurrent liabilities	40,976	42,247

Total liabilities	353,536	345,104

Stockholder’s Equity:
Common stock; $.01 par value, 100 shares authorized, 100 shares issued and outstanding at October 1, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	142,351	139,004
Retained deficit	(7,665)	(13,739)
Accumulated other comprehensive income	375	207

Total stockholder’s equity	135,061	125,472

Total liabilities and stockholder’s equity	$488,597	$470,576

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME
(unaudited and in thousands)

	Fiscal Quarter Ended
	October 1,	September 30,
	2005	2004
Net sales	$102,947	$38,526
Cost of sales	65,987	22,389

Gross profit	36,960	16,137
Selling, general and administrative expenses	24,454	10,190
Amortization of intangibles	2,170	719

Income from operations	10,336	5,228
Interest expense, net	5,657	9,564
Other income	557	—

Income (loss) before income taxes	5,236	(4,336)
Income tax provision (benefit)	2,806	(1,736)

Net income (loss)	2,430	(2,600)

Other comprehensive income (loss)
Foreign currency translation	291	—

Comprehensive income (loss)	$2,721	$(2,600)

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three Fiscal Quarters Ended
	October 1,	September 30,
	2005	2004
Net sales	$293,961	$100,438
Cost of sales	186,705	57,387

Gross profit	107,256	43,051
Selling, general and administrative expenses	72,872	28,789
Amortization of intangibles	6,390	2,465

Income from operations	27,994	11,797
Interest expense, net	16,339	13,541
Other income	557	—

Income (loss) before income taxes	12,212	(1,744)
Income tax provision (benefit)	6,138	(698)

Net income (loss)	6,074	(1,046)

Other comprehensive income (loss)
Foreign currency translation	168	—

Comprehensive income (loss)	$6,242	$(1,046)

See accompanying notes to condensed consolidated financial statements.

RIDDELL BELL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Fiscal Quarters Ended
	October 1,	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,074	$(1,046)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,318	3,977
Deferred debt issuance costs amortization	1,415	6,633
Accrual of PIK interest expense	—	462
Variable stock compensation expense	2,742	374
Deferred tax provision (benefit)	4,260	(1,108)
Write-down of property, plant and equipment	127	—
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(27,514)	(11,861)
Inventories	(4,260)	5,934
Other current assets and noncurrent assets	2,358	(2,205)
Accounts payable	1,042	(1,004)
Accrued expenses	2,564	4,258
Other noncurrent liabilities	(609)	(40)

Net cash (used in) provided by operating activities	(1,485)	4,374

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,826)	(513)
Adjustment to goodwill	(145)	—
Purchase of businesses, net of cash acquired	—	(1,261)

Net cash used in investing activities	(3,971)	(1,774)

Cash flows from financing activities:
Payments on senior term loan	(825)	(69,837)
Payments on capital lease obligations	(78)	(172)
Proceeds from revolving credit facility	131,539	96,369
Payments on revolving credit facility	(124,539)	(28,782)
Deferred debt issuance costs	(419)	(447)
Capital contribution (distribution)	605	(160)

Net cash provided by (used in) financing activities	6,283	(3,029)

Effect of exchange rates on cash and cash equivalents	168	—
Increase (Decrease) in cash and cash equivalents	995	(429)

Cash and cash equivalents at beginning of period	1,429	3,672

Cash and cash equivalents at end of period	$2,424	$3,243

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
     In March 2005, the Company changed its reporting period for operational purposes from calendar quarterly periods to 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s third quarter of fiscal year 2005 ended on October 1, 2005. The Company believes that there is no material difference between the 2005 and 2004 reporting periods and that the results of both periods are comparable except for the effects of any acquisition in those periods.
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
     The Transactions were financed by an equity investment of $69.1 million in Riddell Holdings, LLC the Company’s indirect parent Company, by an investor group led by Fenway Partners Capital Fund II, L.P. and certain members of management, the borrowing by the Company of $110.0 million under a new seven-year term loan facility and $5.0 million of borrowings under a new $50.0 million six-year revolving loan facility, and the issuance by the Company of $140.0 million aggregate principal amount of its 8.375% senior subordinated notes due 2012. Proceeds of these financing arrangements were used to pay the merger consideration, refinance existing indebtedness of Riddell Sports Group, Inc., a wholly-owned subsidiary of the Company (“Riddell Sports”), and Bell Sports, and pay transaction costs and expenses.
     Bell Sports is a leading global designer, developer and marketer of helmets for bicycling and action sports in the world, and of bicycle accessories in the United States. The acquisition of Bell Sports provided the Company with the opportunity to expand its business and become the leading designer, developer and marketer of head protection equipment and related accessories for numerous athletic and recreational activities. The acquired assets and liabilities consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents for helmets, child carriers, and other accessories. The results of operations for the Bell Sports acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The acquisition of Bell Sports was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. The Company recorded approximately $57.6 million of goodwill and approximately $126.6 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation.
     The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands excepts as specified)

Net purchase price including cost of the transaction	$242,925
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	49,829

Less:
Current assets	(101,080)
Property, plant and equipment	(13,906)
Other assets	(182)
Trademarks	(62,419)
Patents	(32,496)
Customer relationships	(31,700)
Deferred tax assets relating to estimated value of tax net operating loss	(49,178)
Net deferred tax liabilities relating to differences in the financial statements and the tax basis of certain assets and liabilities	55,837

Excess of cost over net assets acquired (goodwill)	$57,630

     The following pro forma data summarizes the results of operations for the fiscal quarter and three fiscal quarters ended September 30, 2004 as if the acquisition of Bell Sports had occurred at January 1, 2004. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period.

	Fiscal Quarter	Three Fiscal
	Ended	Quarters Ended
	September 30,	September 30,
	2004	2004
Net sales	$88,692	$262,979
Net income	2,488	9,163
3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the first fiscal quarter of 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce the Company’s overall cost structure and to drive sustainable improvements in operating and financial performance. The Company commenced the consolidation and integration of several facilities. As part of the restructuring plan, the Company announced the closure of its manufacturing operations, relating to the Team Sports segment, located in Chicago, Illinois. Substantially, all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility consisting of land and building are currently marketed for sale. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated during the first fiscal quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands excepts as specified)

	Write-
	down of
	Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
First Fiscal Quarter of 2005:
Provision	—	$567	—	$181	$748
Cash activity	—	(49)	—	(181)	(230)

Balances as of April 2, 2005	—	518	—	—	518
Second Fiscal Quarter of 2005:
Provision (reversal)	127	(25)	32	325	459
Less:
Non-cash activity	(127)	—	—	—	(127)
Cash activity	—	(291)	(26)	(325)	(642)
Balances as of July 2, 2005	—	202	6	—	208
Third Fiscal Quarter of 2005:
Provision	—	—	6	20	26
Less:
Non-cash activity	—	—	—	—
Cash activity	—	(84)	(1)	(20)	(105)

Balances as of October 1, 2005	$—	$118	$11	$—	$129

     The $0.1 million pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per Company policy and relate to the termination of 77 employees. As of October 1, 2005, 62 employees have been terminated. The facility closure costs primarily relate to the transfer of raw material and work in process inventory to ongoing operating facilities and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million and are included in selling, general and administrative expenses when charged. The $0.1 million of restructuring costs accrued at October 1, 2005 are expected to be realized during fiscal 2005.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company’s acquired intangible assets are as follows:

	October 1, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(532)	$1,702	$(347)
Customer relationships	49,280	(8,027)	49,280	(4,316)
Patents and technology	38,345	(3,810)	38,345	(1,316)

Total	$89,327	$(12,369)	$89,327	$(5,979)

Unamortized intangible assets:
Trademarks	$101,711		$101,711

     There was a $0.2 million change in the carrying amount of goodwill in the individual sports business unit during the fiscal quarter ended October 1, 2005 related to invoices for transaction costs provided immediately prior to the transaction:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands excepts as specified)

	Team	Individual
	Sports	Sports	Consolidated
Balance as of October 1, 2005	$41,607	$60,082	$101,689

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis and more often if indications of impairment exist as required under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted in 2004 indicated no reduction in the carrying amount of goodwill was required. The Company expects to perform its next impairment analysis before the end of 2005, and on a future interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.
5. LONG-TERM DEBT
     Long-term debt consisted of the following at October 1, 2005 and December 31, 2004:

	October 1,	December 31,
	2005	2004
Senior Secured Credit Facility:
Term loan facility	$108,900	$109,725
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	295	373

Total long-term debt	249,195	250,098
Less: Current maturities of long-term debt	(1,169)	(1,184)

Long-term debt, less current portion	$248,026	$248,914

     In connection with the acquisition of Bell Sports, substantially all of Riddell Sports’ and Bell Sports’ existing indebtedness was redeemed or otherwise repaid and replaced with borrowings under the Company’s new senior secured credit facility and with indebtedness under the 8.375% senior subordinated notes due 2012.
     On September 30, 2004, the Company entered into a new senior secured credit facility that provides for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. This facility replaced the Company’s then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. The revolving credit facility will mature in September 2010. The term loan facility will amortize at a nominal amount quarterly until it matures in September 2011. Each year the Company may be required to prepay a portion of the term loan facility depending on the amount of excess cash flow generated in the prior year. The revolving credit facility and term loan facility are fully and unconditionally guaranteed jointly and severally by the Company’s parent, RBG Holdings Corp. and all of the Company’s existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrues on amounts outstanding under the revolving credit facility, at the Company’s option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrues on amounts outstanding under the term loan facility, at the Company’s option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. The senior secured credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and certain financial covenants including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of October 1, 2005, the Company had total borrowings of $115.9 million under the senior secured credit facility, $108.9 million under the term loan facility and $7.0 million under the revolving credit facility. As of October 1, 2005, the Company had availability to borrow an additional $41.8 million under the revolving credit facility.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands excepts as specified)
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
     Cash payments for interest were $6.4 million and $1.0 million for the fiscal quarters ended October 1, 2005 and September 30, 2004, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At October 1, 2005, outstanding letters of credit issued under the revolving credit facility totaled $1.2 million.
6. INVENTORIES
     Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following at October 1, 2005 and December 31, 2004:

	October 1,	December 31,
	2005	2004
Raw materials	$9,389	$7,925
Work-in-process	704	2,034
Finished goods	43,810	39,684

Inventories, net	$53,903	$49,643

7. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated results of operations or financial position.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands excepts as specified)
propose a qualifying plan of repatriation for 2004. The Company is currently assessing whether it will propose a plan of qualifying repatriation in 2005. The estimated range of dividend amounts that it may consider would not exceed eligible dividend amounts allowable under the AJCA.
     In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that changes the adoption dated of SFAS No. 123R (Revised 2004), “Share-Based payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. The Company currently plans to adopt SFAS No. 123R using the modified prospective method effective January 1, 2006. The Company is currently estimating the impact that the application of the expensing provisions of SFAS No. 123R will have, if any, on its pre-tax income once adopted.
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
     Inter-segment transfers are recorded at cost and are presently minimal; there is no intercompany profit or loss on inter-segment transfers. Segment results for the fiscal quarter and three fiscal quarters ended October 1, 2005 and September 30, 2004, respectively, are as follows:

	Team
Fiscal Quarter Ended	Sports	Individual Sports	Consolidated
October 1, 2005
Net sales	$42,051	$60,896	$102,947
Income from operations	8,057	5,828	13,885
Depreciation	448	926	1,374
Capital expenditures	624	945	1,569

September 30, 2004
Net sales	$38,526	$—	$38,526
Income from operations	6,090	—	6,090
Depreciation	459	—	459
Capital expenditures	196	—	196

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands excepts as specified)

	Team	Individual
Three Fiscal Quarters Ended	Sports	Sports	Consolidated
October 1, 2005
Net sales	$107,827	$186,134	$293,961
Income from operations	17,842	21,517	38,359
Depreciation	1,289	2,639	3,928
Capital expenditures	1,773	2,053	3,826

September 30, 2004
Net sales	$100,438	$—	$100,438
Income from operations	14,636	—	14,636
Depreciation	1,513	—	1,513
Capital expenditures	513	—	513

	Team
	Sports	Individual Sports	Consolidated
Assets
As of October 1, 2005	$168,439	$320,158	$488,597
As of December 31, 2004	160,190	310,386	470,576
     A reconciliation from the segment information to the consolidated balances for income from operations is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2004	2005	2004
Segment income from operations	$13,885	6,090	$38,359	$14,636
Variable stock compensation expense	(1,351)	(143)	(2,742)	(374)
Restructuring and other infrequent expense	(26)	—	(1,233)	—
Amortization of intangibles	(2,170)	(719)	(6,390)	(2,465)

Consolidated income from operations	$10,336	$5,228	$27,994	$11,797

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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands excepts as specified)
The Company maintains product liability insurance coverage under a policy expiring in January 2009.
10. PROVISION (BENEFIT) FOR INCOME TAXES
     The Company recorded an income tax provision (benefit) of $2.8 million and $(1.7) million for the third fiscal quarter of 2005 and 2004, respectively. For the three fiscal quarters ended October 1, 2005 and September 30, 2004 the Company recorded an income tax provision (benefit) of $6.1 million and $(0.7) million, respectively. The Company’s effective tax rate for the fiscal quarter and the three fiscal quarters ended October 1, 2005 was 53.6% and 50.3%, respectively. The Company’s prior year effective tax rate for the fiscal quarter and the three fiscal quarters ended September 30, 2004 was 40.0%. The increase in the Company’s effective tax rate was primarily related to an increase in non-deductible variable stock compensation expenses.

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
     Following the Transactions, we began to report our financial results in two business segments: Team Sports and Individual Sports. Each segment distributes a full range of head protection equipment, other athletic, outdoor and active wear products. Team Sports primarily consists of football and other team products and performance reconditioning services related to these products. Individual Sports consists of helmets and accessories for bicycling, snow sports and power sports and fitness related products.
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
RESULTS OF OPERATIONS
Net Sales
     Net sales for the fiscal quarter ended October 1, 2005 increased $64.4 million or 167.2% from the comparable period of the prior year. Net sales for the three fiscal quarters ended October 1, 2005 increased $193.5 million or 192.7% from the comparable period of the prior year. Team Sports net sales for the fiscal quarter ended October 1, 2005 increased $3.5 million or 9.1% compared to comparable period of the prior year. Team Sports net sales for the three fiscal quarters ended October 1, 2005 increased $7.4 million or 7.4% from the comparable period of the prior year. The Team Sports improvement for the fiscal quarter ended and three fiscal quarters ended October 1, 2005 was primarily attributable to a shift in product mix to higher end products and expansion of product offerings.
     The following table sets forth, for the periods indicated, the percentage change in net sales due to acquisition included in our consolidated statements of operations (dollars in millions):

					Change Due to
	Period Ended		Change		Acquisition
	October 1,	September 30,
	2005	2004	$	%	$	%
Net sales for the
Fiscal Quarter Ended	$102.9	$38.5	$64.4	167.2%	$60.9	94.6%
Net sales for the Three Fiscal
Quarters Ended	$293.9	$100.4	$193.5	192.7%	$186.1	96.2%

     The following tables set forth, for the period indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations.

		Fiscal Quarter Ended
					Change
	October 1,	% of	September 30,	% of	due to
	2005	Net Sales	2004	Net Sales	acquisition
Gross profit	$37.0	36.0%	$16.1	41.8%	$19.3

Selling, general and administrative expenses	24.5	23.8%	10.2	26.5%	14.7
Amortization of intangibles	2.2	2.2%	0.7	1.8%	0.8

Income from operations	$10.3	10.0%	$5.2	13.5%	$3.8

		Three Fiscal Quarters Ended
					Change
	October 1,	% of	September 30,	% of	due to
	2005	Net Sales	2004	Net Sales	acquisition
Gross profit	$107.3	36.5%	$43.0	42.9%	$61.0

Selling, general and administrative expenses	72.9	24.6%	28.8	28.7%	43.1
Amortization of intangibles	5.8	2.2%	2.4	2.5%	3.5

Income from operations	$28.6	9.7%	$11.8	11.7%	$14.4

Gross Profit
     For the fiscal quarter ended October 1, 2005, gross profit was $37.0 million or 36.0% of net sales compared to $16.1 million or 41.8% of net sales for the comparable period of the prior year. For the three fiscal quarters ended October 1, 2005, gross profit was $107.3 million or 36.5% of net sales compared to $43.0 million or 42.9% of net sales for the comparable period of the prior year. Gross profit changed as a result of the inclusion of Individual Sports whose product margins typically yield a lower margin percentage than Team Sports products and services. Gross profit for Team Sports improved 0.3 percentage points to 42.2% due to shift in product mix to higher margin core products. Offsetting, in part, the product mix shift improvement were raw material cost increases. For the three fiscal quarters ended October 1, 2005, the Team Sports gross profit improved 0.1% as the benefits of certain restructuring initiatives were partially offset by raw material cost increases and temporary inefficiencies resulting from the movement and start up of our new helmet production line.
Selling, General and Administrative Expenses
     Selling, General and Administrative (“SG&A”) expenses for the fiscal quarter ended October 1, 2005 increased $14.3 million over the comparable period of the prior year. SG&A expenses for the three fiscal quarters ended October 1, 2005 increased $44.1 million over the comparable period in the prior year. The primary increase in SG&A expenses was due to the addition of Individual Sports as part of the acquisition of Bell Sports. Team Sports, SG&A expenses decreased approximately $0.4 million or 3.9% and increased $1.0 million or 3.5% during the fiscal quarter and three fiscal quarters ended October 1, 2005, respectively, when compared to the comparable periods in the prior year. During the fiscal quarter and three fiscal quarters ended October 1, 2005, we incurred approximately $0.0 million and $1.2 million, respectively, in expenses related to our plan for operational changes and initiatives to improve manufacturing inefficiencies. Other increases of SG&A expenses are due to research and development costs associated with our new Sideline Response System and the addition of new sales representatives. These increases during the three fiscal quarters ended October 1, 2005 were offset by lower consulting fees and severance expense.
Amortization of Intangibles
     Amortization of intangibles increased $1.5 million and $3.4 million for the fiscal quarter and three fiscal quarters ended October 1, 2005, respectively. The increase is primarily attributable to intangible assets related to the acquisition of Bell Sports.

Interest Expense.
     Interest expense, net was $5.6 million and $16.3 million for the fiscal quarter and three fiscal quarters ended October 1, 2005, respectively, compared to $9.5 million and $13.5 million for the comparable periods in 2004. The fiscal quarter and three fiscal quarters ended September 30, 2004 include charges to write off $5.8 million of debt issue costs relating to prior indebtedness refinanced and $1.4 million in bridge loan commitment fees incurred related to the Transactions. On a comparable basis, interest expense, net increased $3.3 million and $10.0 million due to increased borrowings and working capital needs as a result of the Transactions.
Provision (Benefit) for Income Taxes.
     We recorded an income tax provision (benefit) of $2.8 million and $(1.7) million for the third fiscal quarter of 2005 and 2004, respectively. For the three fiscal quarters ended October 1, 2005 and September 30, 2004 we recorded an income tax provision (benefit) of $6.1 million and $(0.7) million, respectively. Our effective tax rate for the fiscal quarter and the three fiscal quarters ended October 1, 2005 was 53.6% and 50.3%, respectively. Our prior year effective tax rate for the fiscal quarter and the three fiscal quarters ended September 30, 2004 was 40.0%. The increase in our effective tax rate was primarily related to an increase in non-deductible variable stock compensation expenses.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the first fiscal quarter of 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. We commenced the consolidation and integration of several facilities. As part of the restructuring plan, we announced the closure of our manufacturing operations, relating to the Team Sports segment which were located in Chicago, Illinois. Substantially, all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. We outsourced manufacturing of some of our parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility consisting of land and building are currently marketed for sale. The closure of this facility is consistent with our strategy to leverage economies of scale within our operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

	Write-
	down of
	Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
First quarter of 2005:
Provision	—	$567	—	$181	$748
Cash activity	—	(49)	—	(181)	(230)

Balances as of April 2, 2005	—	518	—	—	518
Second quarter of 2005:
Provision (reversal)	127	(25)	32	325	459
Less:
Non-cash activity	(127)	—	—	—	(127)
Cash activity	—	(291)	(26)	(325)	(642)
Balances as of July 2, 2005	—	202	6	—	208
Third quarter of 2005:

Provision (reversal)	—	—	6	20	26
Less:
Non-cash activity	—	—	—	—
Cash activity	—	(84)	(1)	(20)	(105)

Balances as of October 1, 2005	$—	$118	$11	$—	$129

     The $0.1 million pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per our policy and relate to the termination of 77 employees. As of October 1, 2005, 62 employees have been terminated. The facility closure costs primarily relate to the transfer of raw material and work in process inventory to ongoing operating facilities and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million and are included in SG&A expenses when charged. The $0.1 million of restructuring costs accrued at October 1, 2005 are expected to be incurred during 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility.
     On September 30, 2004, we entered into a new senior secured credit facility that provides for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. Our new senior secured credit facility replaced our then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. Our new revolving credit facility will mature in September 2010. Our new term loan facility amortizes at a nominal amount quarterly until it matures in September 2011. Each year, we may be required to prepay a portion of the term loan facility depending on the amount of excess cash flow generated in the prior year. All of our obligations under our new senior secured credit are fully and unconditionally guaranteed jointly and severally by our parent RBG Holdings Corp., and all of our existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrues on the amounts outstanding under term loan facility, at our option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. Our new senior secured credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, as well as certain customary financial covenants and maintenance tests, including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of October 1, 2005, we had total borrowings of $115.9 million under our new senior secured credit facility of which $108.9 million was borrowed under the term loan facility and $7.0 million was borrowed under the revolving credit facility. As of October 1, 2005, we had availability to borrow an additional $41.8 million under our revolving credit facility.
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At October 1, 2005, outstanding letters of credit issued under the revolving credit facility totaled $1.2 million.
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

     Operating activities consumed $1.5 million of cash for the three fiscal quarters ended October 1, 2005, compared to $4.4 million of cash provided in the comparable period of the prior year. The increase in cash usage is primarily the result of the addition of Individual Sports’ working capital needs. This is a normal working capital cycle for our business with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $103.0 million in working capital at October 1, 2005, as compared to $88.7 million at December 31, 2004. Accounts receivable and inventories, combined, were $31.8 million higher than at December 31, 2004.
     The Team Sports business is seasonal and driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products generally start in April and build through September. As a result of the foregoing, Team Sports fourth fiscal quarter is its least profitable. While Team Sports collectible helmets and some of its other product lines run counter the effect is less significant than the much larger institutional football business.
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
     Individual sports typically experiences an increase in working capital in the first two fiscal quarters of each year as it builds inventory for late spring and summer selling seasons and ships preseason bicycle helmet and accessory orders. Working capital decreases in the third and fourth fiscal quarters as inventories are reduced through the summer selling season and accounts receivable are collected.
     Capital expenditures for the first three fiscal quarters of 2005 were $3.8 million compared to $0.5 million in the first three fiscal quarters of 2004. Capital expenditures made during 2005 were primarily related to enhancing new and existing products and for initiatives involved in the restructuring.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 65.5% at October 1, 2005 compared to 66.6% at December 31, 2004. The decrease was primarily attributable to principal payments totaling $0.8 million in the first three fiscal quarters of 2005 and the year to date income improving our stockholder’s equity.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in our filed registration statement on Form S-4 (Reg. No. 333-123927).

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
     We are exposed to market risk from changes in interest rates which can affect our operating results and overall financial condition. Our indebtedness based on variable interest rates increased upon the completion of the Transactions. Assuming a 10% increase in interest rates interest expense, net for the three fiscal quarters ended October 1, 2005, would have increased by approximately $0.3 million.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
      We are subject to various product liability claims and lawsuits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Our management has established an accrual based on its best estimate of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. We maintain product liability insurance coverage under a policy expiring in January 2009.
     We are currently involved in various suits and claims all of which constitute ordinary, routine litigation incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
ITEM 6. EXHIBITS

The filings referenced for
incorporation by
reference are
Riddell Bell Holdings,
Exhibit Number	Description of Exhibit	Inc.
31.1	Certification of William N. Fry	Filed herewith

31.2	Certification of Jeffrey L. Gregg	Filed herewith

32	Certification of William N. Fry and Jeffrey L. Gregg	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDDELL BELL HOLDINGS, INC.
Registrant

Dated: November 15, 2005	/s/ Jeffrey L. Gregg

Jeffrey L. Gregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)