Form 10-K
period 2005-12-31
EASTON-BELL SPORTS, INC.
filed 2006-03-30
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-123927
EASTON-BELL SPORTS, INC.
(Exact name of registrant as specified in its certificate of incorporation)

Delaware (State or other jurisdiction of incorporation or organization)	20-1636283 (I.R.S. Employer Identification No.)

6225 North State Highway 161, Suite 300
Irving, TX 75038
(Address of Principal Executive Offices)
(469) 417-6600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑ .
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☑          No ☐
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑ .
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐ .
      Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐           Non-Accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑ .
      The aggregate market value of voting and non-voting common equity held by non-affiliates of Easton-Bell Sports, Inc. is $0.

PART I

Item 1.	Business
      Easton-Bell Sports, Inc., which was formerly known as Riddell Bell Holdings, Inc., was incorporated in Delaware in April 2003. Our executive offices are located at 6225 North State Highway 161, Suite 300, Irving, Texas 75038, and our telephone number is 469-417-6600.
      As used in this annual report, references to “Riddell Sports” refer to Riddell Sports Group, Inc. and its consolidated subsidiaries, references to “Bell Sports” refer to Bell Sports Corp. and its consolidated subsidiaries, and references to “Easton-Bell,” “we,” “us” and “our” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. Riddell Sports and Bell Sports are all subsidiaries of Easton-Bell. Unless otherwise indicated, all references in this annual report to “the Company” include us and our subsidiaries.
Overview
      We are the leading designer, developer and marketer of performance enhancing sports equipment as well as protective equipment and related accessories for numerous athletic and recreational activities. As of December 31, 2005, we were comprised of two formerly independent companies, Riddell Sports and Bell Sports. Riddell Sports’ core business is designing, marketing and reconditioning football helmets and equipment as well as helmets and equipment used in baseball, lacrosse and other team sports. Riddell Sports sells to a diversified institutional customer base that includes high schools, colleges, youth leagues and professional teams. Our branded helmets are widely used by Division I NCAA football players and are the Official Helmet of the National Football League, or the NFL. Bell Sports’ core business is designing and marketing helmets and accessories for bicycling, action sports, snow sports and powersports (including motorcycling, off-roading and snowmobiling). Bell Sports sells through the mass, sporting goods and specialty retail channels in the United States and Europe.
      Our principal brands — Riddell (football, baseball and lacrosse helmets and equipment), Bell (bicycle and action sports helmets and accessories) and Giro (bicycle and snow sports helmets) — are all market leaders. Each brand enjoys a reputation for innovative design, leading technology and high quality construction that enhances athletic performance and improves protection. As a result, we have been able to build and maintain relationships with the NFL and some of the most visible athletes in numerous helmeted sports, including seven-time Tour de France winner Lance Armstrong, BMX stunt riding champion Dave Mirra, skateboarding champion Tony Hawk, and supercross champion Jeremy McGrath. The visibility provided by our relationships with the NFL and professional athletes reinforces the authenticity of our brands and their reputation for innovation and performance.
      As of December 31, 2005, we had two reportable segments: Team Sports and Individual Sports. Each segment distributes a full range of head protection equipment, other athletic, outdoor and active wear products. Team Sports primarily consists of football and other team products and reconditioning services related to these products (primarily the Riddell Sports business). Individual Sports consists of helmets and accessories for bicycling, snow sports and power sports and fitness related products (primarily the Bell Sports business).
Recent Developments

The Easton Acquisition
      On March 16, 2006, we acquired Easton Sports, Inc., or Easton Sports, which we refer to in this annual report as the Easton Acquisition. The purchase price for Easton Sports, including the refinancing of Easton Sports’ existing indebtedness, was approximately $385.0 million in cash, subject to an upward or downward adjustment based on the level of Easton Sports’ net working capital as of the closing date of the acquisition. The purchase price for the Easton Acquisition was funded in part by an equity investment in our parent company, Easton Bell Sports, LLC (formerly known as Riddell Holdings, LLC and which we refer to in this annual report as our parent), proceeds from our new secured credit facility entered into in connection with the Easton Acquisition and existing cash on hand.
      Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports has a history of innovation and a reputation for producing quality products that offer material performance advantages. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors.
      Unless otherwise indicated, the description of our business and results of operations set forth in this annual report do not reflect those of Easton Sports or the consummation of the Easton Acquisition. On February 27, 2006, we filed a current report on Form 8-K which included certain audited consolidated financial statements of Easton Sports and its subsidiaries. Additionally, the pro forma financial information with respect to the Easton Acquisition that is required to be filed pursuant to Item 9.01(b) of Form 8-K will be filed by us as soon as practicable, but in no event later than June 1, 2006.
Industry Overview

Recreational Products Industry
      We participate in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. U.S. manufacturers’ sales of sporting goods have grown from $31.3 billion in 1990 to an estimated $55.7 billion in 2005, according to the Sporting Goods Manufacturers Association, or SGMA. Over the same time period, U.S. manufacturers’ sales of sports equipment alone have increased 78.1% due to higher average price points that are, in turn, driven by technological advances. Within the industry, we participate in some of the most popular sports segments, including baseball, softball, football, hockey, cycling, skiing and snowboarding. We believe that consumer dollars spent in the sports in which we compete are growing as a result of the increasing percentage of avid participants that prefer, and are willing to pay for, premium products that improve performance.
      The sporting goods industry is undergoing a period of rapid consolidation with equipment manufacturers increasingly coalescing around two very different strategies. Many, including some publicly traded competitors, compete on price and seek to create a competitive advantage by aggregating a multitude of brands and offering a wide range of commodity-like products to the mass retailers and largest sporting goods chains. Conversely, others, including us, employ technological innovation to create a cohesive portfolio of performance products that less price-sensitive customers want to buy-typically through specialty channels.

Football Helmets and Other Team Sports Equipment
      According to the SGMA, tackle football remains the most popular varsity sport played at U.S. high schools with more than one million participants in 2004. At the same time, overall participation at the largest youth football league, Pop Warner Football, has increased 69% from 1994 to 2004 as the number of tackle football teams increased by 50%. We believe that team sports participation levels are an important driver of sales of equipment to institutional customers and that demographics are a leading driver of participation levels. According to the National Center for Education Statistics, the high school student population is expected to increase 1.1% in 2006.
      The market for football helmets and other football equipment can be broadly segmented into four groups: youth league programs, high school programs, college programs and professional teams. We believe that the majority of our growth will be driven by new football helmets like our Revolution helmet, which has elevated the average price point for helmets in recent years.

Bicycle Helmets and Related Accessories
      According to L.E.K. Consulting, 42% of cyclists wear a helmet and according to BMRI 61% of helmet users are under the age of 13. Furthermore, driven by increased participation rates, particularly in those niches and age groups where individual participants are more likely to wear a helmet, estimates show that helmet usage is expected to increase to 46% of all bicycle participants by 2008. Many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18.
      The U.S. bicycle accessory segment of the bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders shifted toward high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, Snow Sports and Powersports
      Participation in action sports, such as skateboarding, BMX and snowboarding, has grown dramatically since 1999 as youth are increasingly choosing individual sports over traditional, organized team sports. Events such as the ESPN X-Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel
      Wholesale spending for consumer sports apparel was estimated to grow at 4.5% for 2005, reaching approximately $25.2 billion in annual sales. The sports apparel segment overall is benefiting from consumers’ preference toward casual, comfortable clothing. About 30% of sports apparel spending goes toward clothes that consumers intend to use (but not exclusively) for sports or fitness activities. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased prices points for athletic apparel in recent years.
Our Brands
      The Riddell brand, founded in 1929, is one of the most recognizable brands in sports. The Riddell branded helmet is used by numerous Division I NCAA football teams and has been the Official Helmet of the NFL since 1989, resulting in significant awareness of the Riddell brand with the general public as well as youth leagues and high schools. We currently sell our football helmets, athletic equipment, and uniforms under the Riddell brand name, as well as branded collectible products, such as replica football helmets, reflecting NFL and popular collegiate team logos.
      Since its introduction in 1954, the Bell brand has established a reputation in the United States for toughness, dependability and performance at an affordable price. Originally a leading powersports brand, the Bell brand currently enjoys significant customer awareness and is strongly associated with bicycle helmets and accessories. The brand is further reinforced through its use by and sponsorship of leading athletes (including Dave Mirra, Danica Patrick, Tony Hawk and Jeremy McGrath) and professional cycling teams. We currently sell bicycle, action sports and powersports helmets, as well as various bicycle and fitness accessories under the Bell brand.
      The Giro brand, founded in 1986, is the top selling brand of bicycle and snow sports helmets in U.S. sporting goods and specialty retail stores and the top selling brand of ski and snowboard helmets in North America. Giro has significant brand awareness among bicycling, skiing and snowboarding enthusiasts and enjoys a reputation for innovation as well as sleek, stylish and speed-oriented designs. The brand is further reinforced through its use by or sponsorship of leading professional athletes, including Lance Armstrong and the Discovery Channel Pro Cycling Team.
      We also sell a variety of accessories, including (i) bicycle pumps, bicycle headlights, safety lights and reflectors under the Blackburn brand (ii) bicycle trailers and child carrier seats under the Co-Pilot brand (founded in 2000), and (iii) a full line of mats, resistance bands, kits and other fitness accessories designed primarily for strength training, yoga and pilates under the Savasa brand (launched in 2004). Additionally, we own the rights to use the widely recognized MacGregor brand (exclusive of golf products), which we license to select third parties to manufacture and market footwear and other sports equipment.

Products and Services

Helmets
      Football Helmets. We are the world’s leading designer, developer and marketer of football helmets. We sell to high schools, colleges and youth and professional leagues, including the NFL. Our football helmet product offering includes the following helmet models sold under the Riddell name: the Revolution; the Revolution Youth; the VSR-4; the VSR2-Y; and the Little Pro.
      The Revolution helmet was the first helmet using new proprietary technology, designed with the intent of reducing the risk of concussion to football players. It features a shell that extends protection into the side and mandible areas of the head, offers a tru-curve front pad and occipital lock that work together to provide front and back fit and stability, and has a z-pad configuration that helps reduce the impact of blows to the side of the head. We first introduced the Revolution helmet in 2002 and began selling the youth version later that year. The price of Revolution helmets ranges from approximately $125 to $175.
      Our traditional helmet for adult football players, the VSR-4 helmet, features an exclusive Kra-lite II polycarbonate shell, a carbon steel face mask and an inflatable liner with two outside inflation points. The VSR2-Y helmet is sold to youth football players and has an inflatable liner with one inflation point. This model features an exclusive plastic formulation and removable snap-in jaw pads. The Little Pro helmet is designed for players under the age of 14. It includes most of the features of the VSR2-Y helmet, but does not have an inflatable liner and features a Kra-lite face mask. Instead, we offer five liner sizes in order to provide a personalized fit to players wearing the Little Pro helmet. The price of these helmets ranges from approximately $65 to $150. Football helmets accounted for approximately 8.4%, 16.7% and 21.4% of our net sales, in 2005, 2004 and 2003, respectively.
      Snow Sports Helmets. Our snow sports helmets are designed for recreational and competitive skiing and snowboarding. We have consistently been a leader in comfort and fit as well as performance, from the first snow helmet with adjustable vents to new audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. The price of our snow sports helmets ranges from approximately $55 to $165. Snow sports helmets accounted for approximately 6.1%, 3.9% and 0% of our net sales in 2005, 2004 and 2003, respectively.
      Bicycle and Action Sports Helmets. Our bicycle and action sports helmets are designed for athletic and recreational users of all ages. We offer helmets in a variety of colors, styles and sizes. Our new helmet technologies have included expanded polystyrene, or EPS, liners and in-mold microshell bonding, which fuses the protective outer microshell to the impact-absorbing EPS liner and improves the structural integrity and durability of helmets. Design innovations that have improved the comfort and fit of helmets include internal reinforcement of the liners (allowing for bigger vents, channel ventilation, more advanced styling and lighter weight while still meeting performance standards), and our proprietary fit systems (making head and chin straps more comfortable and easier to use). In addition to our Bell and Giro brands, we sell these helmets under various licensed brands, including Barbie®, Batman®, Sesame Street®, Hot Wheels® and X Games®. The price of our bicycle and action sports helmets ranges from approximately $10 to $55 in the mass channel and from approximately $30 to $225 in the sporting goods and specialty channels. Bicycle and action sports helmets accounted for approximately 54.8%, 23.6% and 0% of our net sales in 2005, 2004 and 2003, respectively.
      Powersports and Auto Racing Helmets. In 1991, Bell Sports licensed its powersports business to a third party. In 2002, Bell Sports reacquired the U.S. rights to that business (including motorcycling, off-roading and snowmobiling). In 2004, we also reacquired the right to make Bell branded helmets for auto racing. Since reacquiring both sets of rights, we have moved quickly to recapture market share and return the brand to a leading position in powersports and auto racing. We have launched several new helmet models, including the Moto-8, the best ventilated motocross helmet on the market, and the Apex, a light but strong Kevlar composite helmet for the road market. Our powersports helmets are designed for motorcycles, both street and motocross, snowmobiles and auto racing. The price of our powersports helmets ranges from approximately $60 to $899. Powersports and auto racing helmets accounted for 4.1%, 0.5% and bicycle and action 0% of our net sales in 2005, 2004 and 2003, respectively.

Other Athletic Equipment and Accessories
      Shoulder Pads. We sell eight models of shoulder pads to football players of all levels. We offer a standard premium line as well as hand-made custom shoulder pads designed to meet the protection requirements of players at the professional and college levels. We also offer a line of shoulder pads for high school and youth players, which utilize a variety of designs and materials. For example, some of our high school models incorporate our flat shoulder pad technology to provide more freedom of movement and less bulk, while others provide a thin-closed cell foam over open-cell polyurethane foam in a semi-air tight encasement to cushion the blow of impact. The price of our shoulder pads ranges from approximately $30 to $360.
      Bicycle Accessories. We sell a wide selection of bicycle accessories, including lights, mirrors, reflectors, locks, pumps, tools, pedals, trainers, tires, tubes, protective pads, electronics, storage accessories, saddles, grips, gloves and bags. Bicycle accessories are sold under our owned brands as well as through the licensed Barbie®, Batman®, Sesame Street®, Hot Wheels® and X-Games® brands. The price for bicycle accessories ranges from under $3 for streamers to $230 for trainers.
      Uniforms. We began selling practice wear and game uniforms in the late 1990s, in order to leverage our direct sales force and strong brand name in the team sports market. Our football and baseball uniforms are available in a variety of colors, styles and fabrics, customized to specific team needs. The price for our practice wear and uniforms ranges from $5 for a pair of socks to $99 for a custom game jersey.
      Other. We also offer our institutional customers a wide variety of field equipment for football and other equipment for baseball, lacrosse and other team sports. We design and manufacture a variety of team sports helmets and other protective equipment, including a lacrosse helmet that meets the new standards set by the National Operating Committee on Standards for Athletic Equipment, or NOCSAE, and batters’ helmets for baseball. In addition, we distribute scoreboards, field equipment and other items manufactured by third parties. We also offer retail consumers a variety of powersports, auto racing and fitness accessories. Our powersports accessories include gloves, saddle bags, and goggles. Auto racing accessories include fire proof racewear, helmet restraint straps, visors and crew helmets. Our exercise product line is approved by the Wellness Advisory Council, a recognized panel of yoga and Pilates instructors. The price of our other sports equipment ranges from $2 for a one-pound dumbbell to $12,700 for a scoreboard.
      Other athletic equipment and accessories accounted for approximately 12.0%, 24.0% and 31.4% of our net sales in 2005, 2004 and 2003, respectively.

Reconditioning Services
      We are the leading reconditioner of athletic equipment in the United States. We recondition football helmets, shoulder pads, baseball and lacrosse helmets, catcher’s equipment, baseball gloves and hockey helmets. Although approximately 90% of our reconditioning volume is comprised of football helmets and shoulder pads, we are committed to meeting all sports equipment reconditioning needs that our customers may have.
      Football helmet reconditioning typically includes the cleaning, sanitizing and buffing and/or painting of helmets. All face guards, interior pads, chin straps and other helmet components are inspected and replaced as necessary. All helmets are then recertified to conform to the standards set by NOCSAE. We have the capacity to recondition over 3,000 helmets a day. The peak season for helmet and other football equipment reconditioning typically begins each November, soon after the end of most football playing seasons, and continues until early August of the following year, as equipment is returned to our customers in time for use in the next playing season. Reconditioning services accounted for approximately 9.2%, 19.7% and 28.7% of our net sales in 2005, 2004 and 2003, respectively.

Collectible Products
      We sell collectible auto racing and football helmets. Replica football helmets primarily reflect licensed NFL and major collegiate trademarks, while auto racing replicas are driver specific. Such collectible helmets are available in a variety of sizes and forms, including authentic helmets that are identical to competitive helmets used on-field by professional players, replica helmets that have a similar appearance to the authentic helmet but are constructed with less expensive materials, mini helmets that are half-scale versions of full-size helmets and pocket size helmets that appeal to both collectors and the mass market. We also offer packaged “collector sets,” such as the 2005 Super Bowl winner’s set, and customized helmets for various promotional or commemorative purposes. Collectible products accounted for approximately 5.4%, 11.6% and 18.5% of our net sales in 2005, 2004 and 2003, respectively.

Licensing
      We have entered into certain licensing agreements that allow third parties to manufacture and market products under the Riddell and MacGregor brand names. Products currently licensed include Riddell footwear and apparel and MacGregor footwear and sports equipment. In addition, we have recently entered into a footwear licensing agreement for Giro.
Competition
      Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines.

Helmets and Other Athletic Products and Accessories
      Our principal competitor in the football helmet market is Schutt Sports, the manufacturer of the AIR and DNA helmet. We also compete with Douglas Protective Equipment in the shoulder pad market and Rawlings Sporting Goods and Diamond Sports in other sports equipment markets, particularly for baseball and softball products. Russell Corporation is our principal competitor for uniform sales. We believe that we compete in each of these markets on the basis of quality, price, reliability, service, comfort and ease of maintenance. In addition, since we sell directly to schools, we compete with team sports dealers, including Collegiate Pacific, for customer orders.
      Our principal competitors in the bicycle helmet and accessories market tend to be niche players focused on specific end-user customers, distribution channels and price points. Within the mass retail channel, our main competitor is Protective Technologies International, or PTI, which markets its products under such well-known licensed brand names as Schwinn, Mongoose, GT, Disney, Tonka and Playskool. PTI competes with us primarily on price. In the specialty retail channel, our primary competitors are Trek Bicycle Corporation and Specialized Bicycle Components, who compete mostly on a combination of performance, price and design and focus on cycling enthusiasts.
      We primarily compete in the snow sports and powersports markets with a number of smaller players and a few multinational players, which compete mostly on a combination of performance, price and design. In the snow sports helmet market, we compete with several domestic and international brands, including Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D. and Salomon. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC.

Reconditioning Services
      The protective equipment reconditioning industry is highly fragmented. We believe that we are the only national competitor and have approximately 25 regional competitors. Reconditioners compete on the basis of quality, pricing, reputation, convenience and customer loyalty.

Collectible Products
      Our sales of collectible football helmets compete with a large number and wide array of manufacturers and sellers of sports and other collectible and memorabilia products. Among our competitors in this large marketplace are sellers of products, such as autographed photographs and uniforms and other memorabilia, as well as manufacturers of licensed clothing, such as caps and jackets.

Licensing
      Competition in the licensing of brands for sports equipment, apparel and footwear is substantial. Our Riddell and MacGregor brands compete with numerous companies having significant brand recognition. Competing brands for these product categories include Adidas, Champion, Converse, Nike, Rawlings, Reebok, Russell Athletic and Wilson. Brand recognition and reputation for quality are important competitive factors in our licensing business.
Sales and Marketing
      We utilize separate sales forces in our segments and are able to utilize a variety of distribution channels for each different product, enabling us to design specific marketing strategies for each brand and product.

Institutional Sales & Customers
      Our football helmets, shoulder pads, other sports equipment, uniforms and reconditioning services are primarily sold to educational institutions and athletic leagues. We have a direct sales force of approximately 200 individuals with an average tenure with the company of more than 8 years, which focuses on sales to a universe of approximately 16,000 high schools, 1,000 colleges and numerous youth and professional leagues across the United States, including the NFL. Our institutional sales force, made up primarily of ex-players, ex-coaches and experienced industry sales professionals, is the cornerstone of our leading market shares in the football helmet and reconditioning markets. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our institutional customers as well as educate them on new product offerings. We believe that our institutional sales force is the only national direct sales force for athletic products and services in the institutional sporting goods industry, which allows us to bypass third-party vendors and sell equipment and reconditioning services directly to institutional customers. Such direct access enables us to educate our customers about our products and more readily capture add-on sales.
      Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has rewarded us with a reputation for industry leading service and a loyal customer base.

Retail Sales
      At Bell Sports, we utilize approximately 129 in-house and independent commissioned retail sales professionals across the United States and Europe. Our in-house sales team of national sales managers provides exceptional sales and support services to key retail accounts. This retail sales department is divided between mass and specialty with sporting goods store customers distributed in either area, depending on the retail account’s orientation and size. Sales efforts to these customers are led by a national account manager, whose calling efforts are supported by other members of the customer team. These sales teams either reside on-site or visit frequently with large mass retail and sporting goods customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.
      At Riddell Sports, our collectible products are sold primarily to retail and sporting goods stores through approximately 30 independent sales representatives who are paid commissions. We strategically target channels of trade that we determine to be most appropriate for the type and price of each collectible product.

Retail Customers
      We sell bicycle, action sports, snow sports and powersports helmets, related accessories and collectible products domestically through mass merchants, sporting goods stores and independent specialty retailers. For the fiscal year ended December 31, 2005, our top ten customers accounted for approximately 37.1% of our net revenues and Wal-Mart, our largest customer, accounted for approximately 22.6% of our net revenues during such period.
      Mass Merchants. We have successfully developed a consultative service strategy, including offering strong category advisor services in the mass retail channel, which has enabled us to establish leading market positions with the nation’s largest mass retailers. Currently, we are a category advisor for bicycle accessories (including helmets) at two leading mass retailers. The category advisor program is designed to maximize sales per square foot and profit margins for mass retail customers and assist these customers in other areas, such as marketing, sales growth and inventory management. In addition, our personnel work on site with mass retailers to analyze sales trends and recommend ways to optimize profits. The proximity of our team and their high-degree of involvement in the sale of our products foster a close relationship with these customers.
      Sporting Goods Stores. We sell a broad selection of our bicycle, action sports, snow sports and powersports helmets, related accessories and collectible products to the largest sporting goods chains in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with the sporting goods channel’s marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retailers. Sporting goods retailers, depending on their individual selling strategies, are able to pick and choose among our line of in-house designed products for their weekly advertised promotional programs and limit the need for extensive in-store sale support as consumers quickly identify the quality of our brands.
      Independent Specialty Retailers. We sell bicycle, action sports, snow sports and powersports helmets, and related accessories to over 4,000 independent specialty retailers in the United States. These retailers cater their marketing and product selections to bicycle, ski, snowboard and powersports enthusiasts. We have concentrated certain distribution and use of our brands, Giro and Blackburn for example, for the specialty retail channel, because the products sold under these brands feature more advanced technical engineering, designs and styles for the enthusiast user. We work with specialty customers to maximize sales and profits by providing highly visible product displays and point-of-purchase signage. We also sell collectible football helmets to other specialty retail outlets.

Marketing
      Athlete and Team Sponsorships. We currently sponsor approximately 46 individuals and 10 teams, totaling over 200 professional athletes, who participate in cycling, skiing, snowboarding, auto racing and powersports events around the world. We believe that the endorsement of our products by leading, highly visible athletes reinforces the reputation of our company as an innovator and market leader and reinforces the authenticity of our brand. In particular, we have enjoyed strong global media attention due to Lance Armstrong, a long-standing Giro helmet user, winning the Tour de France seven consecutive years. Additionally, in the 2005 Tour de France, five of the 20 teams that competed wore Bell or Giro branded helmets. In addition, our brands have a strong presence in both the Summer and Winter X-Games, both of which are experiencing increased viewership and popularity. Winning X-Games athletes who endorse our action sports, snow sports and powersports products include Dave Mirra.
      NFL Agreement. Since 1989, we have operated under an exclusive contract with the NFL, under which our helmets are designated the Official Helmet of the NFL. The NFL agreement permits the Riddell mark to appear on the front (on the forehead) and on the chin straps of each Riddell helmet used during NFL play and requires that no indicia of any other brand of helmet appear on any helmet worn during a game. The NFL agreement provides us with a unique marketing and promotional tool. The recognition resulting from the frequent appearance of the Riddell mark on helmets in televised football games, as well as in photographs in newspapers and magazines, is viewed by us as important to our overall sales, marketing and licensing efforts.

We believe that this arrangement increases sales of our products and our Riddell brand licensees through enhanced visibility of the Riddell brand name and improves licensing opportunities.
      Advertising and Promotional Events. As a result of our strong brands, we receive a significant amount of free media exposure. We augment these articles with advertisements highlighting the distinctive design, quality and features of our products in various print media, including industry periodicals, magazines and newspapers and television media. To further reinforce and build our brand recognition, we conduct a variety of marketing and promotional events in support of our football helmets and line of athletic products. For example, we participate in coaches’ clinics and equipment shows throughout the year where our entire athletic products line is displayed and promoted along with our reconditioning services. In addition, we dedicate resources to educate consumers on the importance of helmet safety and proper fit by participating in such initiatives as the National Safe Kids Campaign, which promotes bicycle helmet usage. We also sponsor research on brain injury and helmet technology, as well as invest in initiatives designed to increase awareness of the importance of head protection in preventing brain injury.
Design and Product Development
      We have demonstrated a strong commitment to design and product development. Riddell Sports has led the development of several important innovations in helmeted team sports and activities. Our innovations have included the first plastic football helmet, the first air-impact shoulder pad, the Revolution helmet and the first lacrosse helmet to meet new NOCSAE standards.
      We have led the development of almost every innovation in bicycle helmet design and performance, and more recently have become a leader in action and snow sports. We developed the first functional bicycle helmet, the first full-faced motorcycle helmet and various new helmet technologies, including EPS liners, in-mold microshell bonding and specifically designed head phones that are built into the ear pads of snow sports helmets.
      We actively work with several organizations that set standards for helmets, including NOCSAE, the National Athletic Equipment Reconditioning Association and the Consumer Product Safety Commission, or CPSC, to establish higher mandatory standards for helmets. We have regularly been among the first to adopt new standards, including being the first company to adopt the CPSC’s new bicycle helmet standards, implemented in 1999, to ensure that helmets adequately protect the head and that chinstraps are strong enough to resist the ejection of a helmet in a collision or fall. We also are working with NOCSAE to develop a side-impact standard for football helmets.
      Our research development, design and testing group includes over 40 employees and we believe this represents the largest team in the world focused on the design and improvement of athletic helmets and accessories. Our product development personnel work with top athletes in order to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel based in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our protective products are subjected to various quality control procedures above and beyond those mandated by law at all stages of the manufacturing process. For example, quality control inspections for football helmets are conducted when the product is molded, when liners are inserted, when face guards are attached and when the product is finished.
      We make significant expenditures for engineering and applied research to improve the quality and performance of our products and to develop new products. Our expenditures on engineering and research were approximately $5.2 million, $2.2 million and $0.5 million or 1.4% of net sales, 1.3% of net sales and 0.5% of net sales in 2005, 2004 and 2003, respectively.

Production, Sourcing and Distribution
      We design, assemble and package substantially all of our football, baseball and lacrosse helmets at our Elyria, Ohio and Rantoul, Illinois facilities. Reconditioning services are performed at facilities strategically located throughout the United States. We use a manufacturing complex located in Rantoul, Illinois to assemble many of our bicycle helmets and manufacture auto racing helmets. We also maintain a silk screening operation at our Elk Grove, Illinois facility to customize our practice wear and uniform products with almost any logo, team name or other design that the customer requests.
      We complement our domestic manufacturing infrastructure with overseas sourcing of other products, and use our large purchasing volumes to receive lower prices. To protect the integrity of our brands, we actively inspect products purchased from third-party vendors to ensure that they meet our high quality standards. We have a product development team in Hong Kong that supports our Asian sourcing efforts. In addition to handling product design, this team visits and works with many of our suppliers to verify product specifications, logistics and quality control. We require our suppliers to perform factory tests periodically to ensure the material and functional integrity of our products.
      We operate distribution facilities in Illinois and Pennsylvania. Through these facilities, we are able to maintain high service levels for our customers across all distribution channels. In addition, we rely on a network of over 100 international distributors to sell our bicycle, action sports, snow sports and powersports helmets and related accessories in thousands of retail outlets worldwide.

Seasonality
      Our business is seasonal and is driven by both the weather and by buying patterns. Orders in the Team Sports segment typically begin at the end of the school football season (November) for football helmets and related equipment and run through to the start of the next season (August). Shipments of these football products and the performance of reconditioning services reach a low point during the football season in the fall. With regards to the Individual Sports segment, orders are typically received in the fourth quarter of the preceding year and the first quarter in anticipation of the spring and summer selling seasons when annual bicycle purchases peak. Shipments of bicycle products reach a low point in the early fall then build again prior to the winter holiday season. The onset of spring can shift the selling season. These seasonal impacts are increasingly being mitigated by increasing snow sports and powersports sales which have different selling seasons. In the case of snow sports, shipments peak in the fourth quarter.
Intellectual Property
      We have a portfolio of approximately 80 patents along with 32 patents pending that relate to our various products. While we believe certain of these patents are material to the success of our products, based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide more significant benefits to our business.
      We maintain a portfolio of active registered trademarks in support of our brands. We consider the Riddell, Bell and Giro trademarks to be material to our business. We own all domestic rights to the Riddell, Bell and Giro trademark and all domestic rights to the MacGregor trademark in connection with the manufacture and sale of certain products. We also maintain many registrations of trademarks globally, particularly the Bell, Giro and, Blackburn trademarks, and maintain the Riddell trademark in select countries.
      We have also secured licenses from several companies including (i) Mattel, Inc. to use the Barbie® and Hot Wheels® brands, (ii) Warner Brothers to use the Batman® brand, (iii) ESPN, Inc. to use the X-Games® brand on bicycle helmets and accessories, and (iv) Sesame Workshop to use Sesame Street® brand on bicycle protective gear and bicycle accessories. We have entered into an agreement that allows us to once again use the Bell trademark for motorcycle helmets and accessories sold in the United States, Canada and Mexico. We also license the Riddell trademark for certain types of athletic clothing, the Giro brand athletic footwear and the MacGregor trademark primarily for athletic footwear and sports equipment.

Employees
      We believe that our relationships with all of our employees are good. As of December 31, 2005, we had 1,421 employees, including 64 in product design, engineering and testing, 893 in operations, including manufacturing and development, 335 in sales and marketing and 129 in administration. Approximately 52 of our employees are represented by unions. The collective bargaining agreement with one union expired in January 2006 and is currently being renegotiated. Our other union contract expires in December 2006.
Governmental Regulation
      Our products and accessories are subject to the Federal Consumer Product Safety Act, which authorizes the CPSC to protect consumers from hazardous sporting goods and other products. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous and can require a manufacturer to repurchase such goods. We maintain a quality control program for our protective equipment operations and retail products that is designed to ensure compliance with applicable laws. To date, none of our products has been deemed to be hazardous by any governmental agency. Operations at all of our facilities are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and various other regulatory agencies. Our operations are also subject to environmental regulations and controls. While some of the raw materials used in our operations may be potentially hazardous, we have not received any material environmental citations or violations and we have not been required to spend significant amounts to comply with applicable law or to remediate conditions created by releases or disposal of hazardous materials.
Financial Information on Geographical Areas
      For financial information on geographic areas, see Note 9 to our consolidated financial statements contained herein.

Item 1A.	Risk Factors

Our substantial indebtedness could adversely affect our financial health.
      We have a significant amount of indebtedness. Following the Easton Acquisition, we had total indebtedness of at least $499.9 million (including $140.0 million of our 8.375% senior subordinated notes due 2012, $359.6 million under our new senior secured credit facility, and $0.3 million of capital lease obligations). For more information on our capitalization following the Easton Acquisition, including our new senior secured credit facility, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      Our substantial indebtedness could have important consequences. For example, it could: (i) increase our vulnerability to general adverse economic and industry conditions; (ii) require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; (iii) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (iv) place us at a competitive disadvantage compared to our competitors that have less debt; and (v) limit our ability to borrow additional funds.
      In addition, certain of the documents governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
      We may be able to incur substantial additional indebtedness in the future. We may borrow up to a total of $70.0 million and Cdn $12.0 million under the revolving loan facilities that are part of the new senior secured credit facility. See the “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Liquidity and Capital Resources”. In addition, the terms of the indenture governing our senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
      Our ability to make payments on and to repay or refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our ability to do so, to a certain extent, is subject to general economic, financial, competitive, legislative and other factors that are beyond our control. There can be no assurance that our businesses will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, if at all, or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

If we cannot compete successfully in our industries, our business may be adversely affected.
      Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines. Competition is primarily based on price, quality, customer service, brand name recognition, product offerings, product features and style. Our helmet and field equipment business competes with several leading companies, such as Schutt Sports, Douglas Protective Equipment, Rawlings Sporting Goods, Diamond Sports, Protective Technologies International, Trek Bicycle Corporation and Specialized Bicycle Components, as well as with several other international companies. Our bicycle component and accessory business competes with several national and regional competitors. Our uniform and practice wear business also competes with national businesses such as Russell Corporation and our reconditioning business competes with several regional companies. Easton Sports’ bat business has numerous competitor’s including Louisville Slugger and De Marini, and its other businesses also compete with other national businesses. In addition, since we sell directly to schools, we compete with team sports dealers for customer orders. During the last several years, new competitors have entered the bicycle helmet market, and as a result, price competition has increased. There can be no assurance that additional competitors will not enter our existing markets or that we will be able to compete successfully against existing or new competition.

Sales of our products may be adversely affected if we cannot effectively introduce new and innovative products.
      The historical success of our business has been attributable, in part, to the introduction of products, which are perceived to represent an improvement in performance over products available in the market. Our future success will depend, in part, upon our continued ability to develop and introduce innovative products in the sports equipment and accessories markets in which we compete. Successful product designs can be displaced by other product designs introduced by competitors which shift market preferences in their favor. If we do not introduce successful new products or our competitors introduce products that are superior to ours, our customers may purchase products from our competitors, which will adversely affect our business.

We are dependent upon our top ten customers for a large portion of our sales.
      For the fiscal year ended December 31, 2005, our top ten customers accounted for approximately 37.1% of our net revenues and Wal-Mart, our largest customer, accounted for approximately 22.6% of our net revenues during such period. Although we have long-term relationships with many of our customers, they do not have any contractual obligations to purchase our products in the future. We cannot be certain that we will be able to retain our existing major customers, and the loss of a major customer could have a material adverse impact on our business. In addition, our customers in the retail industry have periodically experienced consolidation, contractions and financial difficulties. If such events happen again in the future, they may result in a loss of customers or the uncollectability of accounts receivables in excess of amounts we have reserved.

Many of our products or components of our products are provided by a limited number of third-party suppliers.
      We do not have long-term contracts with our third-party manufacturers and we compete with other businesses for production capacity. Should our current third-party manufacturers become incapable of meeting our manufacturing requirements or cease doing business with us for any reason, our business and financial condition could be adversely affected. In addition, should we decide to transition additional in-house manufacturing to third party manufacturers, the risk of such a problem could be increased. Even if acceptable alternatives are found, the process of locating and securing such alternatives is likely to be disruptive to our business and there can be no assurance that we will be able to secure alternative sources on terms as favorable as our current terms, or at all. For instance, if the prices of the raw materials we purchase from third parties increase, we may not be able to find alternative sources of supply at the previously available prices. Extended unavailability of necessary components or finished goods could cause us to cease marketing of one or more products for a period of time, which could adversely affect our operations or our profitability.

If we are unable to enforce and protect our intellectual property rights, our competitive position may be harmed.
      We rely on a combination of patent and trademark laws to protect certain aspects of our business. However, while we have selectively pursued patent and trademark protection in the United States, Europe, and Canada; in some countries we have not perfected important patent and trademark rights. Our success depends in part on our ability to protect our trademarks and patents from unauthorized use by others. If substantial unauthorized use of our intellectual property rights occurs, we may incur significant financial costs in prosecuting actions for infringement of our rights, as well as the loss of efforts by engineers and managers who must devote attention to these matters. We also cannot be sure that the patents we have obtained, or other protections such as confidentiality, will be adequate to prevent imitation of our products and technology by others. If we fail to obtain worldwide patent and trademark protection or prevent substantial unauthorized use of our technology and trademarked brands, we risk the loss of our intellectual property rights. In addition, our competitors have obtained and may continue to obtain patents on certain features of their products, which may prevent or discourage us from offering such features on our products, and in turn, could result in a competitive disadvantage to us.
      Our well-established brands and branded products include Riddell, Bell, Giro and, following the Easton Acquisition, Easton. We believe that these trademarked brands are a core asset of our business and are of great value to us. If we lose the use of a product name, our efforts spent building that brand will be lost and we will have to rebuild a brand for that product, which we may or may not be able to do. We also note that following the Easton Acquisition, certain affiliates of one of our stockholders, Jas. D. Easton, Inc., will have the right to continue to use the Easton brand name in certain product areas. Although we do not compete with these entities in such product areas, we also do not control such entities and therefore can make no assurances as to how they will conduct business under the Easton brand name.
      From time to time, third parties have challenged our patents, trademark rights and branding practices, or asserted intellectual property rights that relate to our products and product features. We may be required to defend such claims in the future, which could result in substantial costs and diversion of resources and could negatively affect our results of operations or competitive position.

We are subject to product liability, warranty and recall claims and our insurance coverage may not cover such claims.
      Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend or attempt to settle product liability cases brought against us. However, there is no assurance that we can successfully defend or settle all such cases. We believe that we are not currently subject to any material product liability claims not covered by insurance, although the ultimate outcome of these and future claims cannot presently be determined. Because product liability claims are part of the ordinary course of our business, we maintain product liability insurance, which we believe is adequate. We cannot assure you that this coverage will remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate. Furthermore, future rate increases might make insurance uneconomical for us to maintain. These potential insurance problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. Adverse determinations of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and could harm our reputation, reducing the success of our business.
      In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product. If we were to recall one or more of our products, it would be a substantial cost to us and our relationships with our customers could be irreparably harmed and could materially and adversely affect our business.

Our international sourcing network subjects us to additional risks and costs, which may differ in each country in which we do business and may cause our profitability to decline.
      A significant portion of our products are sourced with suppliers located outside the United States, most notably in Asia and Europe, and we may decide to increase such amount in the future. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, such as: (i) recessionary or expansive trends in international markets; (ii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iii) difficulties in enforcing intellectual property rights; (iv) fluctuations in exchange rates; and (v) political and economic instability. If any such factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.
      Our business is also subject to the risks associated with the enactment of additional U.S. or foreign legislation and regulations relating to exports or imports, including quotas, duties, taxes or other charges or restrictions. If imposed, such legislation and regulations could have a material adverse effect on our sales and profitability. We may also be adversely affected by significant fluctuations in the value of the U.S. dollar relative to other currencies.

The success of our business is dependent on our affiliation with athletes, athletic associations and leagues.
      We sponsor numerous professional athletes in baseball, cycling, hockey, action sports, snow sports, and powersports who endorse and use our products, including our Bell and Giro branded helmets and Easton branded bats and hockey sticks. In addition, under our agreement with the NFL, the Riddell name must appear on the front of, and on the chin straps of, all our football helmets used in NFL play and no other brand name may appear on a football helmet, face mask or chin strap used in NFL play. Also, our helmets are used by numerous Division I NCAA football teams. We believe that these relationships increase the sales of our products through enhanced visibility of our brands and related trademarks and exposure of our branded products to other customers and provide us with a significant competitive advantage. If we were to lose the benefits of our agreement with the NFL, or if our relationships with NCAA football teams or other athletes were to deteriorate in a material way, our business and results of operations, financial condition, and cash flow could be adversely affected.

If we lose key personnel and management, we may not to be able to successfully implement our business strategy.
      The success of our business is dependent upon the management and leadership skills of the members of our senior management team and other key personnel, including certain members of our product development team. The loss of any such personnel or the inability to attract and retain key personnel could have a material adverse effect on our operations.

We may not successfully integrate the acquisition of Easton Sports into our business and may be unable to achieve anticipated cost savings and other synergies.
      The integration of Easton Sports’ operations following the consummation of the Easton Acquisition involves a number of risks and presents financial, managerial and operational challenges. In particular, we may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from Easton Sports with our management and personnel. Additionally, we may not be able to achieve the anticipated cost savings for many reasons, including contractual constraints or an inability to take advantage of expected tax savings. Failure to integrate the acquisition of Easton Sports successfully may have a material adverse effect on our business, results of operations, financial condition and cash flow.

We may not benefit from future acquisitions.
      We may continue to expand our business and operations through strategic acquisitions. Successful integration of acquired operations will depend on our ability to manage those operations effectively and to benefit from cost savings and operating efficiencies. We cannot be certain, however, that we will achieve these or other benefits or to be able to generate sufficient cash flows from these acquisitions to service any debt we may incur to finance these acquisitions. We also have no assurance that our profitability will be improved by any acquisition. If we cannot generate sufficient cash flow to service debt incurred to finance an acquisition, our business and results of operations, financial condition, and cash flow could be adversely affected.

The seasonality of our sales may have an adverse effect on our operations and our ability to service our debt.
      Our business is subject to seasonal fluctuations. This seasonality requires that we effectively manage our cash flows over the course of the year. If our sales were to fall substantially below what we would normally expect during particular periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected. In addition, quarterly results may vary from year to year due to the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and the sales mix of products sold. Accordingly, comparisons of quarterly information from our results of operations may not be indicative of our ongoing performance.

Employment related matters, such as unionization, may affect our profitability.
      As of December 31, 2005, 52 of our 1,421 employees were unionized. While we have positive labor relations with these unionized employees, we have little control over the union activities in these areas and could face difficulties in the future. The collective bargaining agreements with these unions expire within the next two years. There can be no assurance that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.

We may be subject to potential environmental liability.
      We are subject to many federal, state and local requirements relating to the protection of the environment, and we have made, and will continue to make, expenditures to comply with such requirements. Past and present manufacturing operations subject us to environmental laws that regulate the use, handling and contracting for disposal or recycling of hazardous or toxic substances, the discharge of particles into the air and the discharge of process wastewaters into sewers. We believe that our operations are in material compliance with these laws and regulations and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations, financial condition, and cash flow. If environmental laws become more stringent, our capital expenditures and costs for environmental compliance could increase. Under applicable environmental laws we may also become liable for the remediation of contaminated properties, including properties currently or previously owned or operated by us and properties where wastes generated by our operations were disposed. Such liability can be imposed regardless of whether we were responsible for creating the contamination. We do not believe that any of our existing remediation obligations, including at third-party sites, will have a material adverse effect on our financial results. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated and could have a material adverse effect on our financial results.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      As of December 31, 2005 we operated 18 facilities in the United States and one facility in Hong Kong. Our corporate headquarters are located in Irving, Texas. Set forth below is information regarding our principal properties:

		Leased	Owned
Location	Primary Use	Sq. Ft.	Sq. Ft.

Rantoul, IL	Accounting, Manufacturing and Warehouse	315,000
York, PA	Warehouse		285,000
Elyria, OH	Corporate Offices, Reconditioning and Warehouse	131,000
Elk Grove, IL	Manufacturing and Warehouse	31,000
Chicago, IL	Corporate Offices and Research and Development	20,500
Chicago, IL(1)	Offices, Manufacturing and Warehouse		92,300
Rantoul, IL	Warehouse	80,000
Rantoul, IL	Sales, Manufacturing, and Warehouse	44,100
East Stroudsburg, PA	Manufacturing and Reconditioning	61,500
San Antonio, TX	Reconditioning	58,800
Santa Cruz, CA	Sales and Marketing	50,000
Irving, TX	Corporate Headquarters	27,000
Birmingham, AL	Reconditioning	15,000
San Leandro, CA	Reconditioning	19,600
Burgettstown, PA	Repair and Laundry	17,000
Hong Kong	Product development and engineering	15,000
Somerville, MA	Repair and Laundry	8,000
New Rochelle, NY	Repair and Laundry	22,700

(1)	Currently marketed for sale.
      In addition to the primary facilities listed above we operate certain other offices around the world totaling approximately 19,200 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings
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

Item 4.	Submission Of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters
      There is no established public trading market for our equity securities.

Item 6.	Selected Financial Data
      Set forth below is our selected historical consolidated financial and other operating data. We derived our selected historical consolidated financial data and other data set forth below as of December 31, 2005, December 31, 2004, December 31, 2003, June 25, 2003, December 31, 2002, December 31, 2001 and June 21, 2001 and for the fiscal years ended December 31, 2005, December 31, 2004, the period from June 25, 2003 to December 31, 2003, the period from January 1, 2003 to June 25, 2003, the fiscal year ended December 31, 2002, the period from June 22, 2001 to December 31, 2001 and the period from January 1, 2001 to June 21, 2001, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	Successor			Predecessor(1)

			Period from	Period from		Period from	Period from
	Fiscal Year	Fiscal Year	June 25,	January 1,	Fiscal Year	June 22,	January 1,
	Ended	Ended	2003 to	2003 to	Ended	2001 to	2001, to
	December 31,	December 31,	December 31,	June 25,	December 31,	December 31,	June 21,
	2005	2004	2003	2003(2)	2002	2001	2001

Statement of Operations Data:
Net sales	$379,855	$165,927	$53,713	$55,032	$101,632	$47,970	$44,462
Cost of goods sold(3)	246,905	115,544	34,654	35,030	63,868	35,379	26,268

Gross profit	132,950	50,383	19,059	20,002	37,764	12,591	18,194
Selling, general and administrative expenses (exclusive of amortization of intangibles)(4)	93,432	48,397	14,246	16,506	27,674	13,394	13,093
Restructuring and other infrequent expenses	1,713	—	—	—	—	—	—
Amortization of intangibles	8,515	4,617	1,362	—	—	—	—
Costs related to June 25, 2003 Transaction	—	—	—	19,877	—	—	—

Income (loss) from operations	29,290	(2,631)	3,451	(16,381)	10,090	(803)	5,101
Interest expense	21,887	18,601	4,179	6,270	4,909	2,718	—

Income (loss) before taxes	7,403	(21,232)	(728)	(22,651)	5,181	(3,521)	5,101
Income tax provision (benefit)	4,321	(8,121)	(100)	(6,700)	2,070	(1,400)	—

Net income (loss)	$3,082	$(13,111)	$(628)	$(15,951)	$3,111	$(2,121)	$5,101

Other Financial Data:
Capital expenditures	4,999	1,593	728	560	1,461	560	393

	Successor			Predecessor(1)

	As of	As of	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	June 25,	December 31,	December 31,	June 21,
	2005	2004	2003	2003	2002	2001	2001

Balance Sheet Data:
Cash and cash equivalents	$3,632	$1,429	$3,672	$2,397	$209	$609	$770
Total assets	480,703	470,576	164,916	92,512	68,663	67,405	89,537
Total debt(5)	248,897	250,098	69,931	60,382	32,713	33,764	18,334
Total equity	133,934	125,472	69,426	7,493	23,490	22,379	29,272

(1)	Data as of June 25, 2003, December 31, 2002 and December 31, 2001 and for the period from January 1, 2003 to June 25, 2003 and the fiscal year ended December 31, 2002 and the period from June 22, 2001 to December 31, 2001, represent the results of Riddell Sports and its subsidiaries prior to their acquisition by us. Data as of June 21, 2001 and the period from January 1, 2001 to June 21, 2001, represent the combined financial position and results of seven companies prior to their acquisition by Riddell Sports Group, Inc. on June 21, 2001. These companies comprised the business of Riddell Sports and prior to June 21, 2001 were owned by Varsity Brands, Inc. The financial data for June 21, 2001 and earlier periods include adjustments to reflect a “carve out” of activity from Varsity Brands including exclusion of assets not acquired and profit adjustments to exclude interest expenses, management fees and general expense allocations from Varsity Brands and to exclude profits and losses from other activities excluded from the acquisition. Balance sheet data for June 22, 2001 and June 25, 2003 were closing balance sheets for periods immediately preceding acquisitions of the Riddell Sports business and did not include purchase accounting adjustments relating to the subsequent acquisition.

(2)	Income statement data for the period of January 1, 2003 to June 25, 2003 includes charges of $4.7 million from the reevaluation of estimates for certain assets and liabilities. Some of these charges included a change in calculation methodology which is inseparable from the change in estimate.

(3)	Cost of goods sold included $14.2 million, $2.2 million, $3.3 million and $6.1 million of costs resulting from purchase accounting write-up of inventories for the periods ended December 31, 2004, 2003, 2002 and 2001, respectively.

(4)	Selling, general and administrative expenses for the period ended June 25, 2003 included $19.9 million of transaction costs related to the June 25, 2003 sale of the Riddell Sports business.

(5)	Total debt includes the current maturities of long-term debt and loans payable under Riddell Sports’ existing revolving credit facility prior to it being refinanced in connection with the acquisition of Bell Sports. Also includes put warrants which were exercised during 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Uncertainty of Forward-Looking Statements and Information
      This annual report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Many factors mentioned in our discussion in this annual report, including the risks outlined under “Risk Factors,” will be important in determining future results.
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
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data,” as well as the consolidated financial statements and notes included elsewhere in this annual report.
Overview
      We are a leading designer, developer and marketer of performance enhancing sports equipment as well as head protective equipment and related accessories for numerous athletic and recreational activities. We are comprised of two formerly independent companies, Riddell Sports and Bell Sports. Riddell Sports’ core business is designing, marketing and reconditioning of football helmets as well as other equipment used in football, baseball, lacrosse and other team sports. Riddell Sports sells to a diversified institutional customer base that includes high schools, colleges, youth leagues and professional teams. Bell Sports’ core business is designing and marketing of helmets and accessories for bicycling, action sports, snow sports and powersports (including motorcycling, off-roading and snowmobiling). Bell Sports sells through the mass, sporting goods and specialty retail channels in the United States and Europe.
      As December 31, 2005, we had two reportable segments: Team Sports and Individual Sports. Each segment distributes a full range of head protection equipment, other athletic, outdoor and active wear products. Team Sports primarily consists of football and other team products and reconditioning services related to these products (primarily the Riddell Sports business). Individual Sports consists of helmets and accessories for bicycling, snow sports and power sports and fitness related products (primarily the Bell Sports business).
      Our business is subject to seasonal fluctuation. Sales of bicycle and other action sports helmets, accessories and other related products are driven primarily by the warm weather months conducive to bicycling. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. As a result of the foregoing, our business is least profitable during the fourth calendar quarter. However, seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales, which have different selling seasons.
Recent Developments

The Easton Acquisition
      On March 16, 2006, we acquired Easton Sports. The purchase price for Easton Sports, including the refinancing of Easton Sports’ existing indebtedness, was approximately $385.0 million in cash, subject to an upward or downward adjustment based on the level of Easton Sports’ net working capital as of the closing date of the acquisition. The purchase price for the Easton Acquisition was funded in part by an equity investment in our parent, proceeds from new secured credit facility entered into in connection with the Easton Acquisition and existing cash on hand.
      Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports has a history of innovation and a reputation for producing quality products that offer material performance advantages. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors.
      Unless otherwise indicated, the description of our business and results of operations set forth in this annual report do not reflect those of Easton Sports or the consummation of the Easton Acquisition. On February 27, 2006, we filed a current report on Form 8-K which included certain audited consolidated financial statements of Easton Sports and its subsidiaries. Additionally, the pro forma financial information with respect to the Easton Acquisition that is required to be filed pursuant to Item 9.01(b) of Form 8-K will be filed by us as soon as practicable, but in no event later than June 1, 2006.
Results of Operations
      Our results of operations for the fiscal year ended December 31, 2005, include the full-year operating results of Riddell Sports and Bell Sports on a combined basis. We refer to the fiscal year ended December 31, 2005 as 2005 for purposes of the discussion below. Our results of operations for the year ended December 31, 2004, include Bell Sports from September 30, 2004 (the date of acquisition). We refer to the fiscal year ended December 31, 2004 as 2004 for purposes of the discussion below. We acquired Riddell Sports in June 2003. For ease of comparison, we have combined, on a pro forma basis, our results of operations for the period after its acquisition by us, June 25, 2003 to December 31, 2003, with the results of operations for Riddell Sports for the period from January 1, 2003 through June 25, 2003 (predecessor period) to arrive at the combined fiscal year ended December 31, 2003. For purposes of the discussion below, we refer to the combined periods in 2003 with pro forma adjustments as Pro Forma 2003.

      The following table sets forth, for the periods indicated, the combined results of operations for Pro Forma 2003:

	The Period from	The Period from
	January 1, 2003	June 25, 2003 to	Pro Forma	Pro Forma
	to June 25, 2003	December 31, 2003	Adjustments	2003

Net sales	$55,032	$53,713	$—	$108,745
Cost of sales	35,030	34,654	(2,191)	67,493

Gross profit	20,002	19,059	2,191	41,252
Selling, general and administrative expenses (exclusive of amortization of intangibles)	16,506	14,246	(19,629)	11,123
Amortization of intangibles	—	1,362	1,290	2,652
Costs related to June 25, 2003 Transaction	19,877	—	—	19,877

Income (loss) from operations	(16,381)	3,451	20,530	7,600
Interest expense, net	6,270	4,179	(2,142)	8,307

Income (loss) before taxes	(22,651)	(728)	22,672	(707)
Income tax provision (benefit)	(6,700)	(100)	6,708	(92)

Net income (loss)	$(15,951)	$(628)	$15,964	$(615)

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

			Pro Forma
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0	69.6	62.1

Gross profit	35.0	30.4	37.9
Selling, general and administrative expenses (exclusive of amortization of intangibles)	24.6	29.2	10.2
Restructuring and other infrequent expenses	0.4	—	—
Amortization of intangibles	2.3	2.8	2.5
Costs related to June 25, 2003 Transaction	—	—	18.3

Income (loss) from operations	7.7	(1.6)	6.9
Interest expense, net	5.8	11.2	7.6

Income (loss) before income taxes	1.9	(12.8)	(0.7)
Income tax provision (benefit)	1.1	(4.9)	(0.1)

Net income (loss)	0.8%	(7.9)%	(0.6)%

2005 compared to 2004
      Net income for 2005 was $3.1 million compared to a loss of $13.1 million for 2004. Our results for 2005 include the following items:

•	variable stock compensation expense of $4.6 million, primarily related to the vesting of Class B Common Units awarded to certain members of our management and directors;

•	restructuring expenses of $1.7 million, primarily related to the closure of our Chicago, Illinois manufacturing facility as well as other cost reduction activities to reduce our overall cost structure;

•	an increase in amortization of intangible assets of $3.9 million; and

•	increased interest expense of $3.3 million related to higher debt levels in 2005 as a result of the acquisition of Bell Sports.
      Our results for 2004 included the following items:

•	cost of goods sold included $14.2 million of costs resulting from purchase accounting write-up of inventories during the fourth quarter;

•	an increase in amortization of intangible assets included in selling, general and administrative expenses of $2.0 million; and

•	increased interest expense of $5.8 million related to the write-off of debt issuance costs related to prior indebtedness refinanced during 2004, $2.9 million of interest expense related to the 8.375% senior subordinated notes and $1.4 million in bridge loan commitment fees incurred related to the Bell Acquisition.
      Net sales for 2005 were $379.9 million compared to $165.9 million in 2004. The increase was primarily attributable to the inclusion of the Individual Sports segment for a full year versus a three-month period from time of acquisition in 2004. The following table sets forth, for the periods indicated, the impact to net sales of the acquisition of Bell Sports and the results for each of our segments:

					Change Due to
			Change		Acquisition

	2005	2004	$	%	$	%

Team Sports	$132.8	$119.4	$13.4	11.2%	$—	—
Individual Sports	247.1	46.5	200.6	—	186.1	—

	$379.9	$165.9	$214.0	129.0%	$186.1	112.2%

      Net sales of the Team Sports segment for 2005 grew $13.4 million or 11.2% over the net sales for 2004. The growth in the Team Sports segment was primarily attributable to double-digit growth in helmet, shoulder pad and cloth product sales categories. Also contributing to the increase in net sales was strong single-digit growth in our reconditioning business. The increase in these product categories are the result of our expanding sales force and a shift in mix towards our Revolution helmet, which is priced at a premium to our previous helmet offerings. Net sales of the Individual Sports business grew $14.2 million in the fourth quarter of 2005 versus the comparable quarter in the prior year. Strong sales of snow products and increased European sales drove the majority of the increase with snow products increasing in the mid-teens and our European sales increasing in the low 30% range.
      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2005		2004

		% of Net		% of Net	Change Due
	$	Sales	$	Sales	to Acquisition

Gross profit	$133.0	35.0%	$50.4	30.4%	$61.0
Selling, general and administrative expenses (exclusive of amortization of intangibles)	93.5	24.6%	48.4	29.2%	42.7
Restructuring and other infrequent expense	1.7	0.4%	—	—	—
Amortization of intangibles	8.5	2.3%	4.6	2.8%	3.9

Income (loss) from operations	$29.3	7.7%	$(2.6)	(1.6)%	$14.4

Gross Profit
      For 2005, gross profit was $133.0 million or 35.0% of net sales compared to $50.4 million or 30.4% of net sales for 2004. Commodity cost increases during the year were offset by cost reduction efforts and the benefit of new product introductions at higher gross margins. Also contributing to the increase was the negative impact in 2004 related to a $14.2 million purchase accounting write-up of inventory to fair market value as a result of the acquisition of Bell Sports.

Selling, General and Administrative Expenses
      Selling, general and administrative, or SG&A, expenses increased $45.1 million for 2005 compared to 2004. The primary increase in SG&A expenses was due to the acquisition of Bell Sports. Team Sports SG&A expenses increased approximately $1.1 million or 2.8% when compared to 2004. We incurred approximately $2.9 million in expenses associated with establishing a corporate function to support the future business. Variable stock compensation for 2005 increased $4.6 million compared to 2004, attributable to the vesting of Class B Common Units awarded to certain members of management and our directors along with an increase in the underlying value of our common stock.

Restructuring and Other Infrequent Items
      During 2005, we incurred approximately $1.7 million in expenses related to our plan for operational changes and initiatives to improve manufacturing inefficiencies. See “— Restructuring and Other Infrequent Expenses” for additional information.

Amortization of Intangibles
      Amortization of intangibles increased $3.9 million to $8.5 million in 2005 from $4.6 million in 2004 as a result of a full year amortization on intangible assets acquired in the acquisition of Bell Sports.

Interest Expense, Net
      Interest expense, net increased $3.3 million to $21.9 million for 2005 from $18.6 million for 2004. The increase was primarily due to higher debt levels related to the Acquisition of Bell Sports in September 2004, including: (i) our 8.375% senior subordinated notes of $7.1 million; (ii) our term loan of $2.7 million; and (iii) a higher average revolver balance outstanding during 2005 of approximately $1.8 million. Offsetting these increases, in part, was the elimination in 2005 of approximately $4.9 million in debt issuance cost amortization and $1.4 million in bridge loan commitment fees incurred as a result of the refinancing of our debt during 2004 related to the acquisition of Bell Sports.

Provision (Benefit) for Income Taxes
      We recorded an income tax provision of $4.3 million in 2005, an effective rate of 58.4%, compared to a $8.1 million benefit in 2004, an effective rate of 38.2%. The effective tax rate in 2005 was negatively impacted by the non-deductible nature of our stock option program.

2004 compared to Pro Forma 2003
      Net loss for 2004 was $13.1 million compared to $0.6 million for Pro Forma 2003. Our results for 2004 include the following items:

•	cost of goods sold included $14.2 million of costs resulting from purchase accounting write-up of inventories during the fourth quarter;

•	an increase in amortization of intangible assets included in selling, general and administrative expenses of $2.0 million; and

•	increased interest expense of $5.8 million related to the write-off of debt issuance costs related to prior indebtedness refinanced during 2004, $2.9 million of interest expense related to the 8.375% senior subordinated notes and $1.4 million in bridge loan commitment fees incurred related to the acquisition of Bell Sports.

      Our results for Pro Forma 2003 exclude the following items:

•	$2.2 million of costs of goods sold resulting from purchase accounting write-up of inventories during the third quarter;

•	transaction related expenditures included in selling, general and administrative expenses of $19.9 million; and

•	interest expense of $2.1 million related to the write-off of debt issuance costs which related to prior indebtedness refinanced in June 2003, incurred with the Riddell Sports acquisition.
      Net sales for 2004 were $165.9 million compared to $108.7 million for Pro Forma 2003. The increase was primarily attributable to the acquisition of Bell Sports in September 2004, hiring of additional sales representatives, including sales representatives from a regional reconditioner acquisition made in March 2004, the mix impact of increased unit shipments of the Revolution football helmet, which is priced at a premium to the VSR-4 football helmet, increased uniform and football shoulder pad shipments. In addition, net sales increased due to the gains in product distribution, and increased unit shipments in our other product categories. The following table sets forth, for the periods indicated, the impact to net sales of the acquisition of Bell Sports and the acquisition of a regional reconditioner:

					Change Due to
			Change		Acquisitions

	2004	Pro Forma 2003	$	%	$	%

Team Sports	$119.4	$108.7	$10.7	9.8%	$1.0	0.9%
Individual Sports	46.5	—	46.5	100.0%	46.5	100.0%

	$165.9	$108.7	$57.2	52.6%	$47.5	43.7%

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2004		Pro Forma 2003
					Change
		% of Net		% of Net	Due to
	$	Sales	$	Sales	Acquisitions

Gross profit	$50.4	30.4%	$41.3	37.9%	$1.0
Selling, general and administrative expenses (exclusive of amortization of intangibles)	48.4	29.2%	11.1	10.2%	12.6
Amortization of intangibles	4.6	2.8%	2.7	2.5%	1.4
Costs related to June 25, 2003 Transaction	—	—	19.9	18.3%	—

Loss from operations	$(2.6)	(1.6)%	$7.6	6.9%	$(13.0)

Gross Profit
      Gross profit was negatively impacted by a $14.2 million purchase accounting write-up of inventory to fair market value as a result of the acquisition of Bell Sports. Also impacting gross margin was the inclusion of Individual Sports, whose products typically yield a lower margin percentage than historical Team Sports products and services.

Selling, General and Administrative Expenses
      SG&A expenses increased $17.4 million for 2004 from Pro Forma 2003. The primary increase in SG&A expenses is due to the addition of Individual Sports from the date of acquisition of Bell Sports. The increase also includes $1.6 million of research and development costs related to our new Sideline Response System — a helmet telemetry product designed to allow on-field measurement of head impact forces to alert coaches or team trainers of potential injuries in real-time during game play; a $1.9 million increase in amortization expense resulting from the final allocation of the purchase price of the June 2003 acquisition of Riddell Sports to certain intangible assets and the additional amortization related to the amortization of acquired intangible assets resulting from the acquisition of Bell Sports; and $2.1 million of expenses incurred during the year related to the continued implementation of a plan for operational changes including consulting expenses for initiatives to improve manufacturing efficiencies, executive hiring and severance expenses and other non-recurring projects. Expenses also increased for sales based commissions driven by higher net sales in 2004.

Amortization of Intangibles
      Amortization of intangibles increased $1.9 million to $4.6 million in 2004 from $2.7 million in Pro Forma 2003. The increase was primarily attributable to $1.4 million of additional amortization related to the amortization of acquired intangible assets resulting from the acquisition of Bell Sports.

Interest Expense
      Interest expense increased $10.3 million to $18.6 million for 2004 from $8.3 million for Pro Forma 2003. The increase was due to the write-off of $5.8 million of debt issuance costs relating to prior indebtedness refinanced during 2004, $1.4 million in bridge loan commitment fees related to the acquisition of Bell Sports and $2.9 million of interest expense related to the 8.375% senior subordinated notes. Pro Forma 2003 also included approximately $2.1 million of debt issuance costs written-off as part of our Riddell Sports acquisition.

Benefit for Income Taxes
      We recorded an income tax benefit of $8.1 million in 2004 compared to $0.1 million in Pro Forma 2003. Our effective tax rate was 38.2% for 2004 compared to 13.0% during Pro Forma 2003. At December 31, 2004 and 2003, we had net deferred tax liabilities, net of valuation allowances, of $15.0 million and $7.4 million, respectively, including $47.8 million and $2.9 million, respectively, related to net operating loss carryforwards. At December 31, 2004 and 2003, we had recorded total valuation allowances of $6.5 million and $0.0 million, respectively, related to net operating loss carryforwards in the United States. Realization of the remaining net deferred tax assets depends on generating sufficient taxable income in future periods. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

Restructuring and Other Infrequent Expenses
      During the first fiscal quarter of 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the consolidation and integration of several facilities and we announced the closure of our manufacturing operations, relating to the Team Sports segment which were located in Chicago, Illinois. Substantially, all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. We outsourced manufacturing of some of our parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility consisting of land and building is currently being marketed for sale and the carrying value of $940 is included in other assets as an asset held for sale. The closure of this facility is consistent with our strategy to leverage economies of scale within our operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

	Write-Down of		Employee	Facility
	Property, Plant	Employee	Retention	Closure
	and Equipment	Severance	Payments	Costs	Total

Balance as of December 31, 2004	—	—	—	—	—
Provision	250	542	46	875	1,713
Less: Non-cash activity	(250)	—	—	(250)	(500)
Cash activity	—	(473)	(31)	(625)	(1,129)

Balance as of December 31, 2005	$—	$69	$15	$—	$84

      The $0.3 million pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per our policy and relate to the termination of 77 employees. As of December 31, 2005, 67 employees have been terminated. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million. The $0.1 million of restructuring costs accrued at December 31, 2005 are expected to be incurred during 2006.
Quarterly Results
      The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	For the Following Quarterly Periods

	First	Second	Third	Fourth

	(In thousands)
2005:
Net sales	$87,233	$103,781	$102,947	$85,894
Gross profit	31,262	39,034	36,960	25,694
Income from operations	5,333	12,325	10,336	1,296
2004:
Net sales	$28,214	$33,698	$38,526	$65,489
Gross profit	11,900	15,014	16,137	7,332
Income (loss) from operations	2,485	4,084	5,228	(14,428)

Liquidity and Capital Resources
      The cash generated from operating activities and availability under our new senior secured credit facility are our principal sources of liquidity. Each are described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our new senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund our other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance. While we do not currently anticipate asking for any relief, it is possible that we would require relief in the future.

Senior Secured Credit Facility
      In connection with the acquisition of Bell Sports, we entered into a senior secured credit facility that provided for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. This senior secured credit facility replaced our then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. The revolving credit facility was scheduled to mature in September 2010. The term loan facility amortized at a nominal amount quarterly until it was scheduled to mature in September 2011. All of our obligations under this senior secured credit were fully and unconditionally guaranteed jointly and severally by our direct parent company, RBG Holdings Corp., or RBG, and all of our existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrued on amounts outstanding under the revolving credit facility, at our option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrued on the amounts outstanding under the term loan facility, at our option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. This senior secured credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, as well as certain customary financial covenants and maintenance tests, including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of December 31, 2005, we had total borrowings of $108.6 million under this senior secured credit facility of which $108.6 million was outstanding under the term loan facility. As of December 31, 2005, we had availability to borrow an additional $48.8 million under the revolving credit facility.
      In connection with the Easton Acquisition, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. Our new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the Easton Acquisition, our new term loan facility was drawn in full, together with borrowings under our new U.S. revolving loan facility, to satisfy our obligations under our then-existing credit facility (which was thereafter terminated), to in part finance the Easton Acquisition and pay related fees and expenses. Our new U.S. revolving credit facility and Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
      The interest rates per annum applicable to the loans under our new senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or a LIBOR rate, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for our new term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon our leverage ratio as calculated on or after June 30, 2006. The applicable margin percentage for our new revolving credit facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. On or after June 30, 2006, the applicable margin percentage for our revolving credit facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate.
      Under our new senior secured credit facility, RBG and certain of our domestic subsidiaries have guaranteed all of our obligations (both U.S. and Canadian), and we and certain of our Canadian subsidiaries have guaranteed the obligations under the Canadian portion of our new revolving credit facility. Additionally, we and our subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for our U.S. and Canadian obligations (and related guarantees) under our new senior secured credit facility. Furthermore, certain of our domestic subsidiaries and certain of our other Canadian subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under our Canadian revolving credit facility (and in the case of our domestic subsidiaries, the obligations (and related guarantees) under our new senior secured credit facility generally).
      Our new senior secured credit facility imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our new senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test and a minimum interest coverage ratio test.
      Our new senior secured credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts.
      In addition to the foregoing senior secured credit facilities, we have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2005, outstanding letters of credit issued under the revolving credit facility totaled $1.2 million.

Senior Subordinated Notes
      In connection with the acquisition of Bell Sports, we issued $140.0 million of our 8.375% senior subordinated notes due 2012. The 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. Beginning October 1, 2008, we may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
      Before October 1, 2007, we also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of our domestic subsidiaries, including Bell Sports, Riddell Sports and, following the Easton Acquisition, Easton Sports.

Other Matters
      Operating activities provided $8.5 million of cash for the year ended December 31, 2005, compared to $10.7 million of cash provided in the comparable period of the prior year. The increase in cash usage is primarily the result of the addition of Individual Sports’ working capital needs. We had $101.7 million in working capital at December 31, 2005, as compared to $88.7 million at December 31, 2004. Accounts receivable and inventories, combined, were $26.4 million higher than at December 31, 2004.
      The Team Sports business is seasonal and driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products generally start in April and build through September. As a result of the foregoing, Team Sports fourth fiscal quarter is its least profitable. While Team Sports collectible helmets and some of its other product lines run counter, the effect is less significant than the much larger institutional football business.
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
      Capital expenditures for 2005 were $5.0 million compared to $1.6 million in 2004. Capital expenditures made during 2005 were primarily related to enhancing new and existing products and for initiatives involved in the restructuring plan described above. See “— Restructuring and Other Infrequent Expenses.”
      Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 65.0% at December 31, 2005 compared to 66.6% at December 31, 2004. The decrease was primarily attributable to principal payments totaling $1.1 million in 2005 and the year to date income improving our stockholders’ equity.
      From time to time, we review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our new senior secured credit facility or complete public or private offerings of debt securities.

Contractual Requirements
      The future payments required under our significant contractual obligations as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period

			2007 to	2009 to	2011 and
	Total	2006	2008	2010	Beyond

Long-term debt(1)	$248,625	$1,100	$2,200	$2,200	$243,125
Interest payments related to long-term debt(2)	108,309	16,936	33,728	33,438	24,207
Capital lease obligations	365	85	94	66	120
Operating lease obligations	22,618	3,969	7,422	5,910	5,317
Other short-term and long-term obligations(3)	1,109	694	415	—	—

Total contractual cash obligations	$381,026	$22,784	$43,859	$41,614	$272,769

	Amount of Commitment Expiration per Period

			2007 to	2009 to	2011 and
	Total	2006	2008	2010	Beyond

Standby letters of credit and similar instruments	$1,156	$1,156	$—	$—	$—

Total commercial commitments and lines of credit	$1,156	$1,156	$—	$—	$—

(1)	Amounts include obligations pursuant to the senior secured credit facility that was outstanding on December 31, 2005, but which has since been repaid. See “— Liquidity and Capital Resources — Senior Secured Credit Facility.”

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(3)	Other short-term and long-term obligations include amounts committed under sponsorship agreements.
Critical Accounting Policies
      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 in the notes to our consolidated financial statements. We believe that our application of the policies discussed below involve significant levels of judgments, estimates and complexity. These estimates are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made.
      Revenue Recognition. Sales of bicycle and other action sports helmets, accessories and other related products are recorded upon passage of title to the customer, which generally occurs upon shipment. Sales of football helmets, shoulder pads and reconditioning services are recorded upon shipment to customers and the completion of services, respectively. Royalty income is recorded when earned based upon contracts with licensees which provide for royalties. Allowances for sales returns, discounts and allowances, including volume-based customer incentives, are estimated and recorded concurrently with the recognition of the corresponding revenue. Reserves for estimated returns are established based upon historical return rates and are recorded as reductions of sales.

      Accounts Receivable and Allowances. We review the financial condition and creditworthiness of potential customers prior to contracting for sales and record accounts receivable at their face value upon completion of the sale to our customers. We record an allowance for doubtful accounts based upon management’s estimate of the amount of uncollectible receivables. This estimate is based upon prior experience including historic losses as well as current economic conditions. The estimates can be affected by changes in the retail industry, customer credit issues and customer bankruptcies. Over the past few years, bankruptcies by certain of our retail customers had a significant impact on the allowance for doubtful accounts and bad debt expense. Uncollectible receivables are written off once management has determined that further collection efforts will not be successful. We generally do not require collateral from our customers.
      Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on management’s assessment of slow-moving and obsolete inventory on a product-by-product basis. We record adjustments to our inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from our expectations.
      Long-Lived and Finite-Lived Intangible Assets. We follow the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides that goodwill and trademarks, which have indefinite lives, are not amortized. The carrying values of all long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate). The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model. On an annual basis the fair value of our reporting units are compared with their carrying value and an impairment loss is recognized if the carrying value of a reporting unit exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. The fair value of the reporting units are estimated using the discounted present value of estimated future cash flows. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and also as a result of changes in the discount rate.
      Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from an effective interest method. Other intangible assets are being amortized over their estimated useful lives of seven to 19 years for patents and seven years for customer relationships.
      Income Taxes. We follow the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable. A portion of our deferred tax assets relate to net operating loss carryforwards. The realization of these assets is based upon estimates of future taxable income. If actual results are less favorable than those projected by management, additional income tax expense may be required. Changes in economic conditions and the business environment and our assumptions regarding realization of deferred tax assets can have a significant effect on income tax expense.

      Product Liability Litigation Matters and Contingencies. We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured or reconditioned by us or our subsidiaries and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot currently be determined. We estimate the uninsured portion of future costs and expenses related to claims, as well as incurred but not reported claims and record an accrual in this amount on our consolidated balance sheets. These accruals are based on managements’ best estimate of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, actual results could vary substantially from these estimates resulting in future expense for these claims.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
      In June 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period — specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated results of operations or financial position.
      In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As required by SFAS 123R, we will adopt this new accounting standard effective January 1, 2006. We do not believe the adoption of SFAS 123R will have a material effect on our consolidated results of operations or financial position.
      In November 2004, FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006.

Item 7A:	Quantitative and Qualitative Disclosure about Market Risk
      Our revenues and expenses are denominated in U.S. dollars. In addition, our sales contracts are also denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.
      We are exposed to market risk from changes in interest rates which can affect our operating results and overall financial condition. The indebtedness outstanding under our senior secured credit facility is based on variable interest rates. As of December 31, 2005, a 10% increase in interest rates on variable rate debt would have resulted in a $0.4 million change in annual interest expense on the term loan and on the revolving loan.

Item 8.	Financial Statements and Supplementary Data
      The following Consolidated Financial Statements of Easton-Bell and its subsidiaries for each of the years in the three-year period ended December 31, 2005 and included in this Item:

Page

Report of Independent Registered Public Accounting Firm	37
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheet as of December 31, 2005 and 2004	39
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and the period from June 25, 2003 to December 31, 2003, and the period from January 1, 2003 through June 25, 2003	40
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004 and the periods ended December 31, 2003 and June 25, 2003	41
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from June 25, 2003 to December 31, 2003, and the period from January 1, 2003 to June 25, 2003	42
Notes to Consolidated Financial Statements	43
      The information under the heading “Quarterly Results” of Item 7 on page 28 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Easton-Bell Sports, Inc.
      We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. (the “Company”) (formerly known as Riddell Bell Holdings, Inc.) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from June 25, 2003 to December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period from June 25, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
Riddell Sports Group, Inc.
      We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Riddell Sports Group, Inc. and subsidiaries (“Predecessor Company”) for the period January 1, 2003 to June 25, 2003. Our audit also included the Predecessor Company’s financial statement schedule for the period from January 1, 2003 to June 25, 2003 listed in the Index at Item 15(A). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Riddell Sports Group, Inc. and subsidiaries for the period January 1, 2003 to June 25, 2003 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 to the financial statements, in 2003 the Company changed the methods of accounting for certain asset reserves and liabilities. These changes in method were inseparable from a change in estimate.
/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2004

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands,
	except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$3,632	$1,429
Accounts receivable, net	87,459	66,373
Inventories, net	54,950	49,643
Prepaid expenses	7,656	9,544
Deferred taxes	9,361	14,210
Other current assets	1,758	1,403

Total current assets	164,816	142,602
Property, plant and equipment, net	18,945	20,469
Deferred financing fees	11,978	13,374
Intangible assets, net	176,544	185,059
Goodwill	100,003	101,544
Other assets	8,417	7,528

Total assets	$480,703	$470,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,100	$1,100
Current portion of capital lease obligations	64	84
Accounts payable	23,090	19,693
Accrued expenses	38,828	35,840

Total current liabilities	63,082	56,717
Long-term debt, less current portion	247,525	248,625
Capital lease obligations, less current portion	208	289
Deferred taxes	23,151	26,411
Other noncurrent liabilities	12,803	13,062

Total liabilities	346,769	345,104

Stockholders’ Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	144,226	139,004
Accumulated deficit	(10,657)	(13,739)
Accumulated other comprehensive income	365	207

Total stockholders’ equity	133,934	125,472

Total liabilities and stockholders’ equity	$480,703	$470,576

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor

			Period from	Period from
	Year Ended	Year Ended	June 25, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	December 31, 2003	June 25, 2003

	(Dollars in thousands)
Net sales	$379,855	$165,927	$53,713	$55,032
Cost of sales	246,905	115,544	34,654	35,030

Gross profit	132,950	50,383	19,059	20,002
Selling, general and administrative expenses (exclusive of amortization of intangibles)	93,432	48,397	14,246	16,506
Restructuring and other infrequent expenses	1,713	—	—	—
Amortization of intangibles	8,515	4,617	1,362	—
Costs related to June 25, 2003 Transaction	—	—	—	19,877

Income (loss) from operations	29,290	(2,631)	3,451	(16,381)
Interest expense, net	21,887	18,601	4,179	6,270

Income (loss) before income taxes	7,403	(21,232)	(728)	(22,651)
Income tax expense (benefit)	4,321	(8,121)	(100)	(6,700)

Net income (loss)	3,082	(13,111)	(628)	(15,951)
Other comprehensive income:
Foreign currency translation adjustment	158	207	—	—

Comprehensive income (loss)	$3,240	$(12,904)	$(628)	$(15,951)

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
		Additional			Cumulative	Shareholders’/
		Paid-In		Accumulated	Translation	Member’s
	Common Shares	Capital	Member’s Equity	Deficit	Adjustment	Equity

	(Dollars in thousands)
Predecessor Balance as of January 1, 2003	22,500	$22,500	$—	$990	$—	$23,490
Restricted stock vested under Executive Bonus Share Plan	2,873	9,416	—	—	—	9,416
Change in warrant fair value	—	—	—	(9,462)	—	(9,462)
Net loss	—	—	—	(15,951)	—	(15,951)

Balance as of June 25, 2003	25,373	$31,916	$—	$(24,423)	$—	$7,493

Successor Balance as of June 25, 2003	—	$—	$—	$—	$—	$—
Capital contributed	—	—	69,362	—	—	69,362
Capital attributable to acquisition costs paid by Parent	—	—	569	—	—	569
Capital attributable to vesting of management equity incentives in Parent’s equity	—	—	123	—	—	123
Net loss	—	—	—	(628)	—	(628)

Balance as of December 31, 2003	—	—	70,054	(628)	—	69,426
Capital distribution	—	—	(160)	—	—	(160)
Common shares issued in September 2004 reorganization from an LLC to a corporation	100	69,894	(69,894)	—	—	—
Capital attributable to vesting of management equity incentives Parent’s equity	—	21	—	—	—	21
Capital contributed by Shareholder in connection with Bell Sports acquisition	—	68,180	—	—	—	68,180
Capital attributable to acquisition costs paid by Parent	—	909	—	—	—	909
Net loss	—	—	—	(13,111)	—	(13,111)
Currency translation adjustment	—	—	—	—	207	207

Balance as of December 31, 2004	100	139,004	—	(13,739)	207	125,472
Capital attributable to vesting of management equity incentives Parent’s equity	—	4,617	—	—	—	4,617
Capital contributed by Parent	—	605	—	—	—	605
Net income	—	—	—	3,082	—	3,082
Currency translation adjustment	—	—	—	—	158	158

Balance as of December 31, 2005	100	$144,226	$—	$(10,657)	$365	$133,934

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor

			Period from	Period from
	Year Ended	Year Ended	June 25, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	December 31, 2003	June 25, 2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$3,082	$(13,111)	$(628)	$(15,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,809	7,327	2,379	948
Deferred debt issuance cost amortization	1,913	7,102	681	4,338
Accrual of PIK interest	—	463	312	—
Variable stock compensation expense	4,617	21	123	9,416
Deferred income tax expense (benefit)	2,739	(8,602)	(200)	(5,633)
Effect of purchase accounting inventory write-up	—	14,201	2,191	—
Fixed assets written off	290	—	—	—
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(20,586)	2,498	16,701	(18,327)
Inventories	(5,307)	6,769	3,034	705
Other current and noncurrent assets	1,584	(9,433)	(716)	(292)
Accounts payable	3,397	(53)	(1,612)	434
Accrued expenses	3,243	3,483	(119)	11,843
Other noncurrent liabilities	(259)	9	(29)	—

Net cash provided by (used in) operating activities	8,522	10,674	22,117	(12,519)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,999)	(1,593)	(728)	(560)
Purchase of businesses, net of cash acquired	(363)	(236,479)	(146,649)	—
Other	—	—	—	(1,330)

Net cash used in investing activities	(5,362)	(238,072)	(147,377)	(1,890)

Cash flows from financing activities:
Proceeds from old revolving credit facility	—	—	16,723	19,756
Payments on old revolving credit facility	—	—	(16,723)	—
Proceeds from new revolving credit facility	113,669	56,705	—	—
Payments on new revolving credit facility	(113,669)	(56,705)	—	—
Proceeds from issuance of old senior term notes	—	—	50,000	—
Payments on old senior term notes	—	(49,063)	(937)	(3,018)
Proceeds from issuance of new senior term notes	—	110,000	—	—
Payments on new senior term notes	(1,100)	(275)	—	—
Proceeds from issuance of subordinated notes and warrants	—	—	20,000	—
Payments on subordinated notes, plus PIK interest	—	(20,774)	—	—
Proceeds from issuance of subordinated notes	—	140,000	—	—
Capital contributed	605	59,720	66,874	—
Payments on capital lease obligations	(101)	(210)	(138)	(141)
Payment of debt issuance costs	(519)	(14,290)	(6,867)	—
Capital distribution	—	(160)	—	—

Net cash provided by (used in) financing activities	(1,115)	224,948	128,932	16,597

Effect of exchange rate changes on cash and cash equivalents	158	207	—	—

Increase (decrease) in cash and cash equivalents	2,203	(2,243)	3,672	2,188
Cash and cash equivalents, beginning of period	1,429	3,672	—	209

Cash and cash equivalents, end of period	$3,632	$1,429	$3,672	$2,397

See accompanying notes to consolidated financial statements.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except as specified)

1.	Business and Summary of Significant Accounting Policies

Organization and Business
      Easton-Bell Sports, Inc., (the Company or Successor) which was formerly known as Riddell Bell Holdings, Inc., was formed to acquire the Riddell Sports business that was completed on June 25, 2003. On September 30, 2004, the Company acquired the Bell Sports business. Both of these transactions are further described in Note 2 and are included in the Company’s consolidated financial statements since their respective acquisition dates. Also presented herein are the consolidated financial statements of the Riddell Sports business (Predecessor) from January 1, 2003 through June 25, 2003.
      The Company is a leading designer, developer and marketer of performance enhancing sports equipment as well as protective equipment and related accessories for numerous athletic and recreational activities. As of December 31, 2005, the Company was comprised of two formerly independent companies, Riddell Sports and Bell Sports. Riddell Sports’ core business is designing, marketing and reconditioning of football helmets as well as other equipment used in football, baseball, lacrosse and other team sports. Riddell Sports sells to a diversified institutional customer base that includes high schools, colleges, youth leagues and professional teams. Bell Sports’ core business is designing and marketing of helmets and accessories for bicycling, action sports, snow sports and powersports (including motorcycling, off-roading and snowmobiling). Bell Sports sells through the mass, sporting goods and specialty retail channels in the United States and Europe.
      The Company’s outstanding common stock and limited liability company member units prior to its reorganization to a corporation in September 2004, are owned by Easton Bell Sports, LLC (the “Parent”) through its direct wholly owned subsidiary, RBG Holdings Corp.
      References to “Riddell Sports” refer to Riddell Sports Group, Inc. and its consolidated subsidiaries. References to “Bell Sports” refer to Bell Sports Corp. and its consolidated subsidiaries, and references to the “Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. Riddell Sports and Bell Sports are subsidiaries of the Company.
      On March 16, 2006, the Company acquired Easton Sports, Inc. and changed its name to Easton-Bell Sports, Inc. See Note 13.

Principles of Consolidation
      The consolidated financial statements of the Company and subsidiaries have been prepared in accordance with United States generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents
      The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2005 and 2004 of $2.9 million and $0.9 million, respectively, consisted of overnight repurchase agreements with financial institutions.

Accounts Receivable and Concentration of Credit Risk
      Accounts receivable at December 31, 2005 and 2004 are net of allowances for doubtful accounts of $2,634 and $3,599, respectively. The Company sells its products to a wide range of customers. The customers are not geographically concentrated. As of December 31, 2005 and 2004, 36.4% and 36.8%, respectively, of the Company’s gross accounts receivable were attributable to its top ten customers. In 2005, one customer (Wal-Mart Stores) accounted for 22.6% of the Company’s net sales, but no other customer accounted for more than

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
10% of the Company’s net sales. In 2004, no customer accounted for more than 10% of the Company’s net sales. The Company’s top ten customers accounted for approximately 37.1% and 18.4% of the Company’s net sales for 2005 and 2004, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. A general allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with the customer.

Inventories
      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. At December 31, 2005 and 2004, the Company had a reserve for excess and obsolete inventories of $6,421 and $6,913, respectively.
      Inventories consisted of the following at December 31, 2005 and 2004:

	2005	2004

Raw materials	$10,470	$7,925
Work-in-process	463	2,034
Finished goods	44,017	39,684

	$54,950	$49,643

      The cost of inventories acquired in 2004 included a purchase accounting write-up of $14,201 over the historical pre-acquisition costs. The entire $14,201 purchase price write-up was charged to cost of sales during the period from October 1, 2004 to December 31, 2004. The Company had $2,191 in purchase price write up from a previous acquisition which was charged to cost of sales during the period from June 25, 2003 to December 31, 2003.

Property, Plant and Equipment
      Property and equipment are stated at acquisition cost less accumulated depreciation and amortization. Property under capital lease is recorded at the lower of fair market value of the asset or the present value of future minimum lease payments. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Depreciation, which includes amounts amortized under capital leases, is being computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the lesser of the lease term or their useful life, as follows:

Buildings and leasehold improvements	Ten to fourteen years
Machinery and equipment	Three to seven years
Furniture and fixtures	Three to five years
Computer equipment and software	Three years

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Property and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004

Land	$105	$605
Building and leasehold improvements	6,928	7,428
Machinery and equipment	13,021	10,654
Furniture and fixtures	1,836	650
Computer equipment and software	2,669	2,151
Construction in progress	3,274	2,575

	27,833	24,063
Less accumulated depreciation	(8,888)	(3,594)

	$18,945	$20,469

      Depreciation expense relating to all property and equipment amounted to $5,294, $2,710, $1,017 and $948 for the years ended December 31, 2005 and 2004, and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, respectively.

Intangible Assets
      The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Any goodwill and other indefinite-lived intangible assets resulting from acquisitions are not amortized. SFAS 142 prescribes that a fair value method of testing goodwill and other indefinite-lived intangible assets for impairment be completed on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units, generally using a discounted cash flow approach. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component.
      The results of the Company’s analyses indicated that no impairment in the carrying amount of goodwill was required in 2005 or 2004.
      The Company’s acquired intangible assets are as follows at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Trademarks and tradenames	$1,702	$(594)	$1,702	$(347)
Customer relationships	49,280	(9,262)	49,280	(4,316)
Patents	38,345	(4,638)	38,345	(1,316)

Total	$89,327	$(14,494)	$89,327	$(5,979)

Indefinite-lived intangible assets:
Trademarks	$101,711		$101,711

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of seven to 19 years for patents, seven to 12 years for customer relationships and seven years for finite-lived trademarks and tradenames. The weighted average life for acquired intangibles assets is 11.2 years. For the years ended December 31, 2005 and 2004, acquired intangible asset amortization was $8,515 and $4,617, respectively. The Company estimates amortization of existing intangible assets will be $8,509 for 2006, 2007, 2008 and 2009, respectively, and $7,184 for 2010.
      In accordance with SFAS 142, the Company does not amortize most of its trademarks, which are determined to have indefinite lives. The Riddell tradename has been in existence since 1929. The Riddell brand is currently one of the most widely recognized and sold football helmet brands in the world. This brand is one of the primary product lines of the Company’s business and management plans to use the trademark for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of the brand into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful life of the trademark. The Riddell trademark registration can be renewed in the countries in which the Company operates at a nominal cost.
      As a result of the Company’s acquisition of Bell Sports in September 2004, the Company identified the Bell, Giro and Blackburn trademarks as indefinite-lived assets. See Note 2. The Bell, Giro and Blackburn trademarks have been in existence since 1952, 1986 and 1988, respectively. The Bell, Giro and Blackburn brands are currently sold in approximately 47 countries around the world. The Company plans to use these trademarks for an indefinite period of time and will continue to make investments in product development to enhance the value of the brands in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful life of the trademarks. The Bell, Giro and Blackburn trademark registrations can be renewed in the countries in which the Company operates at a nominal cost.
      Changes in the carrying amount of goodwill during the year ended December 31, 2005 and December 31, 2004 are summarized as follows:

	Team	Individual
	Sports	Sports	Consolidated

Balance as of December 31, 2003	$55,736	$—	$55,736
Adjustment to purchase price allocations	(14,275)	—	(14,275)
Acquisitions	146	59,937	60,083

Balance as of December 31, 2004	41,607	59,937	101,544
Adjustment to purchase price allocations	173	(1,904)	(1,731)
Acquisitions	190	—	190

Balance as of December 31, 2005	$41,970	$58,033	$100,003

      During 2004, management finalized its purchase price allocation in relation to the assets of Riddell Sports acquired by the Company on June 25, 2003. Management utilized a valuation by an independent valuation and appraisal firm to determine the final allocation. The net effect of the adjustments was to decrease goodwill by $14,275, increase the value of trademarks and customer relationships by $24,893 and $1,800, respectively, and decrease the value of patents by $2,901 and to increase the deferred tax liability by $9,517. During 2005, Riddell Sports paid $173 to the former owners of a business acquired in previous years and $190 for two businesses acquired during 2005. The payment for a business acquired in previous years resulted from the acquired business having achieved specified performance levels during designated periods subsequent to the acquisition. The payment was recorded as additional goodwill. In 2005, management finalized its purchase price allocation in relation to the assets of Bell Sports acquired by the Company on September 30, 2004 and

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
increased goodwill by a net $145. The Company also identified an error in purchase accounting related to the Bell Sports acquisition after the allocation period. The Company increased accounts receivable and deferred income taxes, decreased accrued liabilities and decreased goodwill during 2005 for $1,330 as the amount was not material to prior or current period. Also, the company had previously recorded a valuation allowance against Canadian net operating losses. The company utilized these operating losses in the current year and goodwill was decreased for the reversal of this valuation allowance in the amount of $719.

Long-Lived Assets
      During 2005 and 2004, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2005 and 2004 the Company did not have any impairment of long-lived assets.

Deferred Financing Fees
      Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method.

Income Taxes
      The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable.

Revenues
      Sales of products are recognized when title passes and risks of ownership have been transferred to the customer, which usually is upon shipment. Title generally passes to the dealer or distributor upon shipment from the Company’s facilities and the risk of loss upon damage, theft or destruction of the product in transit is the responsibility of the dealer, distributor or third party carrier. Reconditioning revenue is recognized upon the completion of services. Allowances for sales returns, discounts and allowances, including volume-based customer incentives, are estimated and recorded concurrent with the recognition of the sale. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Warranty Obligations
      The Company records the estimated cost of product warranties at the time revenue is recognized. The Company estimates its warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

Advertising Costs
      The Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of revenue at the time the revenue is earned. Advertising costs were $2,793, $1,238, $436 and $336 for the years ended December 31, 2005 and 2004, and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, respectively.

Shipping and Handling
      All shipping and handling fees billed to customers are included as a component of net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

Research and Development Expenses
      The Company expenses all research and development costs as incurred. Research and development expenses were approximately $5,213, $2,232, $271 and $254 for the years ended December 31, 2005 and December 31, 2004 and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development expenses for the year ended December 31, 2004 also included approximately $600 of purchased research and development assets that have no alternative uses.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts receivable allowance, inventory reserves, deferred income taxes, intangible assets, goodwill and certain accrued liabilities.

Foreign Currency Translation
      The financial position and results of operations outside the United States are measured using the local currency as the functional currency. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated using the exchange rates at the balance sheet date. Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity. Gains and losses, which result from foreign currency transactions, are included in earnings.

Fair Values of Financial Instruments
      The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable” and “Accounts payable” approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Company’s senior secured credit facility approximates fair value based on borrowing rates currently available to the Company for loans with similar terms and average maturities. The estimated fair value of the Company’s 8.375% senior subordinated notes based on their quoted market value was $129,850 and $140,000 compared to its carrying value of $145,600 and $140,000 at December 31, 2005 and 2004, respectively. See Note 4.

Recent Accounting Pronouncements
      In June 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period — specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated results of operations or financial position.
      In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair value measurement method. As required by SFAS 123R, the Company will adopt this new accounting standard effective January 1, 2006. The Company does not believe the adoption of SFAS 123R will have a material effect on its consolidated results of operations or financial position.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Stock-Based Employee Compensation
      The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) and related Interpretations. The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148). The company calculated the Pro Forma adjustments below using the Black-Scholes model with the following assumptions for 2005 and 2004; risk free rate of 2.78%, per share strike price of $1.47, dividend yield of 0%, per share grant value of $1.47, volatility of 0%, and an expected life of 4 years. Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income would have been as follows:

			The period from
			June 25, 2003 to
			December 31,
	2005	2004	2003

Net income, as reported	$3,082	$(13,111)	$(16,179)
Stock based compensation expense	4,617	21	—
Proforma stock based compensation expense	(813)	(61)	—

Pro forma net income	$7,886	$(13,151)	$(16,179)

2.	Acquisitions
      On September 30, 2004, the Company acquired Bell Sports through a merger of its wholly owned subsidiary with and into Bell Sports, with Bell Sports continuing as a direct, wholly owned subsidiary of the Company. The acquisition of Bell Sports was financed by an equity investment of $69.1 million in the Parent by an investor group led by Fenway Partners Capital Fund II, L.P. and certain members of management, the borrowing by the Company of $110.0 million under a seven-year term loan facility and $5.0 million of borrowings under a $50.0 million six-year revolving loan facility, and the issuance by the Company of $140.0 million aggregate principal amount of its 8.375% senior subordinated notes due 2012. Proceeds of these financing arrangements were used to pay the merger consideration, refinance existing indebtedness of Riddell Sports and Bell Sports, and pay transaction costs.
      The acquired assets and liabilities of Bell Sports consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents for helmets, child carriers, and other accessories. The results of operations for the Bell Sports acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The acquisition of Bell Sports was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. The Company recorded approximately $57.6 million of goodwill and approximately $126.6 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Net purchase price including cost of the transaction	$242,925
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	49,429
Less:
Current assets	(101,580)
Property, plant and equipment	(13,906)
Other assets	(182)
Trademarks	(62,419)
Patents	(32,496)
Customer relationships	(31,700)
Deferred tax assets relating to estimated value of tax net operating loss	(49,608)
Net deferred tax liabilities relating to differences in the financial statements and the tax basis of certain assets and liabilities	55,837

Excess of cost over net assets acquired (goodwill)	$56,300

      The values allocated to current assets include $14,201 allocated to inventory. This represents a purchase accounting write-up over the historical pre-acquisition cost.
      During 2005, the Company acquired two additional businesses for an aggregate purchase price of approximately $190.
      During 2004, the Company acquired three additional businesses for an aggregate purchase price of approximately $4,700. These businesses provide the Company with an opportunity to expand the business into new and certain existing markets.
      The following pro forma data summarizes the results of operations for the years ended December 31, 2004 and 2003 as if the Bell Sports acquisition had occurred at January 1, 2004 and 2003, respectively. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period. The impact of the combined results of the three additional acquisitions was not significant.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Net sales	$328,468	$308,104
Net income	5,722	2,224

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      On June 25, 2003, the Company acquired all of the outstanding stock of Riddell Sports. The net purchase price was $149.4 million, including costs of the acquisition. Of the overall net purchase price, $146.4 million was paid in cash. The remaining $3.0 million of the purchase price was paid in member equity units including $2.5 million attributable to Parent’s equity exchanged for shares of stock of Riddell Sports owned by Riddell Sports’ management and just over $0.5 million in consideration of certain services provided in effecting the acquisition and related financing. The acquisition has been accounted for under the purchase method. The purchase price was allocated based on estimated fair values at the date of acquisition. The allocation resulted in an excess of the purchase price over the net assets acquired of $55.4 million, which has been recorded as goodwill. During 2004, the Company reallocated the purchase price to assets acquired based on the value of certain assets. A summary of the purchase price reallocation follows:

Net purchase price including cost of the transaction	$149,421
Add:
Liabilities assumed (mainly accounts payable and accrued)	14,369
Less:
Current assets	(69,364)
Property, plant and equipment	(7,037)
Other assets	(100)
Trademarks	(40,893)
Patents	(5,599)
Customer relationships	(16,800)
Deferred tax assets relating to estimated value of tax net operating loss	(4,100)
Net deferred tax liabilities relating to differences in the financial statements and the tax basis of certain assets and liabilities	21,217

Excess of cost over net assets acquired (goodwill)	$41,114

      The values allocated to current assets include $26,774 allocated to inventory. This represents a purchase accounting write-up of $2,191 over the historical pre-acquisition cost.
      In addition to goodwill arising from the June 25, 2003 acquisition, $347 was added to goodwill from other acquisitions during 2003.
      Riddell issued warrants to purchase 3,662.791 shares of its common stock together with the subordinated notes. The warrants were sold by the lender to RSG Holdings, LLC in the June 25, 2003 Transaction on the same terms as Riddell’s outstanding common stock. Accordingly, the warrants have been adjusted to their fair value of $11,462,000 as of June 25, 2003. The resulting $9,462,000 change in the fair value of the warrants has been recorded as a reduction of retained earnings.
      At the time of the June 25, 2003 Transaction, Riddell reevaluated certain of its estimates for certain assets and liabilities which resulted in a charge to operations of $4,669,000 for the period from January 1, 2003 to June 25, 2003. Some of these charges also included a change in calculation methodology which is inseparable from the change in estimate. The charge is reflected as a reduction in net sales of $300,000, an increase in cost of sales of $3,168,000 and an increase in selling, general and administrative expenses of $1,201,000.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

3.	Restructuring and Other Infrequent Expenses
      During the first fiscal quarter of 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations, relating to the Team Sports segment which were located in Chicago, Illinois. Substantially, all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility consisting of land and building is currently being marketed for sale and the carrying value of $940 is included in other assets as an asset held for sale. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Write-down of		Employee	Facility
	Property, Plant	Employee	Retention	Closure
	and Equipment	Severance	Payments	Costs	Total

Balance as of December 31, 2004	—	—	—	—	—
Provision	250	542	46	875	1,713
Less: Non-cash activity	(250)	—	—	(250)	(500)
Cash activity	—	(473)	(31)	(625)	(1,129)

Balance as of December 31, 2005	$—	$69	$15	$—	$84

      The $0.3 million pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per the Company’s policy and relate to the termination of 77 employees. As of December 31, 2005, 67 employees had been terminated. Total cash restructuring costs associated with the plan are expected to be approximately $2.0 million to $3.0 million. The $0.1 million of restructuring costs accrued at December 31, 2005 are expected to be incurred during 2006.

4.	Long-term Debt
      Long-term debt consisted of the following at December 31, 2005 and 2004:

	2005	2004

Senior Secured Credit Facility:
Term loan facility	$108,625	$109,725
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	272	373

Total long-term debt	248,897	250,098
Less current maturities of long-term debt	(1,164)	(1,184)

Long-term debt, less current portion	$247,733	$248,914

      In connection with the Bell Sports acquisition, substantially all of Riddell Sports’ and Bell Sports’ then-existing indebtedness was redeemed or otherwise repaid and replaced with borrowings under the Company’s then-existing senior secured credit facility and with indebtedness under the 8.375% senior

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
subordinated notes due 2012. The Company also wrote-off $5.8 million of unamortized deferred financing costs associated with refinanced indebtedness.
      In connection with the acquisition of Bell Sports, the Company entered into a senior secured credit facility that provided for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. This senior secured credit facility replaced the Company’s then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. The revolving credit facility was scheduled to mature in September 2010. The term loan facility amortized at a nominal amount quarterly until it was scheduled to mature in September 2011. All of the Company’s obligations under this senior secured credit were fully and unconditionally guaranteed jointly and severally by its direct parent company, RBG Holdings Corp., and all of its existing domestic subsidiaries, including Bell Sports and Riddell Sports. Interest accrued on amounts outstanding under the revolving credit facility, at the Company’s option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrued on the amounts outstanding under the term loan facility, at the Company’s option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. This senior secured credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, as well as certain customary financial covenants and maintenance tests, including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of December 31, 2005, the Company had total borrowings of $108.6 million under this senior secured credit facility of which was outstanding under the term loan facility. As of December 31, 2005, the Company had availability to borrow an additional $48.8 million under the revolving credit facility. This senior secured credit facility was replaced with a new senior secured credit facility in connection with the acquisition of Easton Sports, Inc. by the Company. See Note 13.
      In connection with the acquisition of Bell Sports, the Company issued $140.0 million of 8.375% senior subordinated notes due 2012. The 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. The weighted average interest rates at December 31, 2005 and 2004 were 7.3% and 6.8%, respectively.
      Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries, including Bell Sports and Riddell Sports.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2005, the aggregate contracted maturities of long-term debt are as follows:

Year Ending December 31,

2006	$1,164
2007	1,140
2008	1,123
2009	1,122
2010	1,122
Thereafter	242,062

$247,733

      Cash payments for interest were $20,759, $7,752, $2,600 and $1,646 for the year ended December 31, 2005 and December 31, 2004 and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, respectively.
      The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2005, outstanding letters of credit issued under the revolving credit facility totaled $1,156.

5.	Accrued Expenses
      Accrued expenses consist of the following at December 31, 2005 and 2004:

	2005	2004

Salaries, wages, commissions and bonuses	$9,224	$7,474
Accrued cooperative advertising	9,754	9,217
Accrued interest expense	3,100	3,885
Other	16,750	15,264

	$38,828	$35,840

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6.	Leases
      The Company leases various facilities and equipment. As of December 31, 2005, future minimum commitments for capital leases and for operating leases with non-cancelable terms are as follows:

	Capital	Operating
Year ending December 31,	Leases	Leases

2006	$85	$3,969
2007	57	3,893
2008	37	3,529
2009	34	3,162
2010	32	2,748
Thereafter	120	5,317

Total minimum lease payments	365	$22,618

Less amount representing interest	(93)

Present value of minimum lease payments, including current maturities of $64	$272

      Property and equipment includes the following amounts under capital leases at December 31, 2005 and 2004:

	2005	2004

Leasehold improvements	$212	$212
Machinery and equipment	35	58
Furniture and fixtures	178	244

	425	514
Less accumulated depreciation	(206)	(220)

	$219	$294

      Rent expense for operating leases was approximately $4,631, $2,791, $1,208 and $1,011 for the years ended December 31, 2005 and December 31, 2004 and the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, respectively.

7.	Equity Incentive Plan
      As of December 31, 2005, the Parent had granted, or reserved for future grant 27,238,068 of its Class B Common Units to certain of the Company’s management and board members pursuant to its 2003 Equity Inventive Plan. The unvested Class B Common Units under that plan generally vested as follows: 33% ratably over a four year period commencing December 31, 2005; 33% based on the achievement of certain profitability targets beginning December 31, 2005; and the remaining 33% upon the cumulative rate of return realized by certain investors upon a change of control as defined in this equity incentive plan. Unvested Class B Common Units are generally forfeited upon a change of control or termination of employment. Vested units typically could be repurchased by the Parent in the event of a termination of employment.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Activity for the Class B Common Units during 2005, 2004 and 2003 follows:

		Weighted
	Number of	Average Exercise
	Shares	Price

Shares Outstanding at June 25, 2003	—	$—
Granted	5,800,064	$1.0000
Forfeited	—	$—
Redeemed	—	$—

Shares Outstanding at December 31, 2003	5,800,064	$1.0000
Granted	6,853,387	$1.4201
Forfeited	(740,434)	$1.0000
Redeemed	—	$—

Shares Outstanding at December 31, 2004	11,913,017	$1.2417
Granted	11,169,431	$1.4717
Forfeited	(2,808,077)	$1.3128
Redeemed	(41,143)	$1.0000

Shares Outstanding at December 31, 2005	20,233,228	$1.3593

Shares Vested at December 31, 2003	—

Shares Vested at December 31, 2004	403,161

Shares Vested at December 31, 2005	5,319,824

      In connection with the acquisition of Easton Sports, Inc. by the Company, the Parent adopted a new equity incentive plan which amended and restated its existing equity incentive plan. See Note 13.
      The then-existing equity incentive plan as of December 31, 2003 was revised in connection with the Bell Sports acquisition on September 30, 2004. Under that equity incentive plan, the Parent had granted, or committed to grant, 7,034,119 of its Class B Common Units to certain of the Company’s executive employees and board members. These shares were forfeitable until vested. The plan provided for 16.7% of the units to vest over a four year time period following the date of grant; 33.3% of the units to vest based on the achievement of certain profitability targets during the period from June 25, 2003 through December 31, 2007; and the remaining 50.0% of the units to vest in varying amounts depending on the cumulative rate of return realized by certain investors in the Parent upon a change in control as defined in the plan. Unvested units under that equity incentive plan were generally forfeitable upon a change in control or termination of employment.
      Variable stock compensation expense for the years ended December 31, 2005 and December 31, 2004 and for the period from June 25, 2003 to December 31, 2003 represent a non-cash charge of $4,617, $21 and $123, respectively, to reflect the estimated fair market value of units which have vested during the period under the terms of the equity incentive plan. Riddell Sports had issued 2,873 shares of restricted stock to certain executive employees pursuant to an executive bonus plan. These shares became fully vested concurrently with the 2003 acquisition of Riddell Sports. Selling, general and administrative expense for the period from January 1, 2003 to June 25, 2003 includes compensation expense of $9,416 to reflect the fair value of these shares.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

8.	Employee Benefit Plans
      As of December 31, 2005, the Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Expense for these plans was approximately $6 and $34 for the year ended December 31, 2005 and December 31, 2004, respectively, and $10 and $23 for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, respectively. Further disclosures have not been made due to the immateriality of these plans.
      As of December 31, 2005, the Company maintained a defined contribution plan covering substantially all of its non-union employees. The Company contributions to this plan are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expenses related to the plan amounted to approximately $620, $313, $81 and $65 for the year ended December 31, 2005 and December 31, 2004 and the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, respectively.

9.	Segment Information
      As of December 31, 2005, the Company had two reportable segments: Team Sports and Individual Sports. Each segment distributes a full range of head protection equipment, other athletic, outdoor and active wear products. Team Sports primarily consists of football and other team products and reconditioning services related to these products. Individual Sports consists of helmets and accessories for bicycling, snow sports and power sports and fitness related products. The Company evaluates segment performance primarily based on income from operations excluding variable stock compensation, restructuring expenses, amortization of intangibles, and corporate expenses. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment. Intersegment transfers are recorded at cost and are presently minimal; there is no intercompany profit or loss on intersegment transfers. Segment results for the year ended December 31, 2005, December 31, 2004 and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003 are as follows:

	Team	Individual
Year ended December 31, 2005	Sports	Sports	Consolidated

Net sales	$132,798	$247,057	$379,855
Income from operations	19,045	31,005	50,050
Depreciation	1,742	3,552	5,294
Capital expenditures	2,122	2,877	4,999
Year ended December 31, 2004
Net sales	$119,407	$46,520	$165,927
Income from operations	12,737	(9,007)	3,730
Depreciation	1,956	754	2,710
Capital expenditures	660	933	1,593

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Team	Individual
	Sports	Sports	Consolidated

The period from June 25, 2003 to December 31, 2003
Net sales	$53,713	$—	$53,713
Income from operations	4,936	—	4,936
Depreciation	1,017	—	1,017
Capital expenditures	728	—	728
The period from January 1, 2003 to June 25, 2003
Net sales	$55,032	$—	$55,032
Loss from operations	(16,381)	—	(16,381)
Depreciation	948	—	948
Capital expenditures	560	—	560
Years ended December 31,
Assets
2005	$158,778	$321,925	$480,703
2004	160,190	310,386	470,576

Year ended December 31, 2005, 2004 and the period from			The period from	The period from
June 25, 2003 to December 31, 2003 and the period from			June 25, 2003 to	January 1, 2003
January 1, 2003 to June 25, 2003	2005	2004	December 31, 2003	to June 25, 2003

Segment income (loss) from operations	$50,050	$3,730	$4,936	$(16,381)
Variable stock compensation expense	(4,617)	(21)	(123)	—
Restructuring and other infrequent expenses	(1,713)	—	—	—
Amortization of intangibles	(8,515)	(4,617)	(1,362)	—
Management fees	(3,000)	(1,550)	—	—
Corporate expenses	(2,915)	(173)	—	—

Consolidated income (loss) from operations	$29,290	$(2,631)	$3,451	$(16,381)

      Net sales by customer location for the year ended December 31, 2005, December 31, 2004, and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003 were as follows:

			The period from	The period from
			June 25, 2003 to	January 1, 2003 to
	2005	2004	December 31, 2003	June 25, 2003

Net sales:
North America	$343,000	$157,002	$53,263	$54,571
Western Europe	32,470	7,419	170	174
Other	4,385	1,506	280	287

	$379,855	$165,927	$53,713	$55,032

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      (b) Property, plant and equipment by country as of December 31, 2005 and 2004 was as follows:

	2005	2004

North America	$18,564	$20,035
Other	381	434

	$18,945	$20,469

10.	Product Liability and Other Contingencies
      The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Management has established an accrual based on it’s best estimate of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases.
      The Company maintains product liability insurance coverage under a policy expiring in January 2009. The policy is an occurrence-based policy providing coverage against claims currently pending against the Company and future claims relating to all injuries occurring prior to January 2005 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverage on product liability claims. The first level of insurance coverage under the policy (“Basic Coverage”) provides coverage with a remaining aggregate of approximately $2,000 in excess of an uninsured retention (deductible) of $750 per occurrence. The insurance coverage also provides for additional coverage (“Excess Coverage”) of up to $20,000 per occurrence in excess of the first $3,000 of each claim. The first $3,000 of a claim would be covered by the initial $750 uninsured retention, then any available Basic Coverage followed by an additional uninsured retention. Claims covered by the Excess Coverage are subject to one of two separate aggregate policy limits, depending on the date of the related injury. The first aggregate limit, initially $20,000 but now with a remaining value of approximately $16,400, applies to claims for injuries occurring prior to January 31, 1998. Claims occurring after January 31, 1998 are covered by the second aggregate limit of $20,000. Should either of these Excess Coverage aggregate limits become exhausted or impaired, in full or in part, the policy provides that the Company can reinstate the affected limit back to their original $20,000 levels upon payment of a reinstatement premium. Each of the aggregate limits may only be reinstated to $20,000 once and the reinstatement premium can vary from $750 to $2,500 depending on the amount of the reinstatement and which of the two aggregate limits is to be reinstated.

Other Contingencies and Litigation Matters
      In addition to the matters discussed in the preceding paragraphs, the Company is a party to various legal claims and actions incidental to its business, including without limitation, claims relating to personal injury as well as employment related matters. Management believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes
      Income tax provision (benefit) consisted of the following for 2005 and 2004 and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003:

			The period from	The period from
			June 25, 2003 to	January 1, 2003
	2005	2004	December 31, 2003	to June 25, 2003

Current tax expense
Federal	$628	$42	$—	$(917)
State	514	87	100	(150)
Foreign	440	352	—	—

	1,582	481	$100	$(1,067)

Deferred tax expense (benefit)
Federal	2,439	(7,306)	(170)	(4,800)
State	(419)	(1,296)	(30)	(900)
Foreign	719	—	—	—

	2,739	(8,602)	(200)	(5,700)

Benefit applied to reduce goodwill Federal	—	—	—	57
State	—	—	—	10

	—	—	—	67

	$4,321	$(8,121)	$(100)	$(6,700)

      A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations for the year ended December 31, 2005 and December 31, 2004 and for the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003:

			The period from	The period from
			June 25, 2003 to	January 1, 2003
	2005	2004	December 31, 2003	to June 25, 2003

Provision for income taxes at United States federal statutory rate of 35%	$2,569	$(7,431)	$(255)	$(7,701)
State and local income taxes, net of federal income tax effect	(61)	(832)	(20)	(1,042)
Taxes on foreign income which differ from the United States statutory rate	39	345	84	—
Non-deductible compensation	1,616	—	—	—
Tax effect of other permanent items	112	(203)	80	2,043
Other	46	—	11	—

	$4,321	$(8,121)	$(100)	$(6,700)

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities are as follows:

			The period from	The period from
			June 25, 2003 to	January 1, 2003
	2005	2004	December 31, 2003	to June 25, 2003

Deferred income tax assets
Receivable reserves	$2,018	$1,644	$642	$625
Inventory	3,277	3,411	1,703	1,697
Accrued expenses and reserves	7,923	12,738	2,020	1,972
Net operating loss	39,678	47,796	2,900	4,100
Other	541	198	47	—

Total deferred tax assets	53,437	65,787	$7,312	$8,394
Deferred income tax liabilities:
Prepaid expenses	—	—	—	35
Property, plant and equipment	405	1,734	1,308	1,369
Intangible assets	59,063	69,406	13,292	—
Other	1,246	335	112	90

Total deferred tax liabilities	60,714	71,475	$14,712	$1,494
Valuation allowance	(6,513)	(6,513)	—	—

Total net deferred income tax liability	$(13,790)	$(12,201)	$(7,400)	$6,900

      At December 31, 2005, the Company had estimated net operating loss carryforwards available for federal income tax purposes of approximately $108,479. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforward is limited to $90,857. These net operating losses will expire beginning in 2009 through 2024.
      Cash paid for income taxes was $849 and $545 and $383 and $160 for the years ended December 31, 2005 and December 31, 2004, and for the period from June 25, 2003 to December 31, 2003 and from the period January 1, 2003 to June 25, 2003, respectively.

12.	Related Party Transactions
      The Company, its subsidiaries, RBG Holdings Corp. and the Parent entered into management agreements with Fenway Partners, Inc. and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management fee equal to the greater of $3.0 million or 5% of the Company’s previous fiscal year’s EBITDA. EBITDA is defined in the management agreements as earnings before interest, taxes, depreciation, amortization, restructuring charges, management fees and other one-time non-recurring charges. The agreements provide that all management fees payable during the initial term are to be paid upon an initial public offering and certain change of control events. In addition, pursuant to these agreements, these entities also received aggregate transaction fees consisting of approximately $2.7 million in cash and a priority right to future profits distributions up to $0.9 million represented by the issuance of an aggregate 617,908.586 Class C Common Units of the Parent to these entities, all in connection with the services provided by such entities related to the acquisition of Bell Sports and were reimbursed for out-of-pocket expenses incurred in connection with the acquisition of Bell Sports prior to the closing date and for

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
out-of-pocket expenses incurred in connection with the provision of services pursuant to the management agreements. In addition, the management agreements provide that these entities are to receive customary fees in connection with certain subsequent financing and acquisition transactions. The management agreements include customary indemnification provisions in favor of these entities and their affiliates and have initial terms of ten years.
      Pursuant to the management agreements, the Company paid these entities $3,000 and $1,550 for the years ended December 31, 2005 and December 31, 2004, which is included in selling, general and administrative expenses in the consolidated statement of operations. The Company paid Fenway Partners, Inc. $375 for the period from June 25, 2003 to December 31, 2003 under a previously existing management agreement and is similarly classified in selling, general and administrative expenses in the consolidated statement of operations.
      In addition, pursuant to such agreements, Fenway Partners, Inc., also received aggregate transaction fees of approximately $3,600 in connection with services provided by them related to the acquisition of Bell Sports and were reimbursed for out-of-pocket expenses incurred in connection with the acquisition of Bell Sports.
      These management agreements have been subsequently amended to remove any obligation to pay an annual management fee from and after the closing of the acquisition of Easton Sports, Inc. by the Company. See Note 13.

13.	Subsequent Event
      On March 16, 2006, the Company acquired Easton Sports, Inc., or Easton Sports. The purchase price for Easton Sports, including the refinancing of Easton Sports’ existing indebtedness, was approximately $385.0 million in cash, subject to an upward or downward adjustment based on the level of Easton Sports’ net working capital as of the closing date of the acquisition. The purchase price for the acquisition of Easton Sports was funded in part by an equity investment in the Parent, proceeds from a new secured credit facility entered into in connection with the acquisition of Easton Sports and existing cash.
      Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports has a history of innovation and a reputation for producing quality products that offer material performance advantages. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors.
      In connection with the acquisition of Easton Sports, the Company, together with RBG Holdings Corp. and certain of the Company’s domestic and Canadian subsidiaries, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn$12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton Sports, the Company’s new term loan facility was drawn in full, together with borrowings under its new U.S. revolving loan facility, to satisfy the Company’s obligations under its then-existing credit facility (which was thereafter terminated), to in part finance the acquisition of Easton Sports and pay related fees and expenses. The Company’s new U.S. revolving credit facility and Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
      In addition, prior to the consummation of acquisition of Easton Sports, the management agreements described in Note 12 were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, Inc. (or its designee) $7.5 million, which payment was made just prior to the consummation of the Easton Acquisition.

Easton-Bell Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Last, in connection with the consummation of the acquisition of Easton Sports, the Parent repurchased approximately $4.3 million of its outstanding Class A Common and Class B Common Units, many of which were held by its executive officers and employees. In addition, the Parent cancelled many of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders and in the same amount, but at different vesting terms such that, upon consummation of the acquisition of Easton Sports, substantially all outstanding Class B Common Units will be unvested and subject to future vesting on the same terms. The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by Parent, which plan amended and restated the 2003 Equity Inventive Plan described in Note 7 above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report. Based on their evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed in reports management files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
      In addition, there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal year that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10:	Directors and Executive Officers of the Registrant
      Our board of directors and the board of managers of our parent, are controlled by Fenway Partners Capital Fund II, L.P. The following table sets forth certain information regarding our directors and executive officers as of the date of this annual report:

Name	Age	Position

James L. Easton	71	Chairman
William N. Fry	47	President and Chief Executive Officer
Paul A. Lehmann	52	Executive Vice President and Chief Financial Officer
Eric Brenk	43	Chief Operating Officer
William Sherman	44	Vice President and President of Riddell Sports
Kwai Kong	43	President, Specialty Retail Business
Mark Tripp	47	Secretary
Anthony M. Palma	45	Director
Peter V. Ueberroth	69	Director
Lee L. Sienna	54	Director
Shael J. Dolman	34	Director
Terry Lee	58	Director
William Beane	44	Director
Peter Lamm	55	Director
Mark Genender	42	Director
Timothy Mayhew	38	Director
Aron Schwartz	35	Director

      James L. Easton joined our board of directors and became Chairman in connection with the closing of the Easton Acquisition. Mr. Easton has served as a director of Ambassadors Group since November 2001 and as a director of Ambassadors International since 1995. Since 1973, Mr. Easton had served as chairman and president of Jas. D. Easton and chairman of Easton Sports. Mr. Easton is one of the three International Olympic Committee members from the United States. He also serves as president of Federation Internationale de Tir a l’Arc (FITA-International Archery Federation), is a member of the board of visitors of John E. Anderson Graduate School of Management at the University of California at Los Angeles, and is an executive board member of the U.S. Olympic Committee.
      William N. Fry currently serves as our President and Chief Executive Officer. He will relinquish his position as our Chief Executive Officer at such time that Anthony M. Palma becomes our new Chief Executive Officer. Additionally, Mr. Fry served as one of our directors from September 2004 until March 2006. Prior to joining the Company in September 2004, Mr. Fry served as Bell Sports’ President and Chief Executive Officer since May 2001. Previously, Mr. Fry served as President of Empire Technology Partners from August 2000 to May 2001. From 1990 to 2000, Mr. Fry served in a variety of executive and general management positions with The Dixie Group, most recently serving as President and Chief Operating Officer. The Dixie Group became a leading manufacturer and marketer of carpet and rugs during this time. From 1980 to 1988, Mr. Fry served in the U.S. Navy, first aboard USS Bowen (FF-1079) and later in the Navy Nuclear Propulsion Program.
      Paul A. Lehmann currently serves as our Executive Vice President and Chief Financial Officer. He will relinquish his position as our Chief Financial Officer at such time that Mark Tripp becomes our new Chief Financial Officer. Mr. Lehmann joined us in November 2005 and served us in a financial strategy role until December 2005. From May 2001 until November 2005, Mr. Lehmann served as Executive Vice President and Chief Financial Officer of Johnson Outdoors Inc. Mr. Lehmann also served as Vice President, Finance and Strategic Planning of Steelcase North America, Inc. from October 1999 to May 2001.
      Eric Brenk has served as our Chief Operating Officer since January 2005. Mr. Brenk joined Riddell Sports in May 2004 and served as its Chief Operating Officer until January 2005. Previously, Mr. Brenk was Co-President and Senior Vice President, Operations of Aurora Foods, Inc. From 1998 to 2002, Mr. Brenk served as Vice President of Operations of Delimex/ ORA Corporation (C.J. Heinz Corporation as of August 2001). From 1986 to 1997, Mr. Brenk served in various positions, including Director of Operations, of In Store Bakery, a business unit of the Quaker Oats Company.
      William Sherman serves as a Vice President and as President of Riddell Sports. Mr. Sherman has been Riddell Sports’ President since July 2001 and also served as its Chief Executive Officer until September 2004. Additionally, Mr. Sherman served as one of our directors from June 2003 until March 2006. He joined Riddell Sports in 1995 as Vice President and General Manager-Institutional Marketing and was promoted to Senior Vice President and General Manager of the Institutional Division in December 1995. Mr. Sherman also served as one of our directors from 1993 until March 2006. Prior to joining Riddell Sports, Mr. Sherman was with Wilson Sporting Goods for ten years and was the Vice President of Business Development at Wilson before his departure. He also served as the Vice President/ Business Director, responsible for research and development, marketing, purchasing/ manufacturing and finance for Wilson’s team sports division.
      Kwai Kong serves as our President, Specialty Retail Division. Mr. Kong joined Bell Sports in 1994 when VistaLite was acquired by Bell Sports. From 1999 to 2000, Mr. Kong served as Bell Sports’ Vice President of R&D and Manufacturing. In 2000, Mr. Kong assumed his present position. Previously, Mr. Kong was Chief Executive Officer and co-founder of VistaLite and a Project Engineer at Armstrong World Industries. Mr. Kong holds a B.S. in Engineering and a B.A. in Mathematics from Swarthmore College.
      Mark Tripp became our Secretary in connection with the closing of the Easton Acquisition and is expected to become our Chief Financial Officer shortly after the filing of this annual report. Mr. Tripp has been CFO & Vice President of Finance for Easton Sports, Inc. since 2001. From 1998 to 2001, he was with Black & Decker Corporation working as Group Director of Finance for the Hardware & Home Improvement Group and the Division Controller for Price Pfister. From 1991 to 1998, Mr. Tripp was with Corning, Inc. working as the Controller of the Corning Samco subsidiary and a Plant Controller. Prior to joining Corning,

Inc. Mr. Tripp was with Deloitte & Touche from 1984 to 1991. He holds an M.S. in Accounting from Clarkson University, a B.S. in Accounting from the State University of New York, Binghamton, and is a C.P.A. in New York State.
      Anthony M. Palma joined our board of directors in connection with the closing of the Easton Acquisition and is expected to become our Chief Executive Officer shortly after the filing of this annual report. Mr. Palma had been the President and Chief Executive Officer of Easton Sports, Inc. since July 1995. Prior to that, Mr. Palma served as Chief Financial Officer of Jas. D. Easton, Inc. since 1993. Prior to joining Easton in 1993, Mr. Palma was an accountant with KPMG Peat Marwick from 1985 to 1993. Mr. Palma earned a B.S. in Accounting from California State University, Northridge. Mr. Palma serves as a director of Volcom, Inc.
      Peter V. Ueberroth joined our board of directors in connection with the closing of the Easton Acquisition. Mr. Ueberroth is a managing director of Contrarian Group, Inc., a business management company, where he has served since 1989. He is also owner and Co-Chairman of the Pebble Beach Company. Mr. Ueberroth has served as Chairman of the Board of the United States Olympic Committee since June 2004. He previously served as Commissioner of Major League Baseball and as President and Chief Executive Officer of the Los Angeles Olympic Organizing Committee for the 1984 Los Angeles Olympic Games. He is Chairman of Ambassadors International Inc., and a director of Adecco S.A., a Swiss staffing company, the Coca-Cola Company and Hilton Hotels Corporation.
      Lee L. Sienna joined our board of directors in connection with the closing of the Easton Acquisition. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He is a director of Samsonite Corporation and ALH Holding, Inc. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.
      Shael J. Dolman joined our board of directors in connection with the closing of the Easton Acquisition. Mr. Dolman is a Director at Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board. Mr. Dolman joined Ontario Teachers’ Pension Plan Board in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from the University of Western Ontario and his MBA from McGill University. He is a director of Worldspan Technologies Inc., ALH Holding, Inc. and The Hillman Group Inc.
      Terry Lee is one of our directors. Mr. Lee also serves as Co-Chairman of Bell Automotive Products, Inc. and is a Managing Director and co-founder of Hayden Capital Investments. In 1984, Mr. Lee and a partner acquired Bell Sports and Mr. Lee served as Chairman and Chief Executive Officer of Bell Sports from 1989 to 1998 and as Interim Chief Executive Officer in 2000. From 1998 to 2004, Mr. Lee served as Chairman of Bell Sports. Prior to joining Bell Sports, Mr. Lee was employed by Wilson Sporting Goods for 14 years where he began his career in sales and distribution and ultimately served as Senior Vice President of Sales before departing in 1983.
      William “Billy” Beane is one of our directors. Mr. Beane also serves as the general manager of the Oakland A’s, one of the most successful regular-season teams in major league baseball, a position that he has held since 1997. Prior to becoming the general manager of the Oakland A’s, Mr. Beane served as the assistant to the Oakland A’s general manager and as an advance scout. He is also a former major league baseball player and has played for the New York Mets, the Minnesota Twins, the Detroit Tigers and the Oakland A’s.
      Peter Lamm is one of our directors. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, Inc., an affiliate of Fenway Partners Capital Fund II, L.P. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of BCC. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America Inc., a family business. Mr. Lamm serves as a director of American Achievement Corporation.

      Mark Genender is one of our directors. Mr. Genender also serves as a Vice President. Mr. Genender is a Managing Director of Fenway Partners, Inc. Prior to joining Fenway Partners in December 1996, Mr. Genender was the Director of Sales and Channel Development in the Nabisco International division of Nabisco Holdings Inc. Previously, Mr. Genender held various senior management positions in Field Sales, Operations and Finance with the Frito-Lay division of PepsiCo Inc. Prior to joining PepsiCo, Mr. Genender was with Goldman, Sachs & Co. in both London and New York.
      Timothy Mayhew is one of our directors. Mr. Mayhew is a Managing Director of Fenway Partners Resources, Inc., an affiliate of Fenway Partners, Inc. Prior to joining Fenway Partners Resources, Inc. in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co.
      Aron Schwartz is one of our directors. Mr. Schwartz also serves as a Vice President. Mr. Schwartz is a Principal of Fenway Partners, Inc. Mr. Schwartz joined Fenway Partners in August 1999 from Salomon Smith Barney, where he was an associate in the Financial Entrepreneurs Group. There he worked on a variety of financings and advisory assignments for companies owned by financial sponsors. Mr. Schwartz is a Certified Management Accountant.
Code of Ethics
      We have not adopted a formal, written code of ethics within the specific guidelines as promulgated by the Securities and Exchange Commission. We have verbally communicated the high level of ethical conduct expected from all of our employees, including our officers, and we intend to adopt a written code of ethics as soon as practicable.
Audit Committee
      Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended . The members of the audit committee are Timothy Mayhew and Aron Schwartz. Our board of directors has determined that none of its members who serve on the audit committee is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission rules. Our board of directors has determined, however, that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of its audit committee to provide effective oversight of our external financial reporting and internal control over financial reporting. Accordingly, our board of directors does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of the audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, our board of directors considered the knowledge gained by the current members of the audit committee in connection with their prior experience.
Director Compensation
      The members of our boards of directors and the board of managers of our parent are not separately compensated for their services as directors or manager, as applicable, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Item 11:	Executive Compensation
      The following table sets forth compensation information of our Chief Executive Officer and our four other executive officers who were the most highly compensated earning in excess of $100,000 for our fiscal year ended December 31, 2005. We refer to these individuals collectively as our “named executive officers.”
Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Long-Term
					Compensation	All Other
Name and Principal Position(s)	Fiscal Year	Salary(1)	Bonus(2)	Other	Awards(3)	Compensation(4)

William Fry(4)	2005	$450,000	$360,000	$—	$—	$11,076
President and Chief	2004	120,289	131,250	—	—	—
Executive Officer	2003	—	—	—	—	—
Eric Brenk	2005	259,616	414,384	—	—	1,154
Chief Operating Officer	2004	158,654	—	—	—	—
	2003	—	—	—	—	—
William Sherman	2005	311,539	225,000	—	—	2,520
Vice President and President	2004	287,217	147,000	—	—	3,491
of Riddell Sports	2003	256,934	30,000	—	3,175,262	3,083
Jeffrey L. Gregg(5)	2005	298,077	180,000	—	—	—
Executive Vice President and	2004	67,308	31,250	—	—	—
Chief Financial Officer	2003	—	—	—	—	—
Kwai Kong	2005	250,000	187,500	—	—	5,250
President, Specialty Retail	2004	67,308	31,250	—	—	—
Division	2003	—	—	—	—	—

(1)	Messrs. Fry, Gregg and Kong’s employment with the Company began on September 30, 2004 in connection with the acquisition of Bell Sports. Mr. Brenk’s employment began May 5, 2004.

(2)	Other than for Mr. Sherman, bonus amounts include payments of bonuses earned under Bell Sports’ former Management Incentive Plan, which are made in the subsequent fiscal year. Mr. Sherman received a bonus of $30,000 in 2003 upon the successful completion of the acquisition of the Company by Fenway Partners Capital Fund II, L.P. in June 2003. Mr. Brenk’s bonus for 2005 includes a $250,000 bonus that was paid under conditions of his employment agreement at the end of May 2005. Bonus payment amounts for Messrs. Fry, Gregg and Kong for 2004 reflect amount earned after commencement of employment with the Company.

(3)	Long-Term Compensation Awards represents the amount earned by Mr. Sherman in 2003 pursuant to Long-Term Incentive awards realized upon the sale of the Company by Lincolnshire to Fenway Partners, Inc.

(4)	Includes contributions to the Company’s 401(k) Savings Plan. Mr. Fry’s amount for 2005 includes additional medical and insurance coverage totaling $5,826.

(5)	Mr. Gregg’s employment with the Company terminated on December 14, 2005.
Employment Arrangements
      Set forth below is a brief description of the employment agreements that we have with our named executive officers.
      William N. Fry entered into an employment agreement with us as of September 30, 2004. The employment agreement of Mr. Fry provides, among other things, for an initial term of two years, with an automatic renewal for additional two-year terms (unless either we or Mr. Fry elects not to renew the term); a base salary, subject to annual review, and annual bonus and equity interest compensation as determined by our board of directors or compensation committee.
      Mr. Fry’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. Fry will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any reimbursements of certain expenses. In addition, if we terminate Mr. Fry without cause, or if he terminates his employment for certain enumerated good reasons, and Mr. Fry delivers an effective release of claims to us, we will:

(1) for 24 months immediately following the date of termination, provide Mr. Fry monthly severance payments equal to one-twelfth of his base salary; provided, however, that during months 13 through 24, we will be entitled to reduce such payments by the amount of any earnings and benefits to which Mr. Fry is entitled from other employment during such period;

(2) pay Mr. Fry (a) an amount equal to his annual bonus paid to him for the immediately preceding fiscal year in twelve monthly installments or, if greater, (b) a pro-rated annual bonus for the year in which termination occurs, payable in a single lump sum;

(3) pay or reimburse the premium cost for participation by Mr. Fry and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of 24 months immediately following the date of termination, (ii) the date Mr. Fry becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Fry is no longer eligible for continuation of participation under COBRA (except in the case of (iii), we will either arrange for Mr. Fry and his eligible dependents to continue participation in our group health and dental plans and pay the premium cost of that participation or, if we determine that we are unable to arrange such participation, the we will reimburse him for the reasonable premium cost of comparable coverage until the earlier to occur of (i) and (ii) hereof);

(4) reimburse Mr. Fry for certain uninsured medical expenses during the 12 months immediately following the date of termination or, if less, for so long as he is entitled to health and dental coverage as set forth in clause (3) above and we will continue to pay for certain perquisites for such 12-month period; and

(5) during the 24 months immediately following the date of termination, continue Mr. Fry’s participation in our group life insurance plan or, if we determine that such participation is not available, we will pay the premium cost of an individual term life insurance policy with a face amount equal to his coverage under the group life insurance plan immediately prior to termination.
      In the event that Mr. Fry terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause during the 24 months after a change of control (as defined in the employment agreement) has occurred, Mr. Fry shall, subject to delivering an effective release of claims to us, be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Fry without cause prior to such change of control, except that he will not be entitled to participate in our group life insurance plan and salary and bonus payments to which he is entitled will be paid in a lump sum.
      Additionally, Mr. Fry has waived the Company’s obligation to take all necessary actions to appoint Mr. Fry to our board of directors and the board of managers of our parent.
      William Sherman. Mr. Sherman entered into an amended and restated employment agreement with one of our subsidiaries, Riddell, Inc., or Riddell, on June 22, 2001 which was amended on September 30, 2004. The employment agreement of Mr. Sherman provides, among other things, for an initial term of five years with an automatic renewal for additional two-year terms (unless either Riddell or Mr. Sherman elects not to renew the term), a base salary subject to annual review, and annual bonus and equity interest compensation as determined by the board of directors of Riddell.
      Mr. Sherman’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary, any accrued and unused vacation pay, any earned but unpaid bonus and any amounts or benefits owing to him through the termination date under any applicable benefit or incentive plans or other similar employee benefits arrangements or programs. In addition, if we terminate Mr. Sherman without cause or refuse to extend his term of employment, or if he terminates his employment for certain enumerated good reasons, will be entitled to:

(1) his base salary as in effect for the year in which the termination occurred in equal monthly payments for 24 months after the termination occurs;

(2) continued participation for 24 months following his termination in the health and medical plans of Riddell with all benefits to be paid or provided in accordance with such plans;

(3) a pro rata bonus payment that Mr. Sherman would have been otherwise entitled to for the fiscal year in which his employment is terminated; provided that all other bonuses for such period are paid to Riddell’s other executives; and

(4) all other benefit and payments he would otherwise be entitled to had Mr. Sherman’s employment been terminated with cause or he terminated his employment with certain enumerated good reasons.
      Additionally, Mr. Sherman has waived Riddell’s obligation to take all necessary actions to appoint Mr. Sherman to our board of directors and the board of managers of our parent.
      Eric Brenk. Mr. Brenk entered into an employment agreement with Riddell on May 3, 2004 which was subsequently amended on June 1, 2005. The employment agreement of Mr. Brenk provides, among other things, for an initial term of one year, a base salary, a bonus if he is still employed on the last business day prior to the expiration of his employment agreement, and Mr. Brenk is entitled to receive Class B Units of our parent’s equity under the equity incentive plan with half of such units vesting upon the achievement of certain financial targets and the other half vesting upon a change of control of Easton Bell Sports where our sponsor and its affiliates realize a specified return on all capital invested in our parent.
      Mr. Brenk’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary, any accrued and unused vacation pay and any amounts or benefits owing to him through the termination date under any applicable benefit or incentive plans or other similar employee benefits arrangements or programs. In addition, if we terminate Mr. Brenk without cause or refuse to extend his term of employment, or if he terminates his employment for certain enumerated good reasons, will be entitled to continued participation for at least 12 months following his termination in applicable health and medical plans with all benefits to be paid or provided in accordance with such plans, his bonus and all other remuneration available to him as if he were terminated with cause.
      Jeffrey Gregg. On December 14, 2005, Mr. Gregg resigned his position as our Executive Vice President and Chief Financial Officer. Mr. Gregg’s severance obligations include one year’s salary and payment of his 2005 bonus. Additionally, Mr. Gregg has the right to sell back to our parent, at fair market value, any vested equity interests of our parent granted to Mr. Gregg, provided that we have obtained certain financial targets.
Compensation Committee Interlocks and Insider Participation
      We do not have a compensation committee. None of our officers or employees participated in deliberations of our board of directors concerning executive compensation during the last completed fiscal year.
2006 Equity Incentive Plan
      Our parent adopted a 2006 Equity Incentive Plan on March 16, 2006 which amended and restated its 2003 Equity Incentive Plan. We refer to the 2006 Equity Incentive Plan as the new equity plan. There are a total of 38,381,983.682 Class B Common Units of our parent available for grant under the new equity plan. The purpose of the new equity plan is to advance the interests of our parent to attract and retain managers, directors, employees, consultants or advisers who are in a position to make significant contributions to the success of our parent and to encourage such persons to take into account the long-term interests of our parent, us and our subsidiaries.

      The board of managers of our parent and its delegates will administer the new equity plan. The administrator of the new equity plan has the authority, in its sole discretion, to select participants to receive awards, to determine the time of receipt, the number of Class B Common Units subject to each award and to establish any other terms, conditions and provisions of the awards under the new equity plan. The awards granted under the equity plan will vest at such time or times as the administrator of the new equity plan may determine and the administrator of the equity plan may accelerate the vesting of any award at any time.
      Except as otherwise determined by the administrator of the new equity plan or as expressly provided in an employment agreement between a participant under the new equity plan and our parent or one of its subsidiaries, if a participant under the new equity plan is terminated from employment with our parent or one of its subsidiaries for cause (as described in the new equity plan or such participant’s employment agreement, as applicable), then all awards held by such participant, whether or not they are vested, will terminate and be forfeited. Additionally, except as otherwise determined by the administrator of the new equity plan or as expressly provided in an employment agreement between a participant under the new equity plan and our parent or one of its subsidiaries, if the employment of a participant under the new equity plan is terminated for any reason other than for cause, then all unvested awards will terminate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      All of our issued and outstanding shares of capital stock are held indirectly by our parent. The following table provides certain information as of the date of this annual report with respect to the beneficial ownership of the membership interests of our parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our parent, (ii) each of the members of our board of directors and the board of managers of our parent and (iii) each of our named executive officers and our current executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

		Percentage			Percentage
		Ownership			Ownership
		Interest in	Class B		Interest in
	Class A Common	Class A	Common		Class B
	Units(1)	Units	Units(2)		Units

Fenway Partners, Inc.(3)	111,127,380.537	53.4%	—		—
Teachers’ Private Capital(4)	48,024,859.927	23.1%	—		—
York Street Mezzanine Partners(5)	12,317510.239	6.0%	—		—
Jas. D. Easton, Inc.(6)	11,770,799.002	5.7%	—		—
James L. Easton(6)	11,770,799.002	5.7%	—		—
William N. Fry	326,153.810	*	3,762,970.944	(14)	9.8%
Eric Brenk	50,741.510	*	1,000,000.000	(14)	2.6%
William Sherman	907,557.642	*	1,994,590.085	(14)	5.2%
Jeffrey L. Gregg(7)	163,597.599	*	—		—
Kwai Kong	129,102.399	*	794,874.189	(14)	2.1%
Anthony M. Palma	—	—	—		—
Mark Tripp	—	—	—		—
Peter V. Ueberroth(8)	—	—	—		—
Lee L. Sienna(4)	—	—	—		—
Shael J. Dolman(4)	—	—	—		—
Terry Lee(9)	114,137.860	*	129,328.334	(14)	*
William Beane(10)	—	—	129,328.334	(14)	*
Peter Lamm(11)	111,127,380.537	53.4%	—		—
Mark Genender(12)	—	—	—		—
Timothy Mayhew(13)	—	—	1,046,209.017	(14)	2.7%
Aron Schwartz(13)	—	—	—		—
All managers, directors and executive officers as a group	124,589,470.359	59.9%	8,857,300.903	(14)	23.1%

*	means less than 1%.

(1)	Class A Common Units represent limited liability company membership interests in our parent. Class A Common Units are entitled to a preference on distributions until $2.1239 has been distributed to each holder of Class A Common Units. The holders of Class A Common Units are entitled to receive distributions of their allocated percentages of our parent’s taxable net income to make tax payments. All Class A Common Unit amounts do not reflect any effect of a potential adjustment contemplated by our parent’s limited liability company operating agreement. See Item 13 under the heading “Operating Agreement.”

(2)	Class B Common Units represent limited liability company membership interests in our parent that may only be issued to managers, directors, executive officers, employees and consultants of our parent or any of its subsidiaries. Class B Common Units are not entitled to vote. After the preference on the Class A

Common Units has been paid, Class B Common Units issued prior to September 1, 2004 are entitled to a preference on distributions until $0.4717 has been distributed to each holder of such Class B Common Units. After the preference on the Class B Common Units issued prior to September 1, 2004, the Class B Common Units issued prior to March 16, 2006 are entitled to a preference on distributions until $0.6522 has been distributed to each holder of such Class B Common Units. Distributions that would otherwise have been made on Class B Common Units issued after the closing of the Easton Acquisition will be reduced up to the amount of such distribution until the aggregate amount of all such reductions equals the amount of distributions to which such Class B Common Units would be entitled to receive if, immediately after the issuance of such unit, the assets of our parent were sold at their fair market value, the liabilities of our parent were paid in full and the remaining proceeds were distributed in accordance with our parent’s limited liability company agreement. Such reduction is to be paid on a pro rata basis to holders of Class A Common Units and Class B Common Units. The holders of Class A Common and Class B Common Units are entitled to receive distributions of their allocated percentages of our parent’s taxable net income to make tax payments.

(3)	Represents (i) 109,150,508.945 Class A Common Units held by Fenway Partners Capital Fund II, L.P. over which it has sole voting and investment power, (ii) 1,500,831.393 Class A Common Units held by FPIP, LLC over which it has sole voting and investment power and (iii) 476,040.199 Class A Common Units held by FPIP Trust, LLC over which it has sole voting and investment power. Each of Fenway Partners Capital Fund II, L.P., FPIP, LLC, FPIP Trust, LLC are affiliates of Fenway Partners, Inc. The principal executive offices of Fenway Partners, Inc. and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(4)	Teachers’ Private Capital is the private equity arm of Ontario Teachers’ Pension Plan Board. The principal executive offices of Ontario Teachers’ Pension Plan Board, Lee. L. Sienna and Shael J. Dolman are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(5)	Represents (i) 7,609,190.638 Class A Common Units held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,708,319.601 Class A Common Units held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Mezzanine Partners are located at One Pluckemin Way, Bedminster, New Jersey 07921.

(6)	Does not include up to $15.0 million of Class A Common Units that Jas. D. Easton, Inc. has the option to purchase from certain members of our parent within 60 days of closing of the Easton Acquisition. Mr. Easton is the President and Chairman of Jas. D. Easton, Inc. Mr. Easton may be deemed to beneficially own the units of our parent that are beneficially owned by Jas. D. Easton, Inc. Mr. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of Jas. D. Easton, Inc. and James L. Easton are located at 7855 Haskell Avenue, Suite 202, Van Nuys, California 91406.

(7)	Jeffrey L. Gregg resigned his position as an executive officer of the Company in December 2005. The principal offices of Mr. Gregg are located at 6505 West Park Blvd. Suite 306 PMB #138, Plano, Texas 75093.

(8)	The principal offices of Peter V. Ueberroth are located at The Contrarian Group, 1071 Camelback St. Suite 111. Newport Beach, California 92660.

(9)	Represents (i) 114,137.86 Class A Common Units held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 129,328.334 Class B Common Units held by Mr. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal offices of Terry Lee are located at 11022 S. 51st Street #104, Phoenix, Arizona 85044.

(10)	The principal offices of William Beane are located at 7000 Coliseum Way, Oakland, California 94621.

(11)	Mr. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, Inc., and a managing member of each Fenway Partners II, LLC, the general partner of Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton Bell Sports, LLC that are beneficially owned by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal offices of Mr. Lamm are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(12)	The principal office of Mark Genender is located at 11111 Santa Monica Blvd. Suite 1470, Los Angeles, California 90025

(13)	The principal offices of Timothy Mayhew and Aron Schwartz are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(14)	Class B Common Units are subject to certain vesting restrictions set forth in the Class B Common Unit Certificate issued to such person which restricts the holder of such units from receiving distributions.

Item 13:	Certain Relationships and Related Transactions
Operating Agreement
      All holders of our parent’s equity securities are parties to our parent’s limited liability company operating agreement. The operating agreement provides, among other things, for the various rights, preferences and privileges of the holders of our parent’s equity securities, restrictions on transfer of equity interests, drag-along rights in favor of investors affiliated with Fenway Partners Capital Fund II, L.P., tag-along rights in favor of all members on certain transfers by such investors, certain participation rights for members in connection with equity issuances to investors affiliated with Fenway Partners Capital Fund II, L.P. and certain put and call rights with respect to shares held by management. The operating agreement also contains customary indemnification rights. In addition, in connection with the delivery of our audited financial statements for our 2005 fiscal year, the amount of outstanding Class A Common Units of our parent issued at the closing of the Easton Acquisition and the preferred distribution amount for Class A Common Units under our parent’s operating agreement are subject to adjustment based on our financial performance and working capital. We expect to know the results of such adjustment not more than 60 days from the date of this annual report.
Co-Investment Agreement
      In connection with the consummation of the Easton Acquisition, our parent entered into a co-investment agreement with Fenway Partners Capital Fund II, L.P., Ontario Teachers Pension Plan Board, York Street Mezzanine Partners, L.P., York Street Mezzanine Partners II, L.P., Jas. D. Easton, Inc. and certain other holders of our parent’s equity securities. The co-investment agreement sets forth such investors’ voting agreement with respect to the election of our parent’s board of managers and provides such investors with certain drag-along rights, tag-along rights and participation rights beyond (and, in some cases, in place of) those set forth in our parent’s operating agreement. In addition, pursuant to the co-investment agreement, Jas. D. Easton, Inc. has the right, exercisable within 60 days of the consummation of the Easton Acquisition, to purchase up to an aggregate $15.0 million of our parent’s Class A Common Units from Fenway Partners Capital Fund II, L.P., Ontario Teachers Pension Plan Board and certain of the other investors party thereto.
Subscription Agreements
      In connection with the issuance of equity to Fenway Partners Capital Fund II, L.P., Ontario Teachers Pension Plan Board, York Street Mezzanine Partners, L.P., York Street Mezzanine Partners II, L.P., Jas. D. Easton, Inc. and certain other investors at or around the time of the consummation of the Easton Acquisition, our parent entered into subscription agreements with such investors pursuant to which such investors purchased an aggregate $190.7 million of our parent’s Class A Common Units. Such subscription agreements include representations and warranties of our parent with respect to its business and contain certain indemnification rights in favor of such investors, subject to certain baskets and caps. Pursuant to the subscription agreement with Ontario Teachers Pension Plan Board, York Street Mezzanine Partners II, L.P.

and certain other investors, our parent paid such investors a transaction fee of approximately $1.9 million at the closing of the Easton Acquisition and have agreed to pay such investors their pro rata share of any future fees payable to affiliates of Fenway Partners Capital Fund II, L.P. pursuant to the management agreements described below.
Management Agreements
      We, our parent and many of its other subsidiaries have entered into management agreements with Fenway Partners, Inc. and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P. Pursuant to these management agreements, Fenway Partners, Inc. and Fenway Partners Resources, Inc. will provide advisory services in connection with certain types of transactions and will be entitled to receive a fee equal to the lesser of $1.0 million or 1.5% of the gross value of such transaction plus reimbursement of fees and expenses incurred in connection with such transactions. The management agreements include customary indemnification provisions in favor of these entities and their affiliates and have initial terms of ten years.
      Pursuant to the management agreements, in connection with the consummation of the acquisition of Bell Sports, Fenway Partners, Inc. and Fenway Partners Resources, Inc. received aggregate transaction fees consisting of approximately $2.7 million in cash and 617,908.586 Class C Common Units of our parent (which were subsequently converted into Class A Common Units in connection with the consummation of the Easton Acquisition) and were reimbursed for out-of-pocket expenses incurred in connection with the acquisition of Bell Sports. In addition, in connection with the consummation of the Easton Acquisition, these entities received an aggregate transaction fee of $1.9 million in cash and were reimbursed for out-of-pocket expenses incurred in connection with such transaction.
      In addition to the foregoing provisions, the management agreements had previously provided for an aggregate annual management fee payable to such entities equal to the greater $3.0 million or 5% of the previous fiscal year’s EBITDA (as such term is defined in the management agreements). During fiscal 2005, Fenway Partners, Inc. was paid the entire $3.0 million annual management fee. Prior to the consummation of the Easton Acquisition, the management agreements were amended to remove any obligation to pay such annual management fee. In return for such amendment, we agreed to pay Fenway Partners, Inc. (or its designee) $7.5 million, which payment was made just prior to the consummation of the Easton Acquisition. Fenway Partners, Inc. designated York Street Mezzanine Partners, L.P. to receive approximately $0.4 million of this fee.
Arrangements with Management
      We have entered into employment agreements with many of our named executive officers, each of which is described under Item 11 of this report.
      In connection with the consummation of the Easton Acquisition, our parent repurchased approximately $4.3 million of its outstanding Class A Common Units and Class B Common Units, many of which were held by its executive officers and employees. In addition, our parent cancelled many of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders in the same amount, but at different vesting terms such that, upon consummation of the Easton Acquisition, substantially all outstanding Class B Common Units will be unvested and will vest on the same terms.
Arrangements with Jas. D. Easton, Inc.
      Jas. D. Easton, Inc. is an affiliate of James Easton and former owner of Easton Sports. On February 1, 2006, we entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton Sports and we consummated the Easton Acquisition on March 16, 2006. Pursuant to the transaction, we paid the seller $385.0 million in cash, subject to a post-closing adjustment based on a determination of closing working capital. Of such amount, approximately $10.6 million was placed in escrow to satisfy certain post-closing obligations of the sellers. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that

Jas. D. Easton, Inc. will indemnify us for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneously with the closing of the Easton Acquisition, Jas. D. Easton, Inc. purchased equity in our parent pursuant to a subscription agreement described above in an aggregate amount of $25.0 million.
      In connection with the consummation of the Easton Acquisition, Easton Sports and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton Sports, including the Easton brand name. Pursuant to these agreements, Easton Sports has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton Sports has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with us. Easton Sports has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton Sports has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Last, Easton Sports entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton Sports a license to use certain trademarks solely in connection with specific products or services.
      We have entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which we are to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (i) the tenth anniversary of the consummation of the Easton Acquisition, (ii) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (iii) the effectiveness of any registered public offering by Easton Technical Products, Inc. and (iv) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.
      Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton Sports. In 2005, Easton Sports paid approximately $2.6 million in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $2.5 million in fiscal 2006.
Other Related Party Transactions
      In November 2004, our subsidiary, Bell Sports, Inc., exercised its option to purchase Bell Racing Company for $2.7 million.
      On October 1, 2004, Bell Sports entered into a consulting agreement with Terry Lee, a member of the board of managers of our parent. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services relating to Bell Sports. In exchange for his services, Mr. Lee is entitled to annual compensation of $100,000. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until we elect not to extend the agreement.

Item 14:	Principal Accountant Fees and Services

Fees
      Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2005	2004

Audit Fees	$609,491	$686,440
Tax Fees	142,400	141,975
All Other Fees	2,628	2,445

Total	$754,519	$830,860

      Audit Fees consist of fees for the audit of the Company’s annual consolidated financial statements, the review of financial statements included in the Company’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provided in connection with subsidiary audits, statutory requirements, regulatory filings, registration statements and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC. “Audit Fees” also include advice on accounting matters that arose in connection with or as a result of the audit or the review of periodic consolidated financial statements and statutory audits the non-U.S. jurisdictions require.
      Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.
      All Other Fees consist of licensing fees paid in connection with the use of accounting and research software.
      Policy of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
      The audit committee of the Company’s board of directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. The audit committee has approved the pre-authorization of audit and non-audit services up to $50,000.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 37 to 62 under Item 8 of this Form 10-K.

(2) Financial Statement Schedules:
      The following Consolidated Financial Statement Schedule of Easton-Bell Sports, Inc. and its subsidiaries are included herein on page II-1.

Schedule	Description

Schedule II	Valuation and Qualifying Accounts
      Schedules other than that listed above have been omitted because the required information is contained in the Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

      (3) The following exhibits are filed or incorporated by reference as part of this annual report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:

3	.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Filed herewith

3	.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Filed herewith

4.1		Indenture dated as of September 30, 2004	Exhibit 4.1 to Registration Statement #333-123927

4.2		Form of 8.375% Senior Subordinated Note due 2012	Exhibit 4.2 to Registration Statement #333-123927

4.3		Supplemental Indenture dated as of March 16, 2006	Filed herewith

4.4		Supplemental Indenture dated as of April 11, 2005	Filed herewith

10.1		Credit and Guaranty Agreement dated as of March 16, 2006	Filed herewith

10.2		Pledge and Security Agreement dated as of March 16, 2006	Filed herewith

10.3		Canadian Pledge and Security Agreement, dated as of March 16, 2006	Filed herewith

10	.4*	2006 Equity Incentive Plan	Filed Herewith

10	.5*	Employment Agreement with William Sherman	Exhibit 10.6 to Registration Statement #333-123927

10	.6*	Employment Agreement with Eric Brenk	Exhibit 10.1 to Form 8-K filed June 1, 2005

10	.7*	Employment Agreement with William N. Fry	Exhibit 10.7 to Registration Statement #333-123927

10	.8*	Employment Agreement with Jeffrey L. Gregg	Exhibit 10.1 to Form 8-K filed November 2, 2005

10	.9*	Consulting Agreement with Terry Lee	Exhibit 10.8 to Registration Statement #333-123927

12.1		Statement of Ratio of Earnings to Fixed Charges	Filed herewith

21.1		Subsidiaries	Filed herewith

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/s/ William N. Fry

William N. Fry
President and Chief Executive Officer
Dated March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ William N. Fry William N. Fry	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Paul A. Lehmann Paul A. Lehmann	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, such persons constituting a majority of the members of the registrant’s board of directors.

/s/ William Beane William Beane	Director	March 30, 2006

/s/ Mark Genender Mark Genender	Director	March 30, 2006

/s/ Peter Lamm Peter Lamm	Director	March 30, 2006

/s/ Terry Lee Terry Lee	Director	March 30, 2006

/s/ Timothy Mayhew Timothy Mayhew	Director	March 30, 2006

/s/ Aron Schwartz Aron Schwartz	Director	March 30, 2006

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2005
VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at		Charged to		Balance at
	Beginning	Acquired	costs and		End of
	of Period	Businesses	adjustments	Deductions	Period
Description
Year ended December 31, 2005
Product Liability	6,734	—	3,816	(2,432)	8,118
Year ended December 31, 2004
Product Liability	3,198	2,830	877	(171)	6,734
Period June 25, 2003 to December 31, 2003
Product Liability	2,888	—	349	(39)	3,198
Period December 31, 2002 to June 25, 2003
Product Liability	2,889	—	529	(530)	2,888
Year ended December 31, 2005
Doubtful Amounts	3,599	—	(194)	(771)	2,634
Year ended December 31, 2004
Doubtful Amounts	1,229	2,687	255	(572)	3,599
Period June 25, 2003 to December 31, 2003
Doubtful Amounts	1,160	—	337	(268)	1,229
Period December 31, 2002 to June 25, 2003
Doubtful Amounts	755	—	666	(261)	1,160

II-1