Form 10-Q
period 2006-04-01
EASTON-BELL SPORTS, INC.
filed 2006-05-16
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 333-123927
EASTON-BELL SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1636283 (I.R.S. Employer Identification No.)

7855 Haskell Avenue, Suite 200
Van Nuys, California 91406
(Address of principal executive offices) (Zip Code)
(818) 781-1587
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of April 1, 2006, 100 shares of Easton-Bell Sports, Inc. were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	April 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,218	$3,632
Accounts receivable, net	178,923	87,459
Inventories, net	144,984	54,950
Deferred taxes	9,932	9,361
Other current assets	11,744	9,414

Total current assets	359,801	164,816
Property, plant and equipment, net	35,913	18,945
Intangible assets, net	345,002	176,544
Goodwill	175,040	100,003
Other assets	30,980	20,395

Total assets	$946,736	$480,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,408	$1,164
Revolving credit facility	29,702	—
Accounts payable	43,344	23,090
Accrued expenses	56,219	38,828

Total current liabilities	132,673	63,082
Long-term debt, less current portion	471,847	247,733
Deferred taxes	17,300	23,151
Other noncurrent liabilities	12,488	12,803

Total liabilities	634,308	346,769

Stockholders’ Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	330,649	144,226
Accumulated deficit	(18,401)	(10,657)
Accumulated other comprehensive income	180	365

Total stockholders’ equity	312,428	133,934

Total liabilities and stockholders’ equity	$946,736	$480,703

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Quarter Ended
	April 1,	April 2,
	2006	2005
Net sales	$111,172	$87,233
Cost of sales	74,307	55,454

Gross profit	36,865	31,779

Selling, general and administrative expenses (exclusive of amortization of intangibles and management fees)	27,241	22,834
Management fees	8,250	750
Restructuring and other infrequent expenses	275	748
Amortization of intangibles	2,341	2,114

Income (loss) from operations	(1,242)	5,333
Interest expense, net	11,481	5,090
Other expense	56	—

Income (loss) before income taxes	(12,779)	243
Income tax (benefit) expense	(5,035)	74

Net income (loss)	(7,744)	169
Other comprehensive loss:
Foreign currency translation adjustment	(185)	(154)

Comprehensive income (loss)	$(7,929)	$15

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Quarter Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(7,744)	$169
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,637	3,394
Deferred debt issuance cost amortization	593	470
Early extinguishment of debt	1,613	—
Variable stock compensation expense	49	458
Deferred income tax benefit	(6,422)	(204)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(10,341)	(20,407)
Inventories	(11,281)	(7,857)
Other current and noncurrent assets	556	(1,139)
Accounts payable	7,890	1,978
Accrued expenses	(5,671)	574
Other current and noncurrent liabilities	(312)	(469)

Net cash used in operating activities	(26,433)	(23,033)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,720)	(761)
Purchase of businesses, net of cash acquired	(389,657)	—

Net cash used in investing activities	(393,377)	(761)

Cash flows from financing activities:
Proceeds from senior term loan	335,000	—
Proceeds from revolving credit facility	65,404	83,168
Payments on senior term loan	(108,625)	(275)
Payments on revolving credit facility	(35,702)	(59,900)
Payments on capital lease obligations	(17)	(33)
Proceeds from capital contributions	186,423	—
Payment of deferred debt issuance costs	(11,902)	—

Net cash provided by financing activities	430,581	22,960

Effect of exchange rate changes on cash and cash equivalents	(185)	(154)
Increase (decrease) in cash and cash equivalents	10,586	(988)

Cash and cash equivalents, beginning of period	3,632	1,429

Cash and cash equivalents, end of period	$14,218	$441

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands except as specified)
1. Basis of Presentation
     The condensed consolidated financial statements of Easton-Bell Sports, Inc. and subsidiaries (the “Company”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927) for the year ended December 31, 2005. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     In fiscal year 2005, the Company changed its reporting periods for operational purposes from calendar quarterly periods to 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s first quarter of fiscal year 2005 ended on April 2, and the first quarter of fiscal year 2006 ended on April 1. The Company believes that there is no material difference between the 2006 and 2005 reporting periods and that the results of both periods are comparable except for the effects of any acquisition in those periods.
2. Acquisition of Easton Sports
     On March 16, 2006, the Company acquired 100% of the outstanding capital stock of Easton Sports, Inc. (“Easton Sports”). The purchase price for Easton Sports, including the refinancing of Easton Sports’ existing indebtedness and transaction costs, was approximately $389,657 in cash, subject to an upward or downward adjustment based on the level of Easton Sports’ net working capital as of the closing date of the acquisition. The purchase price for the acquisition of Easton Sports was funded in part by an equity investment in Easton Bell Sports, LLC, the ultimate parent of the Company (“Parent”), proceeds from a new senior secured credit facility entered into in connection with the acquisition of Easton Sports and existing cash.
     Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors. Easton Sports’ results of operations are included in the Company’s Condensed Consolidated Statements of Operations as of March 16, 2006.
     In connection with the acquisition of Easton Sports, the Company, together with RBG Holdings Corp. and certain of the Company’s domestic and Canadian subsidiaries including Easton Sports, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton Sports, the Company’s new term loan facility was drawn in full, together with borrowings of $22,846 under its new U.S. revolving loan facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton Sports and pay related fees and expenses. The Company’s new U.S. revolving credit facility and Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
     In addition, prior to the consummation of the acquisition of Easton Sports, the management agreements described in Note 14 of this report were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company paid to Fenway Partners, Inc. (and its designee) $7,500, which payment

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

was made just prior to the consummation of the acquisition of Easton Sports. This amount is included in selling, general and administrative expenses.
     Last, in connection with the consummation of the acquisition of Easton Sports, Parent repurchased approximately $4,270 of its outstanding Class A Common and Class B Common Units, many of which were held by its executive officers and employees. In addition, Parent cancelled many of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders of such units and in the same amount, but at different vesting terms such that, following the consummation of the acquisition of Easton Sports, substantially all outstanding Class B Common Units are unvested and subject to future vesting on the same terms. The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by Parent which amended and restated the 2003 Equity Inventive Plan. The 2006 Equity Incentive Plan is described in Note 12 below.
     The acquired assets and liabilities of Easton Sports consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents for baseball, softball, hockey, cycling, and other accessories. The acquisition of Easton Sports was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. The Company recorded approximately $75,037 of goodwill and approximately $170,800 of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation.
     The following table presents the preliminary allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Net purchase price including cost of the transaction	$389,657
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	35,232
Less:
Accounts receivable	81,123
Inventory	78,753
Other current assets	3,434
Property, plant and equipment	15,046
Other assets	696
Patents	22,000
Licensing agreements	4,300
Trademarks/Tradenames (indefinite-lived)	128,300
Non-Compete agreement	1,600
Customer relationships	14,600

Excess of cost over net assets acquired (goodwill)	$75,037
     The purchase price allocation is tentative as the Company is still reviewing the results of third-party valuations and examining certain contingencies.
     The following pro forma data summarizes the results of operations for the quarters ended April 1, 2006 and April 2, 2005 as if the Easton Sports acquisition had occurred at the beginning of each period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the acquisition of Easton Sports occurred on the date indicated or what the results of operations may be in any future period.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

	Quarter ended	Quarter ended
	April 1,	April 2,
	2006	2005
Net sales	$166,546	$151,704
Net income	3,848	(1,557)
3. Restructuring and Other Infrequent Expenses
     During the first fiscal quarter of 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relate to its Team Sports segment. Substantially all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility, consisting of land and building, is currently being marketed for sale and the carrying value of $940 is included in other assets as an asset held for sale. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balance as of December 31, 2004	$—	$—	$—	$—	$—
Provision	—	567	—	181	748
Cash activity	—	(50)	—	(181)	(231)
Balance as of April 2, 2005	$—	$517	$—	$—	$517
Provision	250	(25)	46	694	965
Less: Non-cash activity	(250)	—	—	(250)	(500)
Cash activity	—	(423)	(31)	(444)	(898)
Balance as of December 31, 2005	—	69	15	—	84
Provision	57	—	—	218	275
Less: Non-cash activity	(57)	—	—	—	(57)
Cash activity	—	(63)	(9)	(218)	(290)

Balance as of April 1, 2006	$—	$6	$6	$—	$12

     The $57 pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per the Company’s policy and relate to the termination of 77 employees. As of April 1, 2006, 76 employees had been terminated. Total cash restructuring costs associated with the plan are expected to be approximately $3,000. The $12 of restructuring costs accrued at April 1, 2006 are expected to be incurred during 2006. Restructuring costs are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as restructuring and other infrequent expenses.
4. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

	April 1, 2006		December 31, 2005
	Gross
	Carrying	Accumulated	Gross Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(655)	$1,702	$(594)
Customer relationships	63,880	(10,530)	49,280	(9,262)
Patents	60,345	(5,598)	38,345	(4,638)
Licensing and other	5,900	(53)	—	—

Total	$131,827	$(16,836)	$89,327	$(14,494)

Indefinite-lived intangible assets:
Trademarks	$230,011		$101,711

     The carrying amount of goodwill changed during the quarter ended April 1, 2006, due to the acquisition of Easton Sports.

	Team	Action
	Sports	Sports	Consolidated
Balance as of April 1, 2006	$117,007	$58,033	$175,040

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis and more often if indications of impairment exist as required under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted in 2005 indicated that no reduction in the carrying amount of goodwill was required. The Company expects to perform its next impairment analysis as of October 1, 2006, and on a future interim basis if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value.
5. Long-Term Debt
     Long-term debt consisted of the following at April 1, 2006 and December 31, 2005:

	April 1,	December 31,
	2006	2005
Senior Secured Credit Facility:
Term loan facility	$335,000	$108,625
U. S. revolving credit facility	27,846	—
Canadian revolving credit facility	1,856	—
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	255	272

Total long-term debt	504,957	248,897
Less current maturities of long-term debt	33,110	1,164

Long-term debt, less current portion	$471,847	$247,733

     On March 16, 2006 (the “Closing Date”), in connection with the closing of the acquisition of Easton Sports, Inc. as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $27,846 under its new U.S. revolving loan facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to satisfy the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

thereafter terminated), to in part finance the acquisition of Easton Sports and pay related fees and expenses. The U.S. revolving credit facility and the Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
     The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated on or after June 30, 2006. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. On or after June 30, 2006, the applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate.
     Under the Credit Agreement, RBG Holdings Corp. and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility contained in the Credit Agreement. Under the terms of the Pledge and Security Agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian Pledge and Security Agreement entered into by the Canadian Borrowers, certain of the Company’s domestic subsidiaries and certain of the Company’s other Canadian subsidiaries, as well as the terms set forth in the other Canadian collateral documents, the Canadian Borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally).
     The Credit Agreement imposes limitations on the ability of the Company and its subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test and a minimum interest coverage ratio test.
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts.
     The Company’s indebtedness under its 8.375% senior subordinated notes due 2012 was not amended in connection with the acquisition of Easton Sports and otherwise remains outstanding. The Company’s $140,000 of 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
     Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries, including Bell Sports, Riddell Sports and Easton Sports.
     Cash payments for interest were $7,824 and $4,600 for the quarters ended April 1, 2006 and April 2, 2005, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At April 1, 2006, outstanding letters of credit issued under the revolving credit facility totaled $1,200.
     In connection with the refinancing on March 16, 2006, the Company expensed $1,613 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The Company also incurred bank fees of $15,225 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recorded $11,902 as new debt acquisition costs and recorded $3,323 as expense during the quarter ended April 1, 2006, for bank and other third party fees that do not qualify for capitalization.
     The Company is required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness.
6. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following at April 1, 2006 and December 31, 2005:

	April 1,	December 31,
	2006	2005
Raw materials	$26,063	$10,470
Work-in-process	4,671	463
Finished goods	114,250	44,017

Inventories, net	$144,984	$54,950

     Included in 2006 inventories is a $13,875 write-up for a purchase accounting adjustment to record inventory received in the acquisition of Easton Sports at fair value. The entire $13,875 adjustment will be charged to cost of sales during the period from March 16, 2006 to December 31, 2006.
7. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As required by SFAS 123R, the Company adopted this new accounting standard effective January 1, 2006. The Company adopted the new pronouncement under the prospective method.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

8. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The vast majority of the Easton Sports activity is reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, hockey and other team products and reconditioning services related to certain of these products. The Company’s Action Sports segment, formerly known as Individual Sports, consists of helmets, equipment and accessories for bicycling, snow sports and powersports and fitness related products. The Company evaluates segment performance primarily based on income from operations excluding variable stock compensation, restructuring expenses, amortization of intangibles, and corporate expenses. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.
     Intersegment transfers are recorded at cost and are presently minimal; there is no intercompany profit or loss on intersegment transfers. Segment results for the quarter ended April 1, 2006 and for the quarter ended April 2, 2005 are as follows:

	Team
Quarter Ended	Sports	Action Sports	Consolidated
April 1, 2006
Net sales	$45,703	$65,469	$111,172
Income from operations	4,341	6,950	11,291
Depreciation	1,342	954	2,296
Capital expenditures	452	3,268	3,720
April 2, 2005
Net sales	$28,214	$59,019	$87,233
Income from operations	2,490	7,385	9,875
Depreciation	435	845	1,280
Capital expenditures	302	459	761

	Team
	Sports	Action Sports	Consolidated
Assets
As of April 1, 2006	$602,867	$343,869	$946,736
As of December 31, 2005	158,778	321,925	480,703
     A reconciliation from the segment information to the consolidated balances for income from operations is set forth below:

	Quarter Ended
	April 1,	April 2,
	2006	2005
Segment income from operations	$11,291	$9,875
Variable stock compensation expense	(49)	(458)
Management fees	(8,250)	(750)
Corporate expenses	(1,618)	(472)
Restructuring and other infrequent expense	(275)	(748)
Amortization of intangibles	(2,341)	(2,114)

Consolidated income (loss) from operations	$(1,242)	$5,333

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

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
10. Income Taxes
     The Company recorded an income tax benefit of $5,035 for the quarter ended April 1, 2006 as compared to an expense of $74 for the quarter ended April 2, 2005. The Company’s effective tax rate was 39.4% for the quarter ended April 1, 2006 as compared to 30.5% for the quarter ended April 2, 2005. The increase in the Company’s effective tax rate versus the prior year is attributable to the implementation of a tax strategy to utilize the Company’s domestic operating losses.
11. Derivative Instruments and Hedging Activity
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) established accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of April 1, 2006, the Company had not designated any of its derivative instruments as hedges and is required to mark them to market with all market value adjustments being recorded in the consolidated statements of operations in the current period.
     The Company has a foreign subsidiary which enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. Foreign currency forward contracts in effect at April 1, 2006, for the purchase of US$8,000 aggregated notional amounts of approximately Cdn$9,818. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to other expense (income) in the accompanying consolidated statements of income. The fair value of the foreign currency exchange forward contracts at April 1, 2006 represented an additional liability of approximately $22. This amount is recorded in accrued expenses in the accompanying consolidated balance sheets.
12. Stock-Based Employee Compensation
     SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Previously, the Company accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations. The Company has adopted the provisions of SFAS No. 123(R) as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“FAS 148”). The Company calculated its SFAS 123(R) compensation expense using the Black-Scholes model with the following assumptions for 2006; risk free rate of 4.94%, per share strike price of $2.12, dividend yield of 0%, per share grant value of $2.12, volatility of 0%, and an expected life of four years.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

     The total compensation cost recognized as of April 1, 2006 was $49. The total compensation cost related to nonvested awards not yet recognized is $4,154 and is expected to be recognized as compensation expense over approximately four years.
     On March 16, 2006, Parent adopted its 2006 Equity Incentive Plan (the “Plan”), which amended and restated its 2003 Equity Incentive Plan. Units issued under the Plan vest based on both time and performance. Time vesting occurs over a four-year period, and performance vesting is based on the achievement of the Company’s performance goals for 2009 and 2010.
     In the event of a change of control of the Company, any unallocated units may be allocated at the discretion of the Board prior to such change of control to participants who are employees or officers of the Company and its Subsidiaries, in such amounts as determined by the Board after consultation with the Chief Executive Officer of the Company, and shall have a distribution threshold of zero. If a change of control occurs and a holder of units issued under the Plan continues to be an employee of the Company or one of its subsidiaries, then a portion of such units will vest in various amounts depending on the internal rate of return achieved as a result of the change of control.
13. Warranty Obligations
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
     The following is a reconciliation of the changes in the Company’s warranty liability for the quarters ended April 1, 2006 and April 2, 2005. The Beginning balance below was recorded as part of the Company’s purchase accounting for the Easton transaction.

	Quarter Ended
	April 1,	April 2,
	2006	2005
beginning balance	$2,764	$—
Warranty costs incurred during the period	(417)	—
Accruals recorded during the period	481	—

Ending balance	$2,828	$—

14. Related Party Transactions
     The Company, its subsidiaries, RBG Holdings Corp. and Parent entered into management agreements with Fenway Partners, Inc. and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is a member of Parent, pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management fee equal to the greater of $3,000 or 5% of the Company’s previous fiscal year’s EBITDA.
     Pursuant to the management agreements, the Company paid these entities $750 for each of the quarters ended April 1, 2006 and April 2, 2005, which is included in selling, general and administrative expenses in the consolidated statement of operations. Prior to the consummation of the acquisition of Easton Sports, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, Inc. (or its designee) $7,500, which payment

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

was made just prior to the consummation of the acquisition of Easton Sports. These fees paid to Fenway Partners, Inc. are included in management fees on the Condensed Consolidated Statements of Operations and Comprehensive Income.
     In addition, pursuant to such agreements, Fenway Partners, Inc., also received aggregate transaction fees of approximately $2,228 in connection with services provided by them related to the acquisition of Easton Sports and were reimbursed for out-of-pocket expenses incurred in connection with the acquisition of Easton Sports. These amount are included in the acquisition costs.
     Jas. D. Easton, Inc. is an affiliate of James Easton, a member of the board of managers of Parent, and former owner of Easton Sports. On February 1, 2006, we entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton Sports and we consummated the Easton Acquisition on March 16, 2006. Pursuant to the transaction, we paid the seller $385,000 in cash, subject to a post-closing adjustment based on a determination of closing working capital. Of such amount, approximately $10,600 was placed in escrow to satisfy certain post-closing obligations of the sellers. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify us for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneously with the closing of the Easton Acquisition, Jas. D. Easton, Inc. purchased equity in our parent pursuant to a subscription agreement described above in an aggregate amount of $25,000.
     In connection with the consummation of the Easton Acquisition, Easton Sports and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton Sports, including the Easton brand name. Pursuant to these agreements, Easton Sports has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton Sports has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with the Company’s products or services. Easton Sports has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton Sports has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Last, Easton Sports entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton Sports a license to use certain trademarks solely in connection with specific products or services.
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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton Sports. In 2005, Easton Sports paid approximately $2,600 in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities.
     On October 1, 2004, Bell Sports entered into a consulting agreement with Terry Lee, a member of the board of managers of Parent. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services relating to Bell Sports. In exchange for his services, Mr. Lee is entitled to annual compensation of $100. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until we elect not to extend the agreement.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)

     Ontario Teachers Pension Plan, a member of Parent, received aggregate transaction fees of approximately $1,472 in conjunction with services provided by them related to the acquisition of Easton Sports and were reimbursed for out-of -pocket expenses incurred in connection with the acquisition of Easton Sports. The fees paid Ontario Teachers Pension Plan were capitalized as a part of the Easton Sports acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     On March 16, 2006, pursuant to a stock purchase agreement, Riddell Bell Holdings, Inc., or Riddell Bell, acquired Easton Sports, Inc. and its subsidiaries, or Easton Sports. The transactions relating to the acquisition are more fully described in Note 2 to the condensed consolidated financial statements included elsewhere in this report. In connection with the acquisition of Easton Sports, Riddell Bell changed its name to Easton-Bell Sports, Inc. In this report, Easton-Bell Sports, Inc. and its subsidiaries are referred to as the Company.
     The Company is a leading designer, developer and marketer of branded equipment that enhances athletic performance and protection and related accessories for numerous athletic and recreational activities. The Company is comprised of two formerly independent companies, Riddell Bell and Easton Sports. Riddell Bell’s core business is designing, marketing and reconditioning football helmets and other sporting goods equipment used in football, baseball, lacrosse and other team sports, and in various individual sports such as bicycling, action sports, snow sports and powersports (including motorcycling, off-roading and snowmobiling). Riddell Bell sells to a diversified institutional customer base that includes high schools, colleges, youth leagues and professional teams and through the mass, sporting goods and specialty retail channels in the United States and Europe. Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports has a history of innovation and a reputation for producing quality products that offer material performance advantages. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors.
     The Company has two reportable segments: Team Sports and Action Sports. Team Sports primarily consists of baseball, softball, football, hockey and other team products and reconditioning services related to certain of these products. Action Sports, formerly known as Individual Sports, consists of helmets and other equipment for bicycling, snow sports, and powersports and fitness related products.
     The Company’s business is subject to seasonal fluctuation. Sales of bicycle products, baseball and softball products and accessories are driven primarily by the warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of hockey equipment are driven primarily by hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which, to a certain extent, counter the team sports seasons.
     The Company continues to plan for its long-term growth by investing in its operations management and infrastructure. The Company is in the process of implementing SAP’s Enterprise Resource Program, or ERP, an enterprise-wide software platform encompassing finance, sales and distribution and materials management. The Company expects that this enterprise software solution will enable management to better and more efficiently conduct its operations and gather, analyze and assess information across all business segments and geographic locations. However, the Company may experience difficulties in implementing ERP in its business operations or the difficulties that it may experience in operating its business under ERP could disrupt the Company’s operations, including the Company’s ability to timely ship and track product orders to customers, project inventory requirements, manage its supply chain, and otherwise adequately service its customers, which in either case could have an adverse effect on the Company’s business. The Company expects that Phase I of its ERP implementation will be fully implemented by the end of 2006 and estimates the aggregate cost of implementing Phase I to be approximately $5,000.

RESULTS OF OPERATIONS
     Net Sales
     Net sales for the first quarter of 2006 increased $23,939, or 27.4%, as compared to the first quarter of the prior year. Team Sports first quarter net sales increased 67.3% or $18,989 as compared to the first quarter of the prior year. This increase is primarily attributable to $14,943 in net sales attributable to Easton Sports. Other factors contributing to the increase in Team Sports net sales were increased helmet, reconditioning and collectable sales. Action Sports first quarter net sales increased 8.4% or $4,950 when compared to the first quarter of the prior year. Action Sports sales increased primarily due to increased sales of specialty bike products and accessories.
     The following table sets forth, for the period indicated, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations (dollars in thousands):

	Quarter Ended
	April 1,	% of	April 2,	% of	Change due to
	2006	Net Sales	2005	Net Sales	acquisition
Gross profit	$36,865	33.2%	$31,779	36.4%	$5,332
Selling, general and administrative expenses	27,241	24.5%	22,834	26.2%	2,920
Management fees	8,250	7.4%	750	0.9%	—
Restructuring and other infrequent expenses	275	0.3%	748	0.8%	—
Amortization of intangibles	2,341	2.1%	2,114	2.4%	272

Income (loss) from operations	$(1,242)	(1.1)%	$5,333	6.1%	$2,140

     Gross Profit
     For the first quarter of 2006, gross profit was $36,865 or 33.2% of net sales as compared to $31,779 or 36.4% of net sales for the first quarter of the prior year. The lower margin was, in part, attributable to the acquisition of Easton Sports. Team Sports gross profit declined 4.1 percentage points to 39.4% due to the acquisition of Easton Sports and the related write-up in inventory value. Action Sports gross profit of 30.9% of net sales declined 2.7 percentage points compared to the first quarter of the prior year primarily due to increased raw material costs and the rollout of a new brand incentive program.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $4,407 or 19.3% for the first quarter of 2006 as compared to the first quarter of the prior year. Selling, general and administrative expenses increased due to the acquisition of Easton Sports. In addition, Team Sports and Action Sports sales based commissions increased as a result of increased net sales and corporate expenses increased due to transaction related expenses and the cost of additional infrastructure investments to support the combined businesses.
     Management fees
     Management fees increased $7,500 for the first quarter of 2006 as compared to the first quarter of the prior year. The increase was due to the payment of $7,500 to Fenway Partners, Inc. prior to the consummation of the acquisition of Easton Sports to satisfy the Company’s obligation to pay any future management fees under its management agreement with Fenway Partners, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Restructuring and Other Infrequent Items
     During the first quarter of 2006, approximately $275 of expenses were incurred related to the plan for operational changes and initiatives to improve manufacturing inefficiencies. See “Restructuring and Other Infrequent Expenses” for additional information.
Amortization of Intangibles
     Amortization of intangibles increased $227 for the first quarter of 2006 as compared to the first quarter of the prior year. The increase is primarily attributable to the addition of intangible assets related to the acquisition of Easton Sports.
Interest Expense
     Interest expense was $11,481 for the first quarter 2006 or an increase of $6,391 as compared to the first quarter of the prior year. The increase was due to incremental borrowings and increased working capital needs as a result of the acquisition of Easton Sports and the expensing of $4,936 in deferred debt costs related to the Company’s senior secured credit facility. The Company’s overall weighted average cost of capital decreased compared to the prior year as a result of our recapitalization associated with the acquisition of Easton Sports.
Provision (Benefit) for Income Taxes
     The Company recorded an income tax benefit of $5,035 and an income tax provision of $74 for the first quarter of 2006 and 2005, respectively. The Company’s effective tax rate was 39.4% for the first quarter of 2006 as compared to 30.5% for the first quarter of 2005. The increase in the Company’s effective tax rate versus the prior year is attributable to the implementation of a tax strategy to utilize the Company’s domestic operating losses.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the first fiscal quarter of 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relate to the Team Sports segment. Substantially all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility, consisting of land and building, is currently being marketed for sale and the carrying value of $940 is included in other assets as an asset held for sale. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated during the first quarter of 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balance as of December 31, 2004	$—	$—	$—	$—	$—
Provision	—	567	—	181	748
Cash activity	—	(50)	—	(181)	(231)
Balance as of April 2, 2005	$—	$517	$—	$—	$517
Provision	250	(25)	46	694	965
Less: Non-cash activity	(250)	—	—	(250)	(500)
Cash activity	—	(423)	(31)	(444)	(898)
Balance as of December 31, 2005	—	69	15	—	84
Provision	57	—	—	218	275
Less: Non-cash activity	(57)	—	—	—	(57)
Cash activity	—	(63)	(9)	(218)	(290)

Balance as of April 1, 2006	$—	$6	$6	$—	$12

     The $57 pre-tax write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. The severance and employee retention costs were accrued per the Company’s policy and relate to the termination of 77 employees. As of April 1, 2006, 76 employees had been terminated. Total cash restructuring costs associated with the plan are expected to be approximately $3,000. The $12 of restructuring costs accrued at April 1, 2006 are expected to be incurred during 2006. Restructuring costs are recorded in the income statement as restructuring and other infrequent expenses.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company’s revolving credit facility.
     On March 16, 2006 (the “Closing Date”), in connection with the closing of the acquisition of Easton Sports as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $27,846 under its new U.S. revolving loan facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to in part finance the acquisition of Easton Sports and pay related fees and expenses. The U.S. revolving credit facility and the Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
     The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated on or after June 30, 2006. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. On or after June 30, 2006, the applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate.
     Under the Credit Agreement, RBG Holdings Corp. and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility contained in the Credit Agreement. Under the terms of the Pledge and Security Agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian Pledge and Security Agreement entered into by the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Canadian Borrowers, certain of the Company’s domestic subsidiaries and certain of the Company’s other Canadian subsidiaries, as well as the terms set forth in the other Canadian collateral documents, the Canadian Borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally).
     The Credit Agreement imposes limitations on the ability of the Company and its subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test and a minimum interest coverage ratio test.
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee its obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. As of April 1, 2006, outstanding letters of credit issued under the revolving credit facility totaled $1,200.
     The Company’s indebtedness under its 8.375% senior subordinated notes due 2012 was not amended in connection with the acquisition of Easton Sports and otherwise remains outstanding. The Company’s $140,000 of 8.375% senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
     Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries, including Bell Sports, Riddell Sports and Easton Sports.
     The Company’s debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 60.2% at April 1, 2006 compared to 65.0% at December 31, 2005. The decrease was primarily attributable to the additional inflow of equity from new investors related to the acquisition of Easton Sports.
     The cash generated from operating activities and the availability under the Company’s revolving credit facilities are its principal sources of liquidity. Based on the Company’s current level of operations the Company believes its cash flow from operations, available cash and available borrowings under its revolving credit facilities will be adequate to meet the Company’s liquidity needs for at least the next twelve months. The Company cannot assure you, however, that its business will generate sufficient cash flow from operations, that currently anticipated

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

cost savings and operating improvements will be realized on schedule or that future borrowings will be available to the Company under its revolving credit facilities in an amount sufficient to enable the Company to repay its indebtedness, including its senior subordinated notes, or to fund its other liquidity needs. As a result, the Company may have to request relief from its lenders on occasion with respect to financial covenant compliance. While the Company does not currently anticipate asking for any relief, it is possible that it may require relief in the future.
     Cash used in operating activities was $23,110 for the first quarter ending April 1, 2006, compared to $23,033 used in first quarter of 2005. The increase in operating cash usage is primarily the result of the acquisition of Easton Sports. The Company’s expectations are for working capital requirements to build through the third quarter, and then decline in the last quarter of the year. The Company had $227,128 in working capital as of April 1, 2006, as compared to $101,734 at December 31, 2005. Accounts receivable and inventories, combined, were $181,498 higher than at December 31, 2005. The increase is related to the normal increase in seasonal business in both segments and the acquisition of Easton Sports.
     Cash used in investing activities was $393,377 for the first quarter ending April 1, 2006, compared to $761 used in first quarter of 2005. The primary reason is due to the Company’s acquisition of Easton Sports.
     Cash provided by financing activities was $427,258 for the first quarter ending April 1, 2006, compared to $22,960 provided in first quarter of 2005. The primary reason is due to the Company’s entering into a Credit Agreement in connection with the acquisition of Easton Sports.
     The Company’s business is subject to seasonal fluctuation. Sales of bicycle products, baseball and softball products and accessories are driven primarily by warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of hockey equipment are driven primarily by hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which, to a certain extent, counter the team sports seasons.
     In addition, the Company’s working capital typically experiences a buildup in the first three quarters of the year as the Company builds inventory to meet seasonal demand and records trade receivables. During the third quarter, the Company typically begins collecting the receivables and the inventories begin to fall which drives working capital down. Working capital typically continues to fall through the end of the year.
     Capital expenditures for the first quarter of 2006 were $3,720 compared to $761 in first quarter of 2005. Capital expenditures made during 2006 were primarily related to the implementation of the Company’s new ERP system; enhancing new and existing products and for initiatives involved in the restructuring.
     From time to time, the Company reviews and will continue to review acquisition opportunities as well as changes in the capital markets. If the Company were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, the Company may supplement availability or revise the terms under its senior secured credit facility or complete public or private offerings of debt securities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

accounting policies and related judgments and estimates that affect the preparation of the consolidated financial statements is set forth in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927).
     As a result of the acquisition of Easton Sports, the Company has adopted the additional critical accounting policy:
     Derivative Instruments and Hedging Activity - One of the Company’s foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. Foreign currency forward contracts in effect at April 1, 2006, for the purchase of US$8,000 aggregated notional amounts of approximately Can$9,818. These contracts are not designated as hedges, and therefore, under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives”, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to other (income)expense in the accompanying consolidated statements of income. The fair value of the foreign currency exchange forward contracts at April 1, 2006 represented an additional liability of approximately $22. This amount is recorded in accrued expenses in the accompanying consolidated balance sheets.
     Warranty Liability — As a result of the acquisition of Easton Sports, the Company records a warranty obligation. The warranty obligation is recorded at the time of sale based on the Company’s historical experience. Prior to the acquisition of Easton Sports, the Company recorded the estimated cost of product warranties at the time revenue was recognized. The Company estimated its warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

Item 3: Quantitative and Qualitative Disclosure About Market Risk
     The Company’s revenues and expenses are denominated in U.S. dollars. However, one of the Company’s foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. As a result, the Company has exposure to currency exchange risks. The Company enters into forward exchange contracts to hedge exposures denominated in foreign currencies, but the Company does not enter into any other derivative financial instruments for trading or speculative purposes. In the future, if the Company feels its foreign currency exposure has increased, the Company may consider entering into additional hedging transactions to help mitigate that risk.
     The Company is exposed to market risk from changes in interest rates which can affect its operating results and overall financial condition. The Company’s indebtedness based on variable interest rates increased upon the completion of the Easton Sports acquisition. Assuming a 10% increase in interest rates, the Company’s net interest expense for the quarter ended April 1, 2006, would have increased by approximately $300.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision of and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2006, to ensure that information required to be disclosed in reports management files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no significant changes in the Company’s internal controls over financial reporting that occurred prior to the acquisition of Easton Sports, that have materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result of the acquisition of Easton Sports, the Company’s internal controls over financial reporting have changed.
Forward-Looking Statements and Information
     This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, including the risks outlined under “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K, will be important in determining future results.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is currently involved in various suits and claims all of which constitute ordinary, routine litigation incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.
Item 6. Exhibits
     (a) The following documents are filed as part of this Form 10-Q:

The filings referenced for
Exhibit		incorporation by reference
Number	Description of Exhibit	are:
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTON-BELL SPORTS, INC. Registrant
/s/ Mark Tripp
Mark Tripp
Dated: May 16, 2006	Chief Financial Officer (Principal Financial Officer)