Form 10-Q
period 2006-07-01
EASTON-BELL SPORTS, INC.
filed 2006-08-15
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 333-123927
EASTON-BELL SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1636283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of August 1, 2006, 100 shares of Easton-Bell Sports, Inc. were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of July 1, 2006 (unaudited) and December 31, 2005	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Quarter and Two Fiscal Quarters Ended July 1, 2006 and July 2, 2005 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended July 1, 2006 and July 2, 2005 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	26

Item 6. Exhibits	26

SIGNATURES	27

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,739	$3,632
Accounts receivable, net	202,880	87,459
Inventories, net	132,589	54,950
Deferred taxes	9,932	9,361
Other current assets	12,989	9,414

Total current assets	364,129	164,816
Property, plant and equipment, net	33,011	18,945
Intangible assets, net	341,956	176,544
Goodwill	197,274	100,003
Other assets	29,441	20,395

Total assets	$965,811	$480,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,398	$1,164
Revolving credit facility	9,500	—
Accounts payable	48,621	23,090
Accrued expenses	82,816	38,828

Total current liabilities	144,335	63,082
Long-term debt, less current portion	471,000	247,733
Deferred taxes	17,300	23,151
Other noncurrent liabilities	12,163	12,803

Total liabilities	644,798	346,769

Stockholders’ Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	332,899	144,226
Accumulated deficit	(13,706)	(10,657)
Accumulated other comprehensive income	1,820	365

Total stockholders’ equity	321,013	133,934

Total liabilities and stockholders’ equity	$965,811	$480,703

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$198,275	$103,781	$309,447	$191,014
Cost of sales	135,716	63,755	210,023	119,726

Gross profit	62,559	40,026	99,424	71,288

Selling, general and administrative expenses (exclusive of management and restructuring expenses and amortization of intangibles)	40,801	24,387	68,098	46,704
Management expenses	—	750	8,250	1,500
Restructuring expenses	269	458	544	1,206
Amortization of intangibles	3,411	2,106	5,752	4,220

Income from operations	18,078	12,325	16,780	17,658
Interest expense, net	11,225	5,592	22,706	10,682

Income (loss) before income taxes	6,853	6,733	(5,926)	6,976
Income tax expense (benefit)	2,158	3,258	(2,877)	3,332

Net income (loss)	4,695	3,475	(3,049)	3,644
Other comprehensive income (loss):
Foreign currency translation adjustment	1,640	31	1,455	(123)

Comprehensive income (loss)	$6,335	$3,506	$(1,594)	$3,521

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Two Fiscal Quarters Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(3,049)	$3,644
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,681	6,774
Amortization of deferred financing fees	1,115	946
Early extinguishment of debt	1,613	—
Variable stock compensation expense	1,540	1,391
Deferred income tax (benefit) provision	(6,422)	1,492
Write-down of property, plant and equipment	304	127
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(34,298)	(37,424)
Inventories	976	(10,427)
Other current and noncurrent assets	638	716
Accounts payable	13,167	2,176
Accrued expenses	2,525	2,620
Other current and noncurrent liabilities	(640)	(108)

Net cash used in operating activities	(12,850)	(28,073)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,073)	(2,257)
Purchase of businesses, net of cash acquired	(389,657)	—

Net cash used in investing activities	(396,730)	(2,257)

Cash flows from financing activities:
Proceeds from senior term loan	335,000	—
Proceeds from revolving credit facility	65,404	112,314
Payments on senior term loan	(109,462)	(550)
Payments on revolving credit facility	(55,904)	(82,314)
Payments on capital lease obligations	(37)	(57)
Repurchase of shares	(4,270)	—
Proceeds from capital contributions	191,403	605
Payment of debt issuance costs	(11,902)	(272)

Net cash provided by financing activities	410,232	29,726

Effect of exchange rate changes on cash and cash equivalents	1,455	(123)
Increase (decrease) in cash and cash equivalents	2,107	(727)

Cash and cash equivalents, beginning of period	3,632	1,429

Cash and cash equivalents, end of period	$5,739	$702

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
     In fiscal year 2005, the Company changed its reporting periods for operational purposes from calendar quarterly periods to 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s second quarter of fiscal year 2005 ended on July 2, and the second quarter of fiscal year 2006 ended on July 1. The Company believes that there is no material difference between the 2006 and 2005 reporting periods and that the results of both periods are comparable except for the effects of any acquisition in those periods.
2. Acquisition of Easton Sports
     On March 16, 2006 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of Easton Sports, Inc. (“Easton Sports”). The purchase price for Easton Sports, including the refinancing of Easton Sports’ existing indebtedness and transaction costs, was $405,852 in cash of which $389,657 was paid at close on March 16, 2006 and the remainder of which was paid on July 20, 2006 as a working capital adjustment. The purchase price for the acquisition of Easton Sports was funded in part by an equity investment in Easton-Bell Sports, LLC, the ultimate parent of the Company (“Parent”), proceeds from a new senior secured credit facility entered into in connection with the acquisition of Easton Sports and existing cash.
     Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors. Easton Sports’ results of operations are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) from March 16, 2006.
     In connection with the acquisition of Easton Sports, the Company, together with RBG Holdings Corp. and certain of the Company’s domestic and Canadian subsidiaries including Easton Sports, entered into a new senior secured credit facility with Wachovia Bank National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton Sports, the Company’s new term loan facility was drawn in full, together with borrowings of $22,846 under its new U.S. revolving loan facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton Sports and to pay related fees and expenses. The Company’s new U.S. revolving credit facility and Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
     In addition, prior to the consummation of the acquisition of Easton Sports, the management agreements described in Note 15 of this report were amended to remove any obligation to pay an annual management expense. In return for such amendment, the Company paid to Fenway Partners, Inc. (and its designee) $7,500, which

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
payment was made just prior to the consummation of the acquisition of Easton Sports. This amount is included in selling, general and administrative expenses.
     Lastly, in connection with the consummation of the acquisition of Easton Sports, Parent repurchased approximately $4,270 of its outstanding Class A Common and Class B Common Units, many of which were held by its executive officers and employees. In addition, Parent cancelled many of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders of such units in the same amount, but at different vesting terms such that, following the consummation of the acquisition of Easton Sports, substantially all outstanding Class B Common Units are unvested and subject to future vesting on the same terms. The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by Parent which amended and restated the 2003 Equity Incentive Plan. The 2006 Equity Incentive Plan is described in Note 13 below.
     The acquired assets and liabilities of Easton Sports consisted primarily of inventories, accounts receivable, property, plant and equipment, patents, tradenames, trademarks, customer relationships and patents for baseball, softball, hockey, cycling, and other accessories. The acquisition of Easton Sports was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has tentatively allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. The Company recorded approximately $97,271 of goodwill and approximately $170,800 of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation. The net purchase price increased in the second fiscal quarter of 2006 by $16,187 due to the working capital adjustment payable in July 2006. In addition, liabilities assumed were increased by $2,400 and property, plant and equipment was reduced by $3,639 to reflect planned restructuring of Easton Sports facilities. As a result of the above goodwill related to the Easton transaction is $97,271.
     The following table presents the preliminary allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Net purchase price including cost of the transaction	$405,852
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	37,632
Less:
Accounts receivable	81,123
Inventory	78,753
Other current assets	3,434
Property, plant and equipment	11,407
Other assets	696
Patents	22,000
Licensing agreements	4,300
Trademarks/Tradenames (indefinite-lived)	128,300
Non-compete agreement	1,600
Customer relationships	14,600

Excess of cost over net assets acquired (goodwill)	$97,271

     The purchase price allocation is tentative as the Company is still reviewing the results of third-party valuations and examining certain contingencies.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited and in thousands except as specified)
     The following pro forma data summarizes the results of operations for the two fiscal quarters ended July 1, 2006, and the fiscal quarter and two fiscal quarters ended July 2, 2005, respectively, as if the Easton Sports acquisition had occurred at the beginning of each period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the acquisition of Easton Sports occurred on the date indicated or what the results of operations may be in any future period.

	Two Fiscal	Fiscal	Two Fiscal
	Quarters	Quarter	Quarters
	ended	ended	ended
	July 1,	July 2,	July 2,
	2006	2005	2005
Net sales	$364,821	$179,846	$315,844
Net income (loss)	(8,287)	11,627	(5,057)
3. Restructuring Expenses
     During 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relate to its Team Sports segment. Substantially all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility, consisting of land and building, is currently being marketed for sale and the carrying value of $940 is included in other assets as an asset held for sale. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated in 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balance as of December 31, 2004	$—	$—	$—	$—	$—
Provision	—	567	—	181	748
Less: Non-cash activity	—	—	—	—	—
Cash activity	—	(49)	—	(181)	(230)
Balance as of April 2, 2005	$—	$518	$—	$—	$518
Provision	126	(25)	32	325	458
Less: Non-cash activity	(126)	—	—	—	(126)
Cash activity	—	(291)	(26)	(325)	(642)
Balance as of July 2, 2005	$—	$202	$6	$—	$208
Provision	125	—	13	369	507
Less: Non-cash activity	(125)	—	—	(250)	(375)
Cash activity	—	(133)	(4)	(119)	(256)
Balance as of December 31, 2005	$—	$69	$15	$—	$84
Provision	57	—	—	218	275
Less: Non-cash activity	(57)	—	—	—	(57)
Cash activity	—	(63)	(9)	(218)	(290)
Balance as of April 1, 2006	$—	$6	$6	$—	$12
Provision	92	—	—	177	269
Less: Non-cash activity	(92)	—	—	(138)	(230)
Cash activity	—	—	—	(39)	(39)

Balance as of July 1, 2006	$—	$6	$6	$—	$12

     The $149 pre-tax write-down of property, plant and equipment for the two fiscal quarters ended July 1, 2006, was primarily attributable to the rationalization of the Chicago, Illinois facility. The employee severance and retention costs were accrued per the Company’s policy and relate to the termination of 77 employees. As of July 1, 2006, 76 employees had been terminated. The $138 of non-cash facility closure costs relates to the final disposition of inventory located at the Chicago facility that has been deemed unusable in future operations. Total cash restructuring costs associated with the plan are expected to be approximately $1,457. The $12 of restructuring costs accrued at July 1, 2006 are expected to be incurred during 2006. Restructuring costs are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as restructuring expenses.
4. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	July 1, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(717)	$1,702	$(594)
Customer relationships	63,880	(11,949)	49,280	(9,262)
Patents	60,709	(7,212)	38,345	(4,638)
Licensing and other	5,900	(368)	—	—

Total	$132,191	$(20,246)	$89,327	$(14,494)

Indefinite-lived intangible assets:
Trademarks	$230,011		$101,711

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
     The carrying amount of goodwill changed during the fiscal quarter ended April 1, 2006, due to the acquisition of Easton Sports. Working capital adjustments related to the acquisition of Easton Sports impacted goodwill during the fiscal quarter ended July 1, 2006. Goodwill by segment as of July 1, 2006 is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of July 1, 2006	$139,241	$58,033	$197,274

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis and more often if indications of impairment exist as required under SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted in 2005 indicated that no reduction in the carrying amount of goodwill was required. The Company expects to perform its next impairment analysis as of October 2, 2006, and on a future interim basis if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value.
5. Long-Term Debt
     Long-term debt consisted of the following at July 1, 2006 and December 31, 2005:

	July 1,	December 31,
	2006	2005
Senior Secured Credit Facility:
Term loan facility	$334,163	$108,625
U. S. revolving credit facility	9,500	—
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	235	272

Total long-term debt	483,898	248,897
Less current maturities of long-term debt and revolver	(12,898)	(1,164)

Long-term debt, less current portion	$471,000	$247,733

     On March 16, 2006, in connection with the acquisition of Easton Sports, Inc. as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its new U.S. revolving loan facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton Sports and pay related fees and expenses. The Company’s new U.S. revolving credit facility and Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
     The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated on or after June 30, 2006. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate, based upon the Company’s leverage ratio as calculated on or after June 30, 2006.
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG Holdings Corp. and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
subsidiaries have guaranteed the obligations under the Canadian revolving credit facility contained in the Credit Agreement. Under the terms of the Pledge and Security Agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian Pledge and Security Agreement entered into by the Canadian Borrowers, certain of the Company’s domestic subsidiaries and certain of the Company’s other Canadian subsidiaries, as well as the terms set forth in the other Canadian collateral documents, the Canadian Borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally).
     The Credit Agreement imposes limitations on the ability of the Company and its subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test, and a maximum capital expenditure limit each fiscal year.
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of July 1, 2006, the Company was in compliance with all of its covenants.
     On September 30, 2004, the Company issued $140,000 of 8.375% senior subordinated notes due 2012. The Company’s indebtedness under its senior subordinated notes was not amended in connection with the acquisition of Easton Sports and otherwise remains outstanding. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
     Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries, including Bell Sports, Inc., Riddell Sports Group, Inc. and Easton Sports, Inc.
     Cash payments for interest were $6,321 and $4,700 for the fiscal quarters ended July 1, 2006 and July 2, 2005, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At July 1, 2006, outstanding letters of credit issued under the revolving credit facility totaled $2,650.
     In connection with the refinancing on the Closing Date, the Company expensed $1,613 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
Company also incurred bank fees of $15,225 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $11,902 as new debt acquisition costs and recorded $3,323 as expense during the two fiscal quarters ended July 1, 2006, for bank and other third party fees that did not qualify for capitalization. Also, the Company amortized $1,115 of debt issuance costs during the fiscal quarter ended July 1, 2006.
6. Accrued Expenses
     Accrued expenses consist of the following at July 1, 2006, and December 31, 2005:

	July 1,2006	December 31, 2005
Accrued working capital adjustment	$16,195	$—
Accrued advertising	16,122	10,437
Accrued salaries, wages, commissions and bonuses	15,320	9,224
Accrued taxes	5,105	3,386
Accrued interest expense	4,237	3,100
Accrued restructuring	2,400	84
Other	23,437	12,597

Accrued expenses	$82,816	$38,828

7. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following at July 1, 2006 and December 31, 2005:

	July 1,	December 31,
	2006	2005
Raw materials	$24,525	$10,470
Work-in-process	4,149	463
Finished goods	103,915	44,017

Inventories, net	$132,589	$54,950

     Included in 2006 inventories was a $13,875 write-up for a purchase accounting adjustment to record inventory received in the acquisition of Easton Sports at fair value. The entire $13,875 adjustment has been charged to cost of sales during the period from March 16, 2006 to July 1, 2006.
8. Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This
     Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will become effective for the Company during the first fiscal quarter of 2007. The Company is still evaluating the impact of this Interpretation, but does not expect it to have a material impact on its financial condition or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also establishes fair value as the measurement method in accounting for share-based payments to employees. As

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
required by SFAS 123(R), the Company adopted this new accounting standard effective January 1, 2006 under the prospective method.
9. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The vast majority of the Easton Sports activity is reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, hockey and other team products and reconditioning services related to certain of these products. The Company’s Action Sports segment, formerly known as Individual Sports, consists of helmets, equipment and accessories for cycling, snow sports and powersports and fitness-related products. Following the acquisition of Easton Sports, the Company’s Action Sports segment includes Easton Sports’ bike business. The Company evaluates segment performance primarily based on income from operations excluding variable stock compensation, management expenses, restructuring expenses, amortization of intangibles, and corporate expenses. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expenses, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.
     Intersegment transfers are recorded at cost and are presently minimal; there is no intercompany profit or loss on intersegment transfers. Segment results for the fiscal quarter and the two fiscal quarters ended July 1, 2006 and July 2, 2005, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
July 1, 2006
Net sales	$122,026	$76,249	$198,275
Income from operations	12,743	12,021	24,764
Depreciation	743	890	1,633
Capital expenditures	671	2,682	3,353

July 2, 2005
Net sales	$37,562	$66,219	$103,781
Income from operations	7,296	9,369	16,665
Depreciation	406	868	1,274
Capital expenditures	847	648	1,495

	Team	Action
Two Fiscal Quarters Ended	Sports	Sports	Consolidated
July 1, 2006
Net sales	$162,008	$147,439	$309,447
Income from operations	18,340	17,659	35,999
Depreciation	2,085	1,844	3,929
Capital expenditures	1,123	5,950	7,073

July 2, 2005
Net sales	$65,776	$125,238	$191,014
Income from operations	9,785	16,006	25,791
Depreciation	841	1,713	2,554
Capital expenditures	1,149	1,108	2,257

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)

	Team
	Sports	Action Sports	Consolidated
Assets
As of July 1, 2006	$584,346	$381,465	$965,811
As of December 31, 2005	158,778	321,925	480,703
     A reconciliation from the segment information to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Segment income from operations	$24,764	$16,665	$35,999	$25,791
Variable stock compensation expense	(1,491)	(932)	(1,540)	(1,391)
Management expenses	—	(750)	(8,250)	(1,500)
Corporate expenses	(1,515)	(94)	(3,133)	184

Restructuring expenses	(269)	(458)	(544)	(1,206)
Amortization of intangibles	(3,411)	(2,106)	(5,752)	(4,220)

Consolidated income from operations	$18,078	$12,325	$16,780	$17,658

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
11. Income Taxes
     The Company recorded an income tax expense of $2,158 and $3,258 for the fiscal quarters ended July 1, 2006, and July 2, 2005, respectively. The Company’s effective tax rate was 31.5% for the second fiscal quarter of 2006 as compared to 48.4% for the second fiscal quarter of 2005. The income tax expense in the quarter ended July 1, 2006 includes a deferred tax benefit of $108 for a change in the Texas franchise tax statutes. For both the fiscal quarters ended July 1, 2006, and July 2, 2005 the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense. For the first two fiscal quarters ended July 1, 2006, and July 2, 2005, the Company recorded an income tax benefit of $2,877, and an income tax provision of $3,332, respectively. The Company’s effective tax rate was 48.6% for the first two fiscal quarters of 2006 as compared to 47.8% for the first two fiscal quarters of 2005.
12. Derivative Instruments and Hedging Activity
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” established accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of July 1, 2006, the Company had not designated any of its derivative instruments as hedges and is required to mark them to market with all market value adjustments being recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the current period.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
     The Company has a foreign subsidiary which enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. Foreign currency forward contracts in effect at July 1, 2006, for the purchase of US$5,500 aggregated notional amounts of approximately Cdn$6,133. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the foreign currency exchange forward contracts at July 1, 2006, represented a liability of approximately $93. This amount is recorded in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of July 1, 2006, the Company had approximately 56% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. The Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. Additional interest expense of $8 related to the interest rate cap was recorded in the fiscal quarter ended July 1, 2006.
13. Stock-Based Employee Compensation
     SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair-value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Previously, the Company accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company has adopted the provisions of SFAS No. 123(R) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. The Company calculated its SFAS 123(R) compensation expense using the Black-Scholes model with the following assumptions for 2006; risk free rate of 4.94%, per share strike price of $2.14, dividend yield of 0%, per share grant value of $2.14, volatility of 46% based upon a peer group of companies given no historical data for the Company’s own stock, and an expected life of four years.
     On March 16, 2006, Parent adopted its 2006 Equity Incentive Plan (the “Plan”), which amended and restated its 2003 Equity Incentive Plan. Stock Appreciation Rights Units (“SAR Units”) issued under the Plan vest based on both time and performance. Time vesting occurs over a four-year period, and performance vesting is based on the achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the SAR Units, whether subject to time or performance vesting, become vested in connection with an initial public offering. If a change of control occurs and a holder of SAR Units issued under the Plan continues to be an employee of the Company or one of its subsidiaries, then a portion of the SAR Units subject to performance vesting will vest in various amounts depending on the internal rate of return achieved as a result of the change of control.
     The Company recognized the following share-based compensation expense for its SAR Units during the fiscal quarter and two fiscal quarters ended July 1, 2006:

	Fiscal Quarter	Two Fiscal
	Ended July 1,	Quarters Ended
	2006	July 1, 2006

Selling, general and administrative expenses	$1,491	$1,540
Income tax benefit	(470)	(748)

Share based compensation expense, net of taxes	$1,021	$792

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
     As of July 1, 2006, there was $9,902 of total unrecognized compensation costs related to the SAR Units based compensation granted under the Plan. This cost is expected to be amortized over a weighted average service period of approximately 3.5 years. The total SAR Units available for awards are 38,381,984.
     Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations and provided pro forma net income disclosures for employee stock grants made as if the minimum-value based method defined in SFAS No. 123 had been applied.
     The following table illustrates the effect on net income after taxes as if the Company had applied the minimum-value based method as defined in SFAS No. 123(R) to SAR Unit based compensation during the fiscal quarter and two fiscal quarters ended July 2, 2005:

	Fiscal Quarter	Two Fiscal
	Ended July 2,	Quarters Ended
	2005	July 2, 2005

Net income, as reported	$3,475	$3,644
SAR Unit based compensation expense	932	1,391
Pro forma SAR Unit based compensation expense, net of taxes	(105)	(212)

Pro forma net income	$4,302	$4,823

     The Company’s SAR Unit activity for the two fiscal quarters ended July 1, 2006 under the Plan is as follows:

		Weighted
	Outstanding	Average Strike
	SAR Units	Price

Outstanding at December 31, 2005	20,233,229	$1.3593
Granted	900,000	$2.1419
Forfeited	(211,400)	$1.4717
Redeemed	(4,987,176)	$1.4066
Outstanding at March 16, 2006	15,934,653	$1.3872
Granted	14,790,282	$2.1419
Forfeited	—	$—
Redeemed	—	$—

Outstanding at July 1, 2006	30,724,935	$1.7505

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
     The Company adopted SFAS No. 123(R) effective January 1, 2006. A summary of the status of the Company’s non-vested SAR Units issued post SFAS 123(R) implementation, as of July 1, 2006, and changes for the period ended July 1, 2006, is presented below:

		Weighted
		Average Grant
	SAR Units	Date Fair Value

Non-vested at December 31, 2005	14,913,406	$1.3488
Granted	900,000	$2.1419
Forfeited	(211,400)	$1.4717
Vested	—	$—
Non-vested at March 16, 2006	15,602,006	$1.3928

		Weighted
		Average Grant
	SAR Units	Date Fair Value

Granted	14,790,282	$2.1419
Forfeited	—	$—
Vested	(123,406)	$1.0000

Non-vested at July 1, 2006	30,268,882	$1.7605

14. Warranty Obligations
     The Company records a warranty obligation at the time of sale based on the Company’s historical experience. The Company estimated its warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.
     The following is a reconciliation of the changes in the Company’s warranty liability for the fiscal quarters ended July 1, 2006 and July 2, 2005. The increase in the warranty liability from the prior period is primarily related to the acquisition of Easton Sports.

	Two Fiscal Quarters Ended
	July 1,	July 2,
	2006	2005
Beginning of period	$3,047	$283
Warranty costs incurred during the period	(1,816)	(182)
Accruals recorded during the period	1,954	182

End of period	$3,185	$283

15. Related Party Transactions
     The Company, its subsidiaries, RBG Holdings Corp. and Parent entered into management agreements with Fenway Partners, Inc. and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is an affiliate of Parent, pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management expense equal to the greater of $3,000 or 5% of the Company’s previous fiscal year’s EBITDA.
     Pursuant to the management agreements, the Company paid these entities $750 for the fiscal quarter ended April 1, 2006 and $1,500 for the two fiscal quarters ended July 2, 2005, which is included in management expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the consummation of the acquisition of Easton Sports, the management agreements were amended to remove any obligation to pay an annual management expense. In return for such amendment, the Company agreed to pay Fenway Partners, Inc. (and its designee) $7,500, which payment was made just prior to the consummation of the acquisition of Easton Sports. These expenses paid to Fenway Partners, Inc. are also included in management expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
     In addition, pursuant to such agreements, Fenway Partners, Inc., also received reimbursement of out of pocket expenses of approximately $2,228 in connection with expenses incurred by them related to the acquisition of Easton Sports and were reimbursed for out-of-pocket expenses incurred in connection with the acquisition of Easton Sports. These amounts are included in the acquisition costs.
     Jas. D. Easton, Inc. is an affiliate of James L. Easton, a member of the Board of Managers of Parent, and former owner of Easton Sports. On February 1, 2006, the Company entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton Sports, and the Company consummated the acquisition of Easton Sports on March 16, 2006. Pursuant to the transaction, the Company paid the seller $385,000 in cash. Approximately $11,550 was placed in escrow to satisfy certain post-closing obligations of the sellers. In addition, a post-closing

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited and in thousands except as specified)
adjustment of $16,195 based on the determination of closing working capital will be paid in July 2006. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify the Company for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneous with the closing of the acquisition of Easton Sports, Jas. D. Easton, Inc. purchased equity in Parent pursuant to a subscription agreement in an aggregate amount of $25,000.
     In connection with the acquisition of Easton Sports, Easton Sports and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton Sports, including the Easton brand name. Pursuant to these agreements, Easton Sports has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton Sports has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with the Company’s products or services. Easton Sports has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton Sports has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Lastly, Easton Sports entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton Sports a license to use certain trademarks solely in connection with specific products or services.
     The Company has entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which the Company is to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (i) March 16, 2016, (ii) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (iii) the effectiveness of any registered public offering by Easton Technical Products, Inc. and (iv) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton Sports. In 2005, Easton Sports paid approximately $2,600 in rent pursuant to such affiliate leases. In the first two fiscal quarters of 2006, Easton Sports paid approximately $1,361 in rent pursuant to such affiliate leases. The Company believes the rents payable pursuant to such leases are consistent with the market rents for similar facilities.
     On October 1, 2004, Bell Sports entered into a consulting agreement with Terry Lee, a member of the Board of Managers of Parent. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide the Company and its affiliates with certain consulting services relating to Bell Sports. In exchange for his services, Mr. Lee is entitled to annual compensation of $100. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until the Company elects not to extend the agreement.
     The Ontario Teachers Pension Plan Board, a member of Parent, received reimbursement of out of pocket expenses of approximately $1,472 in conjunction with expenses incurred by them related to the acquisition of Easton Sports and were reimbursed for out-of -pocket expenses incurred in connection with the acquisition of Easton Sports. These fees were capitalized as a part of the Easton Sports acquisition costs.

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
     The Company is a leading designer, developer and marketer of branded equipment that enhances athletic performance and protection and related accessories for numerous athletic and recreational activities. The Company is comprised of two formerly independent companies, Riddell Bell and Easton Sports. Riddell Bell’s core business is designing, marketing and reconditioning football helmets and other sporting goods equipment used in football, baseball, lacrosse and other team sports, and in various individual sports such as cycling, action sports, snow sports and powersports (including motorcycling, off-roading and snowmobiling). Riddell Bell sells to a diversified institutional customer base that includes high schools, colleges, youth leagues and professional teams and through the mass, sporting goods and specialty retail channels in the North America and Europe. Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports has a history of innovation and a reputation for providing quality products that offer material performance advantages. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors.
     The Company has two reportable segments: Team Sports and Action Sports. Team Sports primarily consists of baseball, softball, football, hockey and other team products and reconditioning services related to certain of these products. Action Sports, formerly known as Individual Sports, consists of helmets and other equipment for cycling, snow sports, and powersports and fitness-related products.
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
     In addition, the Company’s working capital typically experiences a buildup in the first three fiscal quarters of the year as the Company builds inventory to meet seasonal demand and records trade receivables. During the third fiscal quarter, the Company typically begins collecting the receivables and the inventories begin to fall which drives working capital down. Working capital typically continues to fall through the end of the year.
     The Company continues to plan for its long-term growth by investing in its operations management and infrastructure. The Company is in the process of implementing SAP’s Enterprise Resource Program, or ERP, an enterprise-wide software platform encompassing finance, sales and distribution and materials management. The Company expects that this enterprise software solution will enable management to better and more efficiently conduct its operations and gather, analyze and assess information across all business segments and geographic locations. However, the Company may experience difficulties in implementing ERP in its business operations or the difficulties that it may experience in operating its business under ERP could disrupt the Company’s operations, including the Company’s ability to timely ship and track product orders to customers, project inventory requirements, manage its supply chain, and otherwise adequately service its customers, which in either case could have an adverse effect on the Company’s business. The Company expects that Phase I of its ERP implementation will be fully implemented by the end of 2006 and estimates the aggregate cost of implementing Phase I to be approximately $5,000 and the majority of these costs are expected to be capitalized and amortized over a five-year life. Phase I will convert the Action Sports and a portion of the Team Sports systems to SAP.

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
RESULTS OF OPERATIONS
Net Sales
     Net sales for the second fiscal quarter of 2006 increased $94,494, or 91.1%, as compared to the second fiscal quarter of the prior year. This increase is primarily attributable to $86,487 in net sales attributable to Easton Sports. Team Sports net sales increased $84,464, or 224.9% as compared to the prior year. In addition to the acquisition of Easton Sports, other factors contributing to the increase in Team Sports net sales included increased football helmet, reconditioning and clothing sales. Action Sports net sales increased $10,030, or 15.1% when compared to the prior year. Action Sports sales increased primarily due to the addition of Easton Sports’ bike business and increased sales of helmets and fitness equipment. Net sales for the two fiscal quarters of 2006 increased $118,433, or 62.0%, as compared to the two fiscal quarters of 2005. This increase is primarily attributable to $101,430 in net sales attributable to Easton Sports. Team Sports net sales increased $96,232, or 146.3% as compared to the prior year. In addition to the acquisition of Easton Sports, other factors contributing to the increase in Team Sports net sales were primarily due to increased football helmets, reconditioning and clothing sales. Action Sports net sales increased $22,201 or 17.7% when compared to the prior year. Action Sports sales increased primarily due to the addition of Easton Sports’ bike business and increased sales of helmets and fitness equipment.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (dollars in thousands):

					Change Due to
	Fiscal Quarter Ended		Change		Acquisition
	July 1,	July 2,
	2006	2005	$	%	$	%
Net sales for the quarter ended	$198,275	$103,781	$94,494	91.1%	$86,487	91.5%
Net sales for the two quarters ended	$309,447	$191,014	$118,433	62.0%	$101,430	85.6%

	Fiscal Quarter Ended
					Change due
	July 1,	% of	July 2,	% of	to
	2006	Net Sales	2005	Net Sales	acquisition
Gross profit	$62,559	31.5%	$40,026	38.6%	$17,972
Selling, general and administrative expenses	40,801	20.6%	24,387	23.5%	13,725
Management expenses	—	0.0%	750	0.7%	—
Restructuring and other infrequent expenses	269	0.1%	458	0.5%	—
Amortization of intangibles	3,411	1.7%	2,106	2.0%	1,225

Income from operations	$18,078	9.1%	$12,325	11.9%	$3,022

	Two Fiscal Quarters Ended
					Change due
	July 1,	% of	July 2,	% of	to
	2006	Net Sales	2005	Net Sales	acquisition
Gross profit	$99,424	32.1%	$71,288	37.3%	$23,304
Selling, general and administrative expenses	68,098	22.0%	46,704	24.5%	16,645
Management expenses	8,250	2.7%	1,500	0.8%	—
Restructuring and other infrequent expenses	544	0.2%	1,206	0.6%	—
Amortization of intangibles	5,752	1.8%	4,220	2.2%	1,497

Income from operations	$16,780	5.4%	$17,658	9.2%	$5,162

Gross Profit
     For the second fiscal quarter of 2006, gross profit was $62,559, or 31.5% of net sales as compared to $40,026, or 38.6% of net sales for the second fiscal quarter of the prior year. Team Sports gross profit decreased 19.1 percentage points to 29.2% primarily due to the acquisition of Easton Sports. For the second fiscal quarter Easton Sports gross margin was decreased $11,641 due to expensing the inventory write up resulting from purchase accounting. Action Sports gross profit of 35.3% of net sales increased 2.3 percentage points compared to the prior year primarily due to increased sales in helmets and accessories, partially offset by higher material costs. For the first two fiscal quarters of 2006, gross profit was $99,424, or 32.1% of net sales as compared to $71,288, or 37.3% of net sales for the first two fiscal quarters of the prior year. The lower margin was, in part, attributable to the acquisition of Easton Sports. For the first two fiscal quarters Easton Sports gross margin was decreased $13,875 due to expensing the inventory write up resulting form purchase accounting. Team Sports gross profit decreased 12.6 percentage points to 32.4% primarily due to the acquisition of Easton Sports. Action Sports gross profit of 31.8% of net sales declined 1.5 percentage points compared to the second fiscal quarter of the prior year primarily due to higher raw materials costs and a change in product mix.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $16,414 or 67.3% for the second fiscal quarter of 2006 as compared to the second fiscal quarter of the prior year. For the first two fiscal quarters of 2006, selling, general and administrative expenses increased $21,394, or 45.8%, as compared to the first two fiscal quarters of 2005. Selling, general and administrative expenses increased due to the acquisition of Easton Sports. In addition, Team Sports and Action Sports sales based commissions increased as a result of increased net sales and corporate

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
expenses increased due to transaction related expenses and the cost of additional infrastructure investments to support the combined businesses.
Management expenses
     Management expenses decreased $750 for the second fiscal quarter of 2006 as compared to the second fiscal quarter of the prior year. Management expenses increased $6,750 for the two fiscal quarters of 2006 as compared to the prior year. The increase was due to the payment of $7,500 to Fenway Partners, Inc. (and its designee) prior to the consummation of the acquisition of Easton Sports to satisfy the Company’s obligation to pay any future management expenses under its management agreements with Fenway Partners, Inc. and Fenway Partners Resources, Inc.
Restructuring expenses
     Restructuring expenses decreased $189 for the second fiscal quarter of 2006 as compared to the second fiscal quarter of the prior year. Restructuring expenses decreased $662 for the first two fiscal quarters of 2006 as compared to the first two fiscal quarters of 2005. This is due to a decrease in the expenses incurred that were related to the plan for operational changes and initiatives to improve manufacturing efficiencies. See “Restructuring and Other Infrequent Expenses” for additional information.
Amortization of Intangibles
     Amortization of intangibles increased $1,305, or 62.0%, for the second fiscal quarter of 2006 as compared to the second fiscal quarter of the prior year. For the first two fiscal quarters of 2006, amortization of intangibles increased $1,532, or 36.3%, as compared to the first two fiscal quarters of 2005. The increase is primarily attributable to the addition of intangible assets related to the acquisition of Easton Sports.
Interest Expense
     Interest expense was $11,225 for the second fiscal quarter of 2006, or an increase of $5,633 as compared to the second fiscal quarter of the prior year. For the first two fiscal quarters of 2006, interest expense was $22,706, or an increase of $12,024 as compared to the first two fiscal quarters of 2005. The increase was due to incremental borrowings and increased working capital needs as a result of the acquisition of Easton Sports, the expensing of deferred debt costs related to the refinancing of the Company’s senior secured credit facility and the amortization of deferred debt issuance costs. The Company’s interest expense as a percentage of total debt outstanding for the two fiscal quarters of 2006 increased compared to the prior year as a result of an increase in LIBOR.
Provision (Benefit) for Income Taxes
     The Company recorded an income tax expense of $2,158 and $3,258 for the fiscal quarters ended July 1, 2006, and July 2, 2005, respectively. The Company’s effective tax rate was 31.5% for the second fiscal quarter of 2006 as compared to 48.4% for the second fiscal quarter of 2005. The income tax expense in the quarter ended July 1, 2006 includes a deferred tax benefit of $108 for a change in the Texas franchise tax statutes. For both the fiscal quarters ended July 1, 2006, and July 2, 2005 the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense. For the first two fiscal quarters ended July 1, 2006, and July 2, 2005, the Company recorded an income tax benefit of $2,877, and an income tax provision of $3,332, respectively. The Company’s effective tax rate was 48.6% for the first two fiscal quarters of 2006 as compared to 47.8% for the first two fiscal quarters of 2005.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois,

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
which relate to the Team Sports segment. Substantially all manufacturing at the Chicago location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago facility, consisting of land and building, is currently being marketed for sale and the carrying value of $940 is included in other assets as an asset held for sale. The closure of this facility is consistent with the Company’s strategy to leverage economies of scale within its operating facilities. The following table summarizes the components of the restructuring initiated in 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balance as of December 31, 2004	$—	$—	$—	$—	$—
Provision	—	567	—	181	748
Less: Non-cash activity	—	—	—	—	—
Cash activity	—	(49)	—	(181)	(230)
Balance as of April 2, 2005	$—	$518	$—	$—	$518
Provision	126	(25)	32	325	458
Less: Non-cash activity	(126)	—	—	—	(126)
Cash activity	—	(291)	(26)	(325)	(642)
Balance as of July 2, 2005	$—	$202	$6	$—	$208
Provision	125	—	13	369	507
Less: Non-cash activity	(125)	—	—	(250)	(375)
Cash activity	—	(133)	(4)	(119)	(256)
Balance as of December 31, 2005	$—	$69	$15	$—	$84
Provision	57	—	—	218	275
Less: Non-cash activity	(57)	—	—	—	(57)
Cash activity	—	(63)	(9)	(218)	(290)
Balance as of April 1, 2006	$—	$6	$6	$—	$12
Provision	92	—	—	177	269
Less: Non-cash activity	(92)	—	—	(138)	(230)
Cash activity	—	—	—	(39)	(39)

Balance as of July 1, 2006	$—	$6	$6	$—	$12

     The $149 pre-tax write-down of property, plant and equipment for the two fiscal quarters ended July 1, 2006, was primarily attributable to the rationalization of the Chicago, Illinois facility. The employee severance and retention costs were accrued per the Company’s policy and relate to the termination of 77 employees. As of July 1, 2006, 76 employees had been terminated. The $138 of non-cash facility closure costs relates to the final disposition of inventory located at the Chicago facility that has been deemed unusable in future operations. Total cash restructuring costs associated with the plan are expected to be approximately $1,457. The $12 of restructuring costs accrued at July 1, 2006 are expected to be incurred during 2006. Restructuring costs are recorded in the income statement as restructuring expenses.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company’s revolving credit facility.
     On March 16, 2006, in connection with the acquisition of Easton Sports as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Closing Date, together with borrowings of $22,846 under its new U.S. revolving loan facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to in part finance the acquisition of Easton Sports and pay related fees and expenses. The U.S. revolving credit facility and the Canadian revolving credit facility are available to provide financing for working capital and general corporate purposes.
     The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated on or after June 30, 2006. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. On or after June 30, 2006, the applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate, based upon the Company’s leverage ratio as calculated on or after June 30, 2006.
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG Holdings Corp. and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility contained in the Credit Agreement. Under the terms of the Pledge and Security Agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian Pledge and Security Agreement entered into by the Canadian Borrowers, certain of the Company’s domestic subsidiaries and certain of the Company’s other Canadian subsidiaries, as well as the terms set forth in the other Canadian collateral documents, the Canadian Borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally).
     The Credit Agreement imposes limitations on the ability of the Company and its subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test, and a maximum capital expenditure limit each fiscal year.
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of July 1, 2006, the Company was in compliance with all of its covenants.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee its obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. As of July 1, 2006, outstanding letters of credit issued under the revolving credit facility totaled $2,650.
     On September 30, 2004, the Company issued $140,000 of 8.375% senior subordinated notes due 2012. The Company’s indebtedness under its senior subordinated notes was not amended in connection with the acquisition of Easton Sports and otherwise remains outstanding. The senior subordinated notes are general unsecured

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
     Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries, including Bell Sports, Inc., Riddell Sports Group, Inc. and Easton Sports, Inc.
     The Company’s debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 60.1% at July 1, 2006 compared to 65.0% at December 31, 2005. The decrease was primarily attributable to the additional inflow of equity from new investors related to the acquisition of Easton Sports.
     The cash generated from operating activities and the availability under the Company’s revolving credit facilities are its principal sources of liquidity. Based on the Company’s current level of operations the Management believes its cash flow from operations, available cash and available borrowings under its revolving credit facilities will be adequate to meet the Company’s liquidity needs for at least the next twelve months. The Company cannot assure you, however, that its business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to the Company under its revolving credit facilities in an amount sufficient to enable the Company to repay its indebtedness, including its senior subordinated notes, or to fund its other liquidity needs. As a result, the Company may have to request relief from its lenders on occasion with respect to financial covenant compliance. While the Company does not currently anticipate asking for any relief, it is possible that it may require relief in the future.
     Cash used in operating activities was $12,850 for the first two fiscal quarters ending July 1, 2006, compared to $28,073 used in the first two fiscal quarters ending July 2, 2005. The decrease in operating cash usage is primarily the result of increased working capital efficiency. The Company’s expectations are for working capital requirements to build through the third fiscal quarter, and then decline in the last fiscal quarter of the year. The Company had $219,794 in working capital as of July 1, 2006, as compared to $101,734 at December 31, 2005.
     Accounts receivable and inventories, combined, were $193,060 higher than at December 31, 2005. The increase is related to the normal increase in seasonal business in both segments and the acquisition of Easton Sports.
     Cash used in investing activities was $396,730 for the first two fiscal quarters ending July 1, 2006, compared to $2,257 used in the first two fiscal quarters ending July 2, 2005. The primary reason is due to the Company’s acquisition of Easton Sports.
     Cash provided by financing activities was $410,232 for the first two fiscal quarters ending July 1, 2006, compared to $29,726 provided in the first two fiscal quarters ending July 2, 2005. The primary reason is due to the Company’s entering into a new senior secured credit facility in connection with the acquisition of Easton Sports.
     Capital expenditures for the two fiscal quarters of 2006 were $7,073 compared to $2,257 for the two fiscal quarters of 2005. Capital expenditures made during 2006 were primarily related to the implementation of the Company’s new ERP system, enhancing new and existing products and for initiatives involved in the restructuring.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the consolidated financial statements is set forth in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927).
     As a result of the acquisition of Easton Sports, the Company has adopted the additional critical accounting policies:
     Derivative Instruments and Hedging Activity - One of the Company’s foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. Foreign currency forward contracts in effect at July 1, 2006, for the purchase of US$5,500 aggregated notional amounts of approximately Can$6,133. These contracts are not designated as hedges, and therefore, under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives”, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the foreign currency exchange forward contracts at July 1, 2006 represented an additional liability of approximately $93. This amount is recorded in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of July 1, 2006, the Company had approximately 56% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. The Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. Additional interest expense of $8 related to the interest rate cap was recorded in the fiscal quarter ended July 1, 2006.
     Warranty Liability - The Company records a warranty obligation. The warranty obligation is recorded at the time of sale based on the Company’s historical experience. The Company estimated its warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

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
     The Company is exposed to market risk from changes in interest rates which can affect its operating results and overall financial condition. The Company’s indebtedness based on variable interest rates increased upon the completion of the Easton Sports acquisition. Assuming a 10% increase in interest rates, the Company’s net interest expense for the fiscal quarter ended July 1, 2006, would have increased by approximately $909.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of July 1, 2006, the Company had approximately 56% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. The Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. Additional interest expense of $8 related to the interest rate cap was recorded in the fiscal quarter ended July 1, 2006.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision of and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2006.
Changes in Internal Control Over Financial Reporting
     There were no significant changes in the Company’s internal controls over financial reporting that occurred prior to the acquisition of Easton Sports, that have materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result of the acquisition of Easton Sports and in connection with the integration of Easton Sports into the Company, the Company’s internal control over financial reporting has changed to reflect such acquisition. Changes include additional month-end close analysis of the Company’s combined financial statements and supporting ledgers. The Company is in the process of evaluating Easton Sports’ internal control over financial reporting. At this time, the Company does not believe that any material internal control issues exist.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is currently involved in various suits and claims all of which constitute ordinary, routine litigation incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Information” in this report.
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

EASTON-BELL SPORTS, INC.
Registrant

Dated: August 15, 2006	/s/ Anthony M. Palma

Anthony M. Palma
Chief Executive Officer

Dated: August 15, 2006	/s/ Mark Tripp

Mark Tripp
Chief Financial Officer
(Principal Financial Officer)