Form 10-Q
period 2006-09-30
EASTON-BELL SPORTS, INC.
filed 2006-11-14
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
As of November 1, 2006, 100 shares of Easton-Bell Sports, Inc. were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1
Condensed Consolidated Statements of Operations and Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended September 30, 2006 (unaudited) and October 1, 2005 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended September 30, 2006 (unaudited) and October 1, 2005 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 6. Exhibits	24
SIGNATURES	25
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,929	$3,632
Accounts receivable, net	208,120	87,459
Inventories, net	123,078	54,950
Deferred taxes	9,932	9,361
Other current assets	11,788	9,414

Total current assets	361,847	164,816
Property, plant and equipment, net	33,837	18,945
Intangible assets, net	338,545	176,544
Goodwill	198,575	100,003
Other assets	28,328	20,395

Total assets	$961,132	$480,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,397	$1,164
Revolving credit facility	19,500	—
Accounts payable	43,829	23,090
Accrued expenses	66,427	38,828

Total current liabilities	133,153	63,082
Long-term debt, less current portion	470,151	247,733
Deferred taxes	17,300	23,151
Other noncurrent liabilities	12,939	12,803

Total liabilities	633,543	346,769
Stockholders’ Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	333,698	144,226
Accumulated deficit	(7,977)	(10,657)
Accumulated other comprehensive income	1,868	365

Total stockholders’ equity	327,589	133,934

Total liabilities and stockholders’ equity	$961,132	$480,703

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited and in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$186,485	$102,947	$495,932	$293,961
Cost of sales	118,059	65,493	328,082	185,219

Gross profit	68,426	37,454	167,850	108,742
Selling, general and administrative expenses (exclusive of management and restructuring expenses and amortization of intangibles)	42,916	23,742	111,014	70,445
Management expenses	—	623	8,250	2,123
Restructuring expenses	81	26	625	1,233
Amortization of intangibles	3,410	2,170	9,162	6,390

Income from operations	22,019	10,893	38,799	28,551
Interest expense, net	10,617	5,657	33,323	16,339

Income before income taxes	11,402	5,236	5,476	12,212
Income tax expense	5,673	2,806	2,796	6,138

Net income	5,729	2,430	2,680	6,074
Other comprehensive income:
Foreign currency translation adjustment	48	291	1,503	168

Comprehensive income	$5,777	$2,721	$4,183	$6,242

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Fiscal Quarters Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$2,680	$6,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,381	10,318
Amortization of deferred financing fees	2,718	1,415
Early extinguishment of debt	1,613	—
Variable stock compensation expense	2,289	2,742
Deferred income tax (benefit) provision	(6,422)	4,260
Write-down of property, plant and equipment	564	127
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(39,538)	(27,514)
Inventories	10,625	(4,260)
Other current and noncurrent assets	1,030	2,358
Accounts payable	8,375	1,042
Accrued expenses	1,031	2,564
Other current and noncurrent liabilities	136	(611)

Net cash provided by (used in) operating activities	482	(1,485)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,268)	(3,826)
Adjustment to goodwill	—	(145)
Purchase of businesses, net of cash acquired	(405,852)	—

Net cash used in investing activities	(416,120)	(3,971)

Cash flows from financing activities:
Proceeds from senior term loan	335,000	—
Proceeds from revolving credit facility	85,004	131,539
Payments on senior term loan	(110,300)	(825)
Payments on revolving credit facility	(65,504)	(124,539)
Payments on capital lease obligations	(49)	(78)
Repurchase of shares	(4,270)	—
Proceeds from capital contributions	191,453	605
Payment of debt issuance costs	(11,902)	(419)

Net cash provided by financing activities	419,432	6,283

Effect of exchange rate changes on cash and cash equivalents	1,503	168
Increase in cash and cash equivalents	5,297	995

Cash and cash equivalents, beginning of period	3,632	1,429

Cash and cash equivalents, end of period	$8,929	$2,424

See accompanying notes to condensed consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands except as specified)
1. Basis of Presentation
     The condensed consolidated financial statements of Easton-Bell Sports, Inc. and subsidiaries (the “Company”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Easton-Bell Sports, Inc. is a subsidiary of RBG Holdings Corp. (“RBG”) which is a subsidiary of Easton-Bell Sports, LLC, the ultimate parent company (“the Parent”), and has subsidiaries Riddell Sports Group, Inc., Bell Sports Corp., and Easton Sports, Inc. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927) for the year ended December 31, 2005. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     In fiscal year 2005, the Company changed its reporting periods for operational purposes from calendar quarterly periods to 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s third quarter of fiscal year 2005 ended on October 1, and the third quarter of fiscal year 2006 ended on September 30. The Company believes that there is no material difference between the 2006 and 2005 reporting periods and that the results of both periods are comparable except for the effects of any acquisition in those periods.
2. Acquisition of Easton Sports
     On March 16, 2006 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of Easton Sports, Inc. (“Easton Sports”). The purchase price for Easton Sports, including the refinancing of Easton Sports’ existing indebtedness and transaction costs, was $405,852 in cash of which $389,657 was paid at close on March 16, 2006 and $16,195 was paid on July 20, 2006 as a working capital adjustment. The purchase price for the acquisition of Easton Sports was funded, in part, by an equity investment in Easton-Bell Sports, LLC, proceeds from a new senior secured credit facility entered into in connection with the acquisition of Easton Sports and existing cash.
     Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors. Easton Sports’ results of operations are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income from March 16, 2006.
     In connection with the acquisition of Easton Sports, the Company, together with RBG and certain of the Company’s domestic and Canadian subsidiaries including Easton Sports, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton Sports, the Company’s new term loan facility was drawn in full, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton Sports and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes.
     In addition, prior to the consummation of the acquisition of Easton Sports, the management agreements described in Note 15 of this report were amended to remove any obligation to pay an annual management expense. In return for such amendment, the Company paid to Fenway Partners, Inc. (and its designee) $7,500, which payment was made just prior to the consummation of the acquisition of Easton Sports. This amount is included in management expenses.
     Lastly, in connection with the consummation of the acquisition of Easton Sports, the Parent repurchased approximately $4,270 of its outstanding Class A Common and Class B Common Units, many of which were held by its executive officers and employees of

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
Easton-Bell Sports, Inc. In addition, the Parent cancelled many of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders of such units in the same amount, but at different vesting terms such that, following the consummation of the acquisition of Easton Sports, substantially all outstanding Class B Common Units are unvested and subject to future vesting on the same terms. The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by the Parent which amended and restated the 2003 Equity Incentive Plan. The 2006 Equity Incentive Plan is described in Note 13 herein below.
     The acquired assets and liabilities of Easton Sports consisted primarily of inventories, accounts receivable, property, plant and equipment, tradenames, trademarks, customer relationships and patents for baseball, softball, hockey, cycling, and other accessories. The acquisition of Easton Sports was accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and accordingly, the Company has tentatively allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. The Company recorded approximately $98,572 of goodwill and approximately $170,800 of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation. The net purchase price increased in the second fiscal quarter of 2006 by $16,195 due to the working capital adjustment paid in July 2006. In addition, liabilities assumed were increased by $2,400 in the second fiscal quarter and by $1,300 in the third fiscal quarter while property, plant and equipment was reduced by $3,639 in the second fiscal quarter in connection with the restructuring of Easton Sports facilities. As a result of the above, goodwill related to the Easton acquisition is $98,572.
     The following table presents the preliminary allocation of the Easton acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Net purchase price including cost of the transaction	$405,852
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	38,933
Less:
Accounts receivable	81,123
Inventory	78,753
Other current assets	3,434
Property, plant and equipment	11,407
Other assets	696
Patents	22,000
Licensing agreements	4,300
Trademarks/Tradenames (indefinite-lived)	128,300
Non-compete agreement	1,600
Customer relationships	14,600

Excess of cost over net assets acquired (goodwill)	$98,572

     The purchase price allocation is preliminary as the Company is still finalizing the third-party valuations.
     The following pro forma data summarizes the results of operations for the three fiscal quarters ended September 30, 2006, and the fiscal quarter and three fiscal quarters ended October 1, 2005, respectively, as if the Easton Sports acquisition had occurred at the beginning of each period. The pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the acquisition of Easton Sports occurred on the date indicated or what the results of operations may be in any future period.

	Pro forma
	Three Fiscal	Three Fiscal	Fiscal
	Quarters	Quarters	Quarter
	ended	ended	ended
	September 30,	October 1,	October 1,
	2006	2005	2005
Net sales	$551,307	$471,999	$156,156
Net income	8,476	(119)	3,264
3. Restructuring Expenses
     In connection with the Company’s acquisition of Easton Sports, the Company initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
performance. As part of the restructuring plan, the Company commenced the closure of one of its manufacturing facilities, which relates to its Team Sports segment. The Company estimates that substantially all manufacturing at this location will cease during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs. The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
Balance of restructuring accrual as of December 31, 2005	$—	$—	$—
Provision	2,100	300	2,400
Balance of restructuring accrual as of July 1, 2006	2,100	300	2,400
Provision	—	1,300	1,300
Balance of restructuring accrual as of September 30, 2006	$2,100	$1,600	$3,700
     The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 250 employees. As of September 30, 2006, no employees had been terminated. Total cash restructuring costs associated with the plan are expected to be approximately $5,000. The $3,700 of restructuring costs accrued at September 30, 2006 are expected to be paid during 2007. Restructuring costs have been accrued in purchase accounting.
     During 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relate to its Team Sports segment. Substantially all manufacturing at the Chicago, Illinois location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago, Illinois facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago Illinois facility, consisting of land and building, is currently under contract for sale with an anticipated closing date in April 2007 and the carrying value of $940 is included in other assets as an asset held for sale. The following table summarizes the components of the restructuring initiated in 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balance as of December 31, 2005	$—	$69	$15	$—	$84
Provision	149	—	—	395	544
Less: non-cash activity	(149)	—	—	(138)	(287)
Cash activity	—	(63)	(9)	(257)	(329)

Balance as of July 1, 2006	—	6	6	—	12
Provision	15	—	—	66	81
Less: non-cash activity	(15)	—	—	—	(15)
Cash activity	—	—	—	(66)	(66)

Balance as of September 30, 2006	$—	$6	$6	$—	$12

     The $164 pre-tax write-down of property, plant and equipment for the three fiscal quarters ended September 30, 2006, was primarily attributable to the rationalization of the Chicago, Illinois facility. Employee severance and retention costs were accrued per the Company’s policy and related to the termination of 77 employees. As of September 30, 2006, 76 employees had been terminated. The $138 of non-cash facility closure costs relates to the final disposition of inventory located at the Chicago facility that has been deemed unusable in future operations. Total cash costs associated with the restructuring plan are expected to be approximately $1,523. The $12 of restructuring costs accrued at September 30, 2006 are expected to be incurred during 2006. Restructuring costs are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as Restructuring Expenses.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
4. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(779)	$1,702	$(594)
Customer relationships	63,880	(13,370)	49,280	(9,262)
Patents	60,709	(8,825)	38,345	(4,638)
Licensing and other	5,900	(683)	—	—

Total	$132,191	$(23,657)	$89,327	$(14,494)

Indefinite-lived intangible assets:
Trademarks	$230,011		$101,711

     The carrying amount of goodwill changed during the fiscal quarter ended April 1, 2006 due to the acquisition of Easton Sports. Working capital adjustments related to the acquisition of Easton Sports changed goodwill during the fiscal quarter ended July 1, 2006. As noted above in Note 3, in connection with this acquisition, the Company initiated a restructuring plan and $1,300 of restructuring costs were accrued during the third quarter of 2006. Restructuring costs have been accrued in purchase accounting and recorded as a charge against goodwill in the Condensed Consolidated Balance Sheets. Goodwill by segment as of September 30, 2006 is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of September 30, 2006	$140,542	$58,033	$198,575

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis as of December 31, and more often if indications of impairment exist as required under SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted in 2005 indicated that no reduction in the carrying amount of goodwill was required.
5. Long-Term Debt
     Long-term debt consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Senior Secured Credit Facility:
Term loan facility	$333,325	$108,625
U. S. revolving credit facility	19,500	—
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	223	272

Total long-term debt	493,048	248,897
Less current maturities of long-term debt and revolver	(22,897)	(1,164)

Long-term debt, less current portion	$470,151	$247,733

     On March 16, 2006, in connection with the acquisition of Easton Sports as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton Sports and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes.
     The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate, based upon the Company’s leverage ratio as calculated under the credit agreement.
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG Holdings Corp. and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Under the terms of the Pledge and Security Agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian Pledge and Security Agreement entered into by the Canadian Borrowers (certain affiliates of the Company) and certain of the Company’s domestic and Canadian subsidiaries, as well as the terms set forth in the Canadian collateral documents, the Canadian Borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally).
     The Credit Agreement imposes limitations on the ability of the Company and its subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test, and a maximum capital expenditure limit.
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of September 30, 2006, the Company was in compliance with all of its covenants.
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
     Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
     Cash payments for interest were $13,111 and $6,400 for the fiscal quarters ended September 30, 2006 and October 1, 2005, respectively. Cash payments for interest were $27,256 and $15,700 for the three fiscal quarters ended September 30, 2006 and October 1, 2005, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2006, outstanding letters of credit issued under the revolving credit facility totaled $2,564.
     In connection with the refinancing on the Closing Date, the Company expensed $1,613 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The Company also incurred bank fees of

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
$15,225 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $11,902 as new debt acquisition costs and recorded $3,323 as expense during the three fiscal quarters ended September 30, 2006, for bank and other third party fees that did not qualify for capitalization. In addition, the Company amortized $1,115 and $2,718 of debt issuance costs during the fiscal quarter and the three fiscal quarters ended September 30, 2006, respectively. Amortization was $482 and $1,427 for the fiscal quarter and three fiscal quarters ended October 1, 2005, respectively.
6. Accrued Expenses
     Accrued expenses consist of the following at September 30, 2006, and December 31, 2005:

	September 30, 2006	December 31, 2005
Salaries, wages, commissions and bonuses	$16,416	$9,224
Advertising	7,814	1,724
Taxes	5,393	1,270
Restructuring	3,712	84
Defective products	3,580	3,566
Rebates	3,265	2,129
Warranty	3,243	283
Product liability	2,427	2,057
Royalties	1,952	1,586
Interest	1,151	3,100
Other	17,474	13,805

Accrued expenses	$66,427	$38,828

7. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Raw materials	$27,770	$10,470
Work-in-process	3,637	463
Finished goods	91,671	44,017

Inventories, net	$123,078	$54,950

     Included in 2006 inventories was a $13,875 write-up for a purchase accounting adjustment to record inventory received in the acquisition of Easton Sports at fair value. The entire $13,875 write-up was charged to cost of sales during the period from March 16, 2006 to July 1, 2006.
8. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretations (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and will become effective for the Company during the first fiscal quarter of 2007. The Company is still evaluating the impact of this Interpretation, but does not expect it to have a material impact on its financial condition or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also establishes fair value as the measurement method in accounting for share-based payments to employees. As required by SFAS 123(R), the Company adopted this new accounting standard effective January 1, 2006 under the prospective method.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
9. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The vast majority of the Easton Sports activity is reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, hockey and other team products and reconditioning services related to certain of these products. The Company’s Action Sports segment, formerly known as Individual Sports, consists of helmets, equipment and accessories for cycling, snow sports and powersports and fitness-related products. Following the acquisition of Easton Sports, the Company’s Action Sports segment includes Easton Sports’ cycling business. The Company evaluates segment performance primarily based on income from operations excluding variable stock compensation expenses, management expenses, restructuring expenses, amortization of intangibles, and corporate expenses. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expenses, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.
     Intersegment transfers are recorded at cost and are presently minimal; there is no intercompany profit or loss on intersegment transfers. Segment results for the fiscal quarter and the three fiscal quarters ended September 30, 2006 and October 1, 2005, respectively, reflect a reclassification of year-to-date expenses to show the true impact on the Company’s business and are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
September 30, 2006
Net sales	$106,838	$79,647	$186,485
Income from operations	18,237	11,957	30,194
Depreciation	1,318	973	2,291
Capital expenditures	1,230	1,885	3,115
October 1, 2005
Net sales	$42,051	$60,896	$102,947
Income from operations	8,057	7,366	15,423
Depreciation	448	926	1,374
Capital expenditures	624	945	1,569

	Team	Action
Three Fiscal Quarters Ended	Sports	Sports	Consolidated
September 30, 2006
Net sales	$275,391	$220,541	$495,932
Income from operations	36,534	31,234	67,768
Depreciation	3,366	2,853	6,219
Capital expenditures	2,394	7,874	10,268
October 1, 2005
Net sales	$107,827	$186,134	$293,961
Income from operations	17,842	23,373	41,215
Depreciation	1,289	2,639	3,928
Capital expenditures	1,773	2,053	3,826

	Team	Action
	Sports	Sports	Consolidated
Assets
As of September 30, 2006	$562,604	$398,528	$961,132
As of December 31, 2005	158,778	321,925	480,703

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
     A reconciliation from the segment information to the Condensed Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Segment income from operations	$30,194	$15,423	$67,768	$41,215
Variable stock compensation expense	(749)	(1,351)	(2,289)	(2,742)
Management expenses	—	(623)	(8,250)	(2,123)
Corporate expenses	(3,935)	(360)	(8,643)	(176)
Restructuring expenses	(81)	(26)	(625)	(1,233)
Amortization of intangibles	(3,410)	(2,170)	(9,162)	(6,390)

Consolidated income from operations	$22,019	$10,893	$38,799	$28,551

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
     During 2006, the Company incurred adverse rulings in two lawsuits filed in France alleging infringement of a bicycle helmet patent. In connection with these two lawsuits, the Company paid $1,405. During 2006, the Company was also served with a third lawsuit in France and a lawsuit in Germany related to the same matter. In addition, similar suits may be brought against the Company in Italy and the United States. The Company is appealing the adverse rulings and will continue to vigorously defend these matters. The Company does not expect these matters to have a material adverse effect to the Condensed Consolidated Statements of Operations and Comprehensive Income.
11. Income Taxes
     The Company recorded an income tax expense of $5,673 and $2,806 for the fiscal quarters ended September 30, 2006, and October 1, 2005, respectively. The Company’s effective tax rate was 49.8% for the third fiscal quarter of 2006 as compared to 53.6% for the third fiscal quarter of 2005. For both the fiscal quarters ended September 30, 2006, and October 1, 2005, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense. For the first three fiscal quarters ended September 30, 2006, and October 1, 2005, the Company recorded an income tax expense of $2,796 and $6,138, respectively. The Company’s effective tax rate was 51.1% for the first three fiscal quarters of 2006 as compared to 50.3% for the first three fiscal quarters of 2005.
12. Derivative Instruments and Hedging Activity
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of September 30, 2006, the Company had not designated any of its derivative instruments as hedges, and therefore, is required to mark them to market with all market value adjustments being recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income in the current period.
     The Company has a foreign subsidiary which enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. Foreign currency forward contracts in effect at September 30, 2006, for the purchase of US $2,500 aggregated notional amounts of approximately Cdn $2,788. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the foreign currency exchange

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
forward contracts at September 30, 2006, represented a liability of approximately Cdn $51, or US $45. This amount is recorded in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of September 30, 2006, the Company had approximately 60% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. Additional interest expense of $27 and $35 related to the interest rate cap was recorded in the fiscal quarter ended and three fiscal quarters ended September 30, 2006, respectively.
13. Stock-Based Employee Compensation
     SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair-value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Previously, the Company accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company has adopted the provisions of SFAS No. 123(R) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, applying the prospective method. The Company calculated its SFAS 123(R) compensation expense for stock options and Stock Appreciation Right Units (“SAR Units”) using the Black-Scholes model (minimum-value based method) with the following assumptions for 2006; risk free rate of 4.94%, per share strike price of $2.14, dividend yield of 0%, per share grant value of $2.14, volatility of 46% based upon a peer group of companies given no historical data for the Company’s own stock, and an expected life of four years.
     On March 16, 2006, the Parent adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated its 2003 Equity Incentive Plan (the “2003 Plan”). SAR Units issued under the Plan vest based on both time and performance. Time vesting occurs over a four-year period, and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the SAR Units, whether subject to time or performance vesting, become vested in connection with an initial public offering. If a change of control occurs and a holder of SAR Units issued under the Plan continues to be an employee of the Company or one of its subsidiaries, then a portion of the SAR Units subject to performance vesting will vest in various amounts depending on the internal rate of return achieved as a result of the change of control. Compensation expense for SAR Units subject to time vesting is recognized on a straight-line basis over the requisite service period.
     The Company recognized the following unit based compensation expense for its SAR Units during the fiscal quarter and three fiscal quarters ended September 30, 2006:

	Fiscal Quarter	Three Fiscal
	Ended	Quarters Ended
	September 30, 2006	September 30, 2006

Unit based compensation expense	$749	$2,289

     The fair value of SAR Units granted under the 2006 Plan during the three fiscal quarters ended September 30, 2006, was $15,579. Unit based compensation expense related to the new SAR units granted under the 2006 Plan was $597 and $1,187 for the fiscal quarter and three fiscal quarters ended September 30, 2006, respectively. As of September 30, 2006, there was $8,160 of total unrecognized compensation costs related to the SAR Units based compensation granted under the Plan. This cost is expected to be amortized over a weighted average service period of approximately 3.25 years. The total SAR Units available for awards are 38,381,984.
     In connection with the acquisition of Easton Sports, the Parent redeemed 4,987,176 vested SAR units under the 2003 Plan as of the date of acquisition. Additionally, the Parent cancelled 13,988,442 unvested SAR units under the 2003 Plan and granted an equal number of SAR units under the 2006 Plan. Unrecognized compensation cost of $2,393 related to the replacement of the unvested 2003 Plan SAR units is amortized over the remaining requisite period of four years in accordance with the modification provisions in SFAS 123(R). Unit based compensation expense relating to the modified SAR units was $152 and $354 for the fiscal quarter and three fiscal quarters ended September 30, 2006, respectively. As of September 30, 2006, there was $2,039 of unrecognized compensation cost related to the modified SAR units.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
     Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations and provided pro forma net income disclosures for employee stock grants made as if the minimum-value based method defined in SFAS No. 123 had been applied. Share-based compensation expense related to the SAR units granted under the 2003 Plan recorded in accordance with APB No. 25 was $1,351 and $2,742 for the fiscal quarter and three fiscal quarters ended October 1, 2005, respectively.
     The following table illustrates the effect on net income after taxes as if the Company had applied the minimum-value based method as defined in SFAS No. 123(R) to SAR Unit based compensation during the fiscal quarter and three fiscal quarters ended October 1, 2005:

	Fiscal Quarter	Three Fiscal
	Ended	Quarters Ended
	October 1, 2005	October 1, 2005
Net income, as reported	$2,430	$6,074
SAR Unit based compensation expense	1,351	2,742
Pro forma SAR Unit based compensation expense	(203)	(610)

Pro forma net income	$3,578	$8,206

     The Company’s SAR Unit activity for the three fiscal quarters ended September 30, 2006 under the Plan is as follows:

		Weighted Average
	Number of SAR Units	Grant Date Fair Value

Outstanding at December 31, 2005	20,233,228	$1.3593
Cancelled	(13,988,442)	$1.3531
Granted	14,888,442	$2.1419
Forfeited	(211,400)	$1.4717
Redeemed	(4,987,176)	$1.4066

Outstanding at March 16, 2006	15,934,652	$2.0796
Granted	15,290,615	$2.1419
Forfeited	(997,295)	$2.1419

Outstanding at July 1, 2006	30,227,972	$2.1091
Granted	2,019,378	$2.1419
Forfeited	(1,009,869)	$2.1419

Outstanding at September 30, 2006	31,237,481	$2.1101

Exercisable at September 30, 2006	841,078	$1.5025

     The Company adopted SFAS No. 123(R) effective January 1, 2006. A summary of the status of the Company’s non-vested SAR Units issued post SFAS 123(R) implementation, as of September 30, 2006, and changes for the period ended September 30, 2006, is presented below:

		Weighted Average
	Number of	Grant Date
	SAR Units	Fair Value

Non-vested at December 31, 2005	14,913,405	$1.3488
Cancelled	(13,988,442)	$1.3531
Granted	14,888,442	$2.1419
Forfeited	(211,400)	$1.4717

Non-vested at March 16, 2006	15,602,005	$2.1001
Granted	15,290,615	$2.1419
Forfeited	(997,295)	$2.1419
Vested	(422,594)	$1.8084

Non-vested at July 1, 2006	29,472,731	$2.1245
Granted	2,019,378	$2.1419
Forfeited	(1,009,870)	$2.1419
Vested	(85,836)	$1.4717

Non-vested at September 30, 2006	30,396,403	$2.1270

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
14. Warranty Obligations
     The Company records a product warranty obligation at the time of sale based on the Company’s historical experience. The Company estimated its warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.
     The following is a reconciliation of the changes in the Company’s product warranty liability for the fiscal period ended September 30, 2006 and October 1, 2005. The increase in the warranty liability from the prior period is primarily related to the acquisition of Easton Sports.

	Three Fiscal Quarters Ended
	September 30,	October 1,
	2006	2005
Beginning of period	$283	$283
Warranty liability acquired through Easton acquisition	2,764	—
Warranty costs incurred during the period	(2,829)	(182)
Warranty costs recorded during the period	3,025	182

End of period	$3,243	$283

15. Related Party Transactions
     The Company, its subsidiaries, RBG Holdings Corp. and the Parent entered into management agreements with Fenway Partners, Inc. and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is an affiliate of the Parent, pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management fee equal to the greater of $3,000 or 5% of the Company’s previous fiscal year’s EBITDA (Earnings Before Income Taxes, Depreciation and Amortization).
     Pursuant to the management agreements, the Company paid these entities $750 for the fiscal quarter ended April 1, 2006 and $623 and $2,123 for the fiscal quarter ended and three fiscal quarters ended October 1, 2005, respectively, which is included in management expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Prior to the consummation of the acquisition of Easton Sports, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, Inc. (and its designee) $7,500, which payment was made immediately prior to the consummation of the acquisition of Easton Sports. These expenses paid to Fenway Partners, Inc. are also included in management expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.
     In addition, pursuant to such agreements, Fenway Partners, Inc., also received reimbursement of out of pocket expenses of approximately $2,228 in connection with expenses incurred by them related to the acquisition of Easton Sports. These amounts are included in the acquisition costs.
     Jas. D. Easton, Inc. is an affiliate of James L. Easton, a member of the Board of Managers of the Parent, and former owner of Easton Sports. On February 1, 2006, the Company entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton Sports, and the Company consummated the acquisition of Easton Sports on March 16, 2006. Pursuant to the transaction, the Company paid the seller $385,000 in cash, of which approximately $11,550 was placed in escrow to satisfy certain post-closing obligations of the seller. In addition, a post-closing adjustment of $16,195 was paid in July 2006, based on the determination of closing working capital. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify the Company for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneous with the closing of the acquisition of Easton Sports, Jas. D. Easton, Inc. purchased equity in the Parent pursuant to a subscription agreement in an aggregate amount of $25,000.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited and in thousands except as specified)
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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton Sports. In the first three fiscal quarters of 2006, Easton Sports paid approximately $2,041 in rent pursuant to such affiliate leases and $680 for the fiscal quarter ended September 30, 2006.
     On October 1, 2004, Bell Sports entered into a consulting agreement with Terry Lee, a member of the Board of Managers of the Parent. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide the Company and its affiliates with certain consulting services relating to Bell Sports. In exchange for his services, Mr. Lee is entitled to annual compensation of $100. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until the Company elects not to extend the agreement.
     The Ontario Teachers Pension Plan Board, a member of the Parent, received reimbursement of out of pocket expenses of approximately $1,472 in conjunction with expenses incurred by them related to the acquisition of Easton Sports. These reimbursements were capitalized as a part of the Easton Sports acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     On March 16, 2006, pursuant to a stock purchase agreement, Riddell Bell Holdings, Inc., (“Riddell Bell”), acquired Easton Sports, Inc. and its subsidiaries, or Easton Sports. The transactions relating to the acquisition are more fully described in Note 2 to the condensed consolidated financial statements included elsewhere in this report. In connection with the acquisition of Easton Sports, Riddell Bell changed its name to Easton-Bell Sports, Inc. In this report, Easton-Bell Sports, Inc. and its subsidiaries are referred to as the Company.
     The Company is a leading designer, developer and marketer of branded equipment that enhances athletic performance and protection and related accessories for numerous athletic and recreational activities. The Company is comprised of two formerly independent companies, Riddell Bell and Easton Sports. Riddell Bell’s core business is designing, marketing and reconditioning football helmets and other sporting goods equipment used in football, baseball, lacrosse and other team sports, and in various individual sports such as cycling, action sports, snow sports and powersports (including motorcycling, off-roading and snowmobiling). Riddell Bell sells to a diversified institutional customer base that includes high schools, colleges, youth leagues and professional teams and through the mass, sporting goods and specialty retail channels in North America and Europe. Easton Sports’ core business is developing, manufacturing, marketing and distributing baseball, softball, hockey and cycling equipment for both sports professionals and enthusiasts. Easton Sports has a history of innovation and a reputation for providing quality products that offer perceived performance advantages. Easton Sports’ products are primarily sold and distributed through independent retailers, sporting goods chains and distributors.
     The Company has two reportable segments: Team Sports and Action Sports. Team Sports primarily consists of baseball, softball, football, hockey and other team products and reconditioning services related to certain of these products. Action Sports, formerly known as Individual Sports, consists of helmets and other equipment for cycling, snow sports, powersports and fitness-related products.
     The Company’s businesses are subject to seasonal fluctuations. Sales of cycling products, baseball and softball products and accessories are driven primarily by the warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns. Orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of hockey equipment are driven primarily by hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which, to a certain extent, counter team sport seasons.
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
     The Company continues to plan for its long-term growth by investing in its operations management and infrastructure. The Company is in the process of implementing SAP’s Enterprise Resource Program, or ERP, an enterprise-wide software platform encompassing finance, sales, distribution and materials management. The Company expects that this enterprise software solution will enable management to better and more efficiently conduct its operations and gather, analyze and assess information across all business segments and geographic locations. However, the Company may experience difficulties in implementing ERP in its business operations or the difficulties that it may experience in operating its business under ERP could disrupt the Company’s operations, including the Company’s ability to timely ship and track product orders to customers, project inventory requirements, manage its supply chain, and otherwise adequately service its customers, which in either case could have an adverse effect on the Company’s business. The Company expects that Phase I of its ERP implementation will be fully implemented by the end of 2006 and estimates the aggregate cost of implementing Phase I to be approximately $5,000. The majority of these costs are expected to be capitalized and amortized over a five-year life. Phase I will convert the Action Sports and a portion of the Team Sports systems to SAP.

FORWARD-LOOKING STATEMENTS AND INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
     This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, including the risks outlined under “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K, will be important in determining future results.
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
RESULTS OF OPERATIONS
Net Sales
     Net sales for the third fiscal quarter of 2006 increased $83,538, or 81.1%, as compared to the third fiscal quarter of the prior year. This increase is primarily attributable to $62,836 in net sales attributable to Easton Sports with $56,666 attributable to Team Sports and $6,170 attributable to Action Sports. Team Sports net sales increased $64,787, or 154.1% as compared to the prior year. In addition to the acquisition of Easton Sports, other factors contributing to the increase in Team Sports net sales included increased football helmet and apparel sales. Action Sports net sales increased $18,751, or 30.8% when compared to the prior year. Action Sports sales increased primarily due to the addition of Easton Sports’ cycling business and increased sales of helmets and accessories. Net sales for the three fiscal quarters of 2006 increased $201,971, or 68.7%, as compared to the three fiscal quarters of 2005. This increase is primarily attributable to $164,266 in net sales attributable to Easton Sports with $150,740 attributable to Team Sports and $13,526 attributable to Action Sports. Team Sports net sales increased $167,564, or 155.4% as compared to the prior year. In addition to the acquisition of Easton Sports, other factors contributing to the increase in Team Sports net sales were primarily due to increased football helmets, reconditioning and apparel sales. Action Sports net sales increased $34,407 or 18.5% when compared to the prior year. Action Sports sales increased primarily due to the addition of Easton Sports’ cycling business and increased sales of helmets, accessories and fitness equipment.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

					Change Due to
	Fiscal Quarter Ended		Change		Acquisition
	September 30,	October 1,
	2006	2005	$	%	$	%
Net sales for the quarter ended	$186,485	$102,947	$83,538	81.1%	$62,836	61.0%
Net sales for the three quarters ended	$495,932	$293,961	$201,971	68.7%	$164,266	55.9%

	Fiscal Quarter Ended
					Change due
	September 30,	% of	October 1,	% of	to
	2006	Net Sales	2005	Net Sales	acquisition
Gross profit	$68,426	36.7%	$37,454	36.4%	$22,110
Selling, general and administrative expenses	42,916	23.0%	23,742	23.1%	13,502
Management expenses	—	0.0%	623	0.6%	—
Restructuring expenses	81	0.1%	26	0.0%	—
Amortization of intangibles	3,410	1.8%	2,170	2.1%	1,283

Income from operations	$22,019	11.8%	$10,893	10.6%	$7,325

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

	Three Fiscal Quarters Ended
					Change due
	September 30,	% of	October 1,	% of	to
	2006	Net Sales	2005	Net Sales	acquisition
Gross profit	$167,850	33.8%	$108,742	37.0%	$45,415
Selling, general and administrative expenses	111,014	22.4%	70,445	24.0%	30,147
Management expenses	8,250	1.7%	2,123	0.7%	—
Restructuring and other infrequent expenses	625	0.1%	1,233	0.4%	—
Amortization of intangibles	9,162	1.8%	6,390	2.2%	2,780

Income from operations	$38,799	7.8%	$28,551	9.7%	$12,488

Gross Profit
     For the third fiscal quarter of 2006, gross profit was $68,426, or 36.7% of net sales as compared to $37,454, or 36.4% of net sales for the third fiscal quarter of the prior year. Team Sports gross profit decreased 4.2 percentage points to 39.2% primarily due to the acquisition of Easton Sports. Action Sports gross profit of 33.3% of net sales increased 1.7 percentage points compared to the third fiscal quarter of the prior year primarily due to increased sales in helmets and accessories, partially offset by higher material costs. For the first three fiscal quarters of 2006, gross profit was $167,850, or 33.8% of net sales as compared to $108,742, or 37.0% of net sales for the first three fiscal quarters of the prior year. The lower margin was, in part, attributable to the acquisition of Easton Sports. For the first three fiscal quarters Easton Sports gross margin was decreased $13,875 due to expensing the inventory write-up resulting from purchase accounting. Team Sports gross profit decreased 9.0 percentage points to 35.4% primarily due to the inventory adjustment related to the acquisition of Easton Sports. Action Sports gross profit of 31.9% of net sales declined 0.8 percentage points compared to the first three fiscal quarters of the prior year primarily due to higher raw materials costs, a change in product mix and the inclusion of Easton Sport’s cycling business.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $19,174 or 80.8% for the third fiscal quarter of 2006 as compared to the third fiscal quarter of the prior year. For the first three fiscal quarters of 2006, selling, general and administrative expenses increased $40,569, or 57.6%, as compared to the first three fiscal quarters of 2005. Selling, general and administrative expenses increased due to the acquisition of Easton Sports. In addition, Team Sports and Action Sports sales based commissions increased as a result of increased net sales and corporate expenses increased due to additional infrastructure investments to support the combined businesses. Also, one-time charges resulting from management terminations and the related contractual payments increased operating expenses $1,680 and $2,941 for the fiscal quarter and three fiscal quarters ended September 30, 2006, respectively.
Management expenses
     Management expenses decreased $623 for the third fiscal quarter of 2006 as compared to the third fiscal quarter of the prior year. Management expenses increased $6,127 for the first three fiscal quarters of 2006 as compared to the prior year. The increase was due to the payment of $7,500 to Fenway Partners, Inc. (and its designee) prior to the consummation of the acquisition of Easton Sports to satisfy the Company’s obligation to pay any future management expenses under its management agreements with Fenway Partners, Inc. and Fenway Partners Resources, Inc.
Restructuring expenses
     Restructuring expenses increased $55 for the third fiscal quarter of 2006 as compared to the third fiscal quarter of the prior year. Restructuring expenses decreased $608 for the first three fiscal quarters of 2006 as compared to the first three fiscal quarters of 2005. This decrease in the expenses relates to operational changes and initiatives to improve manufacturing efficiencies which did not recur in 2006. See “Restructuring Expenses” for additional information.
Amortization of Intangibles
     Amortization of intangibles increased $1,240, or 57.1%, for the third fiscal quarter of 2006 as compared to the third fiscal quarter of the prior year. For the first three fiscal quarters of 2006, amortization of intangibles increased $2,772, or 43.4%, as compared to the first three fiscal quarters of 2005. The increase is primarily attributable to the addition of intangible assets related to the acquisition of Easton Sports.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Interest Expense
     Interest expense was $10,617 for the third fiscal quarter of 2006, or an increase of $4,960 as compared to the third fiscal quarter of the prior year. For the first three fiscal quarters of 2006, interest expense was $33,323, or an increase of $16,984 as compared to the first three fiscal quarters of 2005. The increase was due to incremental borrowings and increased working capital needs as a result of the acquisition of Easton Sports, the expensing of deferred debt costs related to the refinancing of the Company’s senior secured credit facility and the amortization of deferred debt issuance costs. The Company’s interest expense as a percentage of total debt outstanding for the first three fiscal quarters of 2006 was comparable to the first three fiscal quarters of 2005.
Provision for Income Taxes
     The Company recorded an income tax expense of $5,673 and $2,806 for the fiscal quarters ended September 30, 2006, and October 1, 2005, respectively. The Company’s effective tax rate was 49.8% for the third fiscal quarter of 2006 as compared to 53.6% for the third fiscal quarter of 2005. For both the fiscal quarters ended September 30, 2006, and October 1, 2005, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense. For the first three fiscal quarters ended September 30, 2006, and October 1, 2005, the Company recorded an income tax expense of $2,796 and $6,138, respectively. The Company’s effective tax rate was 51.1% for the first three fiscal quarters of 2006 as compared to 50.3% for the first three fiscal quarters of 2005.
RESTRUCTURING EXPENSES
     In connection with the Company’s acquisition of Easton Sports, the Company initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the closure of one of its manufacturing facilities, which relates to its Team Sports segment. The Company estimates that substantially all manufacturing at this location will cease during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs. The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
Balance of restructuring accrual as of December 31, 2005	$—	$—	$—
Provision	2,100	300	2,400
Balance of restructuring accrual as of July 1, 2006	2,100	300	2,400
Provision	—	1,300	1,300
Balance of restructuring accrual as of September 30, 2006	$2,100	$1,600	$3,700
     The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 250 employees. As of September 30, 2006, no employees had been terminated. Total cash restructuring costs associated with the plan are expected to be approximately $5,000. The $3,700 of restructuring costs accrued at September 30, 2006 are expected to be paid during 2007. Restructuring costs have been accrued in purchase accounting.
     During 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relate to its Team Sports segment. Substantially all manufacturing at the Chicago, Illinois location ceased during the second fiscal quarter of 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago, Illinois facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago Illinois facility, consisting of land and building, is currently under contract for sale with an anticipated closing date in April 2007 and the carrying value of $940 is included in other assets as an asset held for sale. The following table summarizes the components of the restructuring initiated in 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balance as of December 31, 2005	$—	$69	$15	$—	$84
Provision	149	—	—	395	544
Less: non-cash activity	(149)	—	—	(138)	(287)
Cash activity	—	(63)	(9)	(257)	(329)

Balance as of July 1, 2006	—	6	6	—	12
Provision	15	—	—	66	81
Less: non-cash activity	(15)	—	—	—	(15)
Cash activity	—	—	—	(66)	(66)

Balance as of September 30, 2006	$—	$6	$6	$—	$12

     The $164 pre-tax write-down of property, plant and equipment for the three fiscal quarters ended September 30, 2006, was primarily attributable to the rationalization of the Chicago, Illinois facility. Employee severance and retention costs were accrued per the Company’s policy and related to the termination of 77 employees. As of September 30, 2006, 76 employees had been terminated. The $138 of non-cash facility closure costs relates to the final disposition of inventory located at the Chicago facility that has been deemed unusable in future operations. Total cash costs associated with the restructuring plan are expected to be approximately $1,523. The $12 of restructuring costs accrued at September 30, 2006 are expected to be incurred during 2006. Restructuring costs are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as Restructuring Expenses.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company’s revolving credit facility.
     On March 16, 2006, in connection with the acquisition of Easton Sports, Inc. as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton Sports’ obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton Sports and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes.
     The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate, based upon the Company’s leverage ratio as calculated under the credit agreement.
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG Holdings Corp. and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Under the terms of the Pledge and Security Agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian Pledge and Security Agreement entered into by the Canadian Borrowers (certain affiliates of the Company) and certain of the Company’s domestic and Canadian subsidiaries, as well as the terms set forth in the Canadian collateral documents, the Canadian Borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
     The Credit Agreement imposes limitations on the ability of the Company and its subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test, and a maximum capital expenditure limit.
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of September 30, 2006, the Company was in compliance with all of its covenants.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee its obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. As of September 30, 2006, outstanding letters of credit issued under the revolving credit facility totaled $2,564.
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
     Before October 1, 2007, the Company also may redeem up to 35% of the notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
     The Company’s debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholders’ equity, was 60.1% at September 30, 2006 compared to 65.0% at December 31, 2005. The decrease was primarily attributable to the additional inflow of equity from new investors related to the acquisition of Easton Sports.
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
     Cash provided by operating activities was $482 for the first three fiscal quarters ending September 30, 2006, compared to cash used in operations of $1,485 in the first three fiscal quarters ended October 1, 2005. The increase in operating cash is primarily the result of increased working capital efficiency. The Company’s expectations are for working capital requirements to build through the third fiscal quarter, and then decline in the last fiscal quarter of the year. The Company had $228,694 in working capital as of September 30, 2006, as compared to $101,734 at December 31, 2005.
     Accounts receivable and inventories, combined, were $188,789 higher than at December 31, 2005. The increase is related to the normal increase in seasonal business in both segments and the acquisition of Easton Sports.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
     Cash used in investing activities was $416,120 for the first three fiscal quarters ending September 30, 2006, compared to $3,971 used in the first three fiscal quarters ending October 1, 2005. The primary reason is due to the Company’s acquisition of Easton Sports.
     Cash provided by financing activities was $419,432 for the first three fiscal quarters ending September 30, 2006, compared to $6,283 provided in the first three fiscal quarters ending October 1, 2005. The primary reason is due to the Company’s entering into a new senior secured credit facility in connection with the acquisition of Easton Sports.
     Capital expenditures for the first three fiscal quarters of 2006 were $10,268, compared to $3,826 for the first three fiscal quarters of 2005. Capital expenditures made during 2006 were primarily related to the implementation of the Company’s new ERP system, enhancing new and existing products and for initiatives involved in the restructuring.
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
CONTRACTUAL REQUIREMENTS
The future payments required under our significant contractual obligations as of September 30, 2006 are as follows (in thousands):

		Payments Due By Period
			2007 to	2009 to	2011 and
	Total	2006	2008	2010	Beyond
Long-term debt (1)	$473,325	$838	$6,700	$6,700	$459,087
Interest payments related to long-term debt (2)	191,753	8,599	68,278	67,366	47,510
Capital lease obligations	223	47	50	44	82
Operating lease obligations	22,364	1,579	8,169	6,430	6,186
Other short-term and long-term obligations
U.S. revolving credit facility	19,500	19,500	—	—	—
Sponsorship/royalty agreements	11,622	4,069	4,935	1,568	1,050

Total contractual cash obligations	$718,787	$34,632	$88,132	$82,108	$513,915

		Amount of Commitment Expiration Per Period
			2007 to	2009 to	2011 and
	Total	2006	2008	2010	Beyond
Standby letters of credit and similar instruments	$2,564	$2,564	$—	$—	$—

Total commercial commitments and letters of credit	$2,564	$2,564	$—	$—	$—

(1)	Amounts include obligations pursuant to the Company’s term loan facility and senior subordinated notes that were outstanding on September 30, 2006.

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in the debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the consolidated financial statements is set forth in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927).
     As a result of the acquisition of Easton Sports, the Company has adopted the additional critical accounting policies:
     Derivative Instruments and Hedging Activity - The Company has a foreign subsidiary which enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. Foreign currency forward contracts in effect at September 30, 2006, for the purchase of US $2,500 aggregated notional amounts of approximately Cdn $2,788. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the foreign currency exchange forward contracts at September 30, 2006, represented a liability of approximately Cdn $51, or US $45. This amount is recorded in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of September 30, 2006, the Company had approximately 60% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. The Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. Additional interest expense of $27 related to the interest rate cap was recorded in the fiscal quarter ended September 30, 2006.
     Warranty Liability - The Company records a product warranty obligation at the time of sale based on the Company’s historical experience. The Company estimated its warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
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
     The Company is exposed to market risk from changes in interest rates which can affect its operating results and overall financial condition. The Company’s indebtedness based on variable interest rates increased upon the completion of the Easton Sports acquisition. Assuming a 10% increase in interest rates, the Company’s net interest expense for the fiscal quarter ended September 30, 2006, would have increased by approximately $603.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of September 30, 2006, the Company had approximately 60% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. The Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. Additional interest expense of $27 related to the interest rate cap was recorded in the fiscal quarter ended September 30, 2006.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision of and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

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
     During 2006, the Company incurred two adverse rulings in two lawsuits filed in France alleging infringement of a bicycle helmet patent. In relation to these two lawsuits, the Company paid $1,405. During 2006, the Company was also served with a third lawsuit in France and a lawsuit in Germany related to the same matter. In addition, similar suits may be brought against the Company in Italy and the United States. The Company is appealing the adverse rulings and will continue to vigorously defend these matters. The Company does not expect these matters to have a material adverse effect to the Condensed Consolidated Statements of Operations and Comprehensive Income.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.
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

EASTON-BELL SPORTS, INC. Registrant
Dated: November 14, 2006	/s/ Anthony M. Palma
Anthony M. Palma
Chief Executive Officer

Dated: November 14, 2006	/s/ Mark Tripp
Mark Tripp
Chief Financial Officer (Principal Financial Officer)