Form 10-K
period 2006-12-30
EASTON-BELL SPORTS, INC.
filed 2007-04-09
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

800 347-3901
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of Easton-Bell Sports, Inc. is $0.

PART I

Item 1.	Business

Easton-Bell Sports, Inc., which was formerly known as Riddell Bell Holdings, Inc., was incorporated in Delaware in April 2003. Our executive offices are located at 7855 Haskell Avenue, Suite 200, Van Nuys, California 91406, and our telephone number is 800-347-3901. Unless otherwise indicated, all references in this Form 10-K to “Easton-Bell,” “we”, “us”, “our”, and “the Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries.

References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries, and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively, in each case, prior to acquisition by Easton-Bell. Easton was acquired in March 2006, Bell was acquired in September 2004 and Riddell was acquired in June 2003. Currently, Easton, Bell and Riddell are all subsidiaries of Easton-Bell.

Overview

We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snow sports, powersports and skateboarding. Sports enthusiasts at all levels, from recreational participants to professional athletes, choose our products for their innovative designs, advanced materials and protective advantage. Throughout our history, our focus on research and development has enabled us to introduce products that have set new standards for performance in their respective sports. As a result, we are able to increase our sales by consistently entering new product categories, expanding and improving our existing product lines and increasing price points for our premium products.

We currently sell a broad range of products primarily under four brands — Easton® (baseball, softball and ice hockey equipment, apparel and cycling components ), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snow sports helmets) and Riddell® (football and baseball equipment and reconditioning services). Together, these brands represent the vast majority of our sales and are among the most recognized and respected in the sporting goods industry.

For the period ended December 30, 2006, we had two reportable segments: Team Sports and Action Sports. The majority of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity and Easton’s cycling activity is reflected in our Action Sports segment, formerly known as Individual Sports, which primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

Industry Overview

Sporting Goods Industry

We participate in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to the NPD Group, a consumer research firm, the worldwide retail sporting goods market was estimated at $229.5 billion in 2005. According to the Sporting Goods Manufacturers Association (“SGMA”), manufacturers’ sales of sporting goods in the United States, our largest market has grown from $48.4 billion in 2000 to $66.4 billion in 2006. The SGMA also reported that sales of sporting goods in the United States rose by 5.8% in 2006. Within the industry, we believe that consumer dollars spent in the sports in which we compete are growing as a result of the increasing percentage of avid participants that prefer, and are willing to pay for, premium products that improve performance.

The sporting goods industry is undergoing a period of rapid consolidation with equipment manufacturers increasingly converging around two very different strategies. Many, including some publicly traded competitors, compete on price and seek to create a competitive advantage by aggregating a multitude of brands and offering a wide range of commodity-like products to the mass retailers and largest sporting goods chains. Conversely, others, including us, employ technological innovation to create a cohesive portfolio of performance products that less price-sensitive customers typically want to buy through specialty channels.

Baseball and Softball

According to the SGMA, in 2005 in the United States baseball and softball (including both fast-pitch and slow-pitch) attracted approximately 10.3 million participants and 16.3 million participants, respectively, and wholesale shipments of baseball and softball equipment was approximately $527.0 million. After several years of declining participation rates, in 2005 baseball experienced 6.2% and 19.2% increases in overall and frequent participation, respectively. While softball participation had been relatively stable since 2002, overall participation declined 10.4% in 2005, driven primarily by a decrease in slow-pitch participation. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of the sports at the high school and college level, as well as in such organized leagues as Little League, Dixie, PONY, Babe Ruth and American Legion.

Ice Hockey

According to the SGMA, ice hockey attracted 2.6 million U.S. participants in 2005 and U.S. wholesale shipments of hockey equipment was approximately $200.0 million in 2006. We estimate that the Canadian ice hockey market is at least as large as the U.S. market in terms of participants and dollars spent. U.S. participation in ice hockey in 2005 has almost doubled at the high school level since 1990, fueled by an increase in female participation. Elite athletes represent an even faster growing segment of the ice hockey market, as evidenced by the fact that the number of National Collegiate Athletic Association (“NCAA”) colleges sponsoring hockey teams in 2005 has almost doubled since 1990.

Football Helmets

According to the SGMA, tackle football attracted approximately 5.8 million U.S. participants and total U.S. manufacturers’ sales of football equipment were estimated at $474.0 million in 2006. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow steadily. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have commanded consistently higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to outpace the growth of the overall football industry.

Cycling Helmets and Related Accessories

With approximately 52.3 million participants in 2005 compared to approximately 46.5 million in 2003, cycling has grown into one of the most popular physical activities in the United States, according to the National Sporting Goods Association (“NSGA”).

According to an L.E.K. Consulting study in 2004, 42% of cyclists in the United States wore a helmet and helmet usage is expected to increase to 46% of all cycling participants by 2008. In 2004, the Brain and Mind Research Institute reported that 61% of helmet users were under the age of 13. In the United States, many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18.

The accessory segment of the U.S. bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, Snow Sports and Powersports

Participation in action sports, such as skateboarding, BMX and snowboarding, has grown dramatically since 1999. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel

According to the SGMA, wholesale spending for consumer sports apparel in the United States grew 8.2% in 2006, reaching approximately $28.8 billion in annual sales. The sports apparel segment is benefiting from consumers’ preference toward casual, comfortable clothing. The NPD Group has found that only about 30% of sports apparel spending goes toward clothes that consumers intend to use for sports or fitness activities. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased prices points for athletic apparel in recent years.

Our Brands

We currently sell a broad range of products, primarily under four brands — Easton, Bell, Giro and Riddell — which represent the vast majority of our sales. We believe that our brands are among the most recognized and respected in the sporting goods industry, as demonstrated by our leading market share in many of our core categories. As a result of the high-performance nature of our products, we have been able to build and maintain relationships with professional and college sports teams, leagues and organizations and high-profile athletes. The visibility provided by these relationships reinforces the authenticity of our brands and drives demand for our products among retailers and consumers.

Our four primary brands include:

Easton.  Under the Easton brand, founded in 1922, we offer baseball, softball, ice hockey and cycling components. We believe Easton is recognized as the most innovative brand in the baseball, softball and ice hockey equipment industry. In Major League Baseball (“MLB”), All-Star players Aramis Ramirez and Luis Gonzalez wear and use the Easton brand. We believe our hockey sticks are used by more National Hockey League (“NHL”) players than any other brand and that consumers choose Easton-branded products due to superior performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes All-Star players Peter Forsberg and Dany Heatley, who wear and use the Easton hockey equipment.

Bell.  Under the Bell brand, founded in 1954, we offer helmets for cycling, motocross, auto racing, skateboarding and other action sports, as well as various cycling and fitness accessories. We believe Bell is the number one brand by sales in cycling helmets and accessories. Bell-branded products are used by cycling enthusiasts ranging from competitive athletes to recreational users. Consumers choose Bell-branded cycling helmets due to superior design, fit, quality, durability and price. The Bell brand image of toughness, dependability and performance is supported through the use of Bell products by, and sponsorship of, such high-profile athletes and professional cycling teams as BMX stunt riding champion Dave Mirra, skateboarding champion Tony Hawk and supercross champion Jeremy McGrath.

Giro.  Under the Giro brand, founded in 1986, we offer premium helmets for cycling and various snow sports (including skiing and snowboarding), as well as various cycling accessories. We believe the Giro brand is the number two brand by sales in cycling helmets (second only to Bell) and the number one brand of ski and snowboard helmets. We believe that consumers are willing to pay premium prices for our Giro-branded helmets due to superior product features and design. The Giro reputation for innovation as well as sleek, stylish and speed-oriented designs is further reinforced through the use of Giro products by, and sponsorship of, leading professional athletes, including seven-time Tour de France winner Lance Armstrong, Winter X Games gold metal freeskier Tanner Hall and the entire U.S. Olympic snowboarding team.

Riddell.  The Riddell brand, founded in 1929, is one of the most recognizable brands in sports. The Riddell branded helmet is used by numerous Division I NCAA football teams and has been the Official Helmet of the National Football League (“NFL”) since 1989, resulting in significant awareness of the Riddell brand with the general public, as well as with youth leagues and high schools. Under the Riddell brand, we sell football helmets, shoulder pads and related equipment, uniforms and reconditioning services for our football and other team sports products. We also sell branded collectible products, such as replica football helmets which reflect NFL and popular collegiate team logos.

In addition to the above brands, we also sell a variety of accessories, including (i) bicycle pumps, headlights, safety lights and reflectors under the Blackburn® brand (ii) bicycle trailers and child carrier seats under the Co-Pilot® brand (founded in 2000), and (iii) a full line of mats, resistance bands, kits and other fitness accessories designed primarily for strength training, yoga and pilates under the Savasa® brand (launched in 2004). Additionally, we own the rights to use the widely recognized MacGregor® brand (exclusive of golf products), which we license to select third parties to manufacture and market footwear and other sports equipment.

Products and Services

Team Sports

Our Team Sports segment produces technologically advanced sporting goods equipment for baseball, softball, ice hockey, football and other team sports and also provides reconditioning services for certain products.

Baseball and Softball

We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, batters’ helmets and other equipment) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our introduction of the first aluminum bat in 1970, our bats have featured advanced designs and materials to optimize hitting performance and durability. Baseball and softball products accounted for approximately 16.8% of our net sales in 2006.

Ice Hockey

We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates and other equipment) for ice hockey athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are used by more NHL players than any other brand. We offer both one-piece sticks and two-piece composite sticks, comprised of a shaft and detachable blade. Ice Hockey products accounted for approximately 14.7% of our net sales in 2006.

Football

Football Helmets — Substantially all of our football products and services are currently sold under the Riddell brand name. We believe we are the world’s leading designer, developer and marketer of football helmets. Our football helmets are designed to provide optimal on-field performance while meeting or exceeding all relevant safety standards. Football helmets accounted for approximately 5.8%, 8.4% and 16.7% of our net sales in 2006, 2005 and 2004, respectively.

Reconditioning Services — We believe we are the leading reconditioner of athletic equipment in the United States. We recondition football helmets and shoulder pads, baseball and lacrosse helmets, catcher’s equipment, baseball gloves and hockey helmets and shoulder pads. Approximately 90% of our reconditioning volume is comprised of football helmets and shoulder pads as reconditioning typically includes the cleaning, sanitizing, buffing and/or painting of helmets. All face guards, interior pads, chin straps and other helmet components are inspected and replaced as necessary. All helmets are then recertified to conform to the standards set by the National Operating Committee on Standards for Athletic Equipment, or (“NOCSAE”), which is the leading standard-setting organization for athletic equipment. Reconditioning services accounted for approximately 5.6%, 9.2% and 19.7% of our net sales in 2006, 2005 and 2004, respectively.

Collectible Products — We sell collectible football helmets that primarily reflect licensed NFL and major collegiate trademarks. Our collectible helmets are available in a variety of sizes and forms, including authentic helmets that are identical to competitive helmets used on-field by professional players, replica helmets that have a similar appearance to the authentic helmet but are constructed with less advanced materials, mini helmets that are half-scale versions of full-size helmets and pocket size helmets that appeal to both collectors and the mass market. Collectible products accounted for approximately 3.8%, 5.4% and 11.6% of our net sales in 2006, 2005 and 2004, respectively.

Other Products and Licensing

In addition to the team sports products described above, we offer a range of practice wear, apparel, footwear and game uniforms under the Riddell and Easton brand names that is used on and off the field by football, baseball, softball and ice hockey athletes. These functional products incorporate highly-advanced technical materials and innovative designs, such as our Full Range Motion technology, which enables the athlete to have full range of motion without affecting the garment body.

We also have entered into selective licensing agreements that allow third parties to manufacture and market products under the Riddell, Easton and MacGregor brand names. Products currently licensed include Riddell footwear, certain Easton footwear, Easton table and outdoor games and MacGregor footwear and team sports equipment. We receive royalty income from sales of these products.

Other products and licencing accounted for approximately 7.7%, 5.0%, and 15.4% of our net sales in 2006, 2005 and 2004, respectively.

Action Sports

Our Action Sports segment encompasses a number of individual sports, such as cycling, extreme sports, snow sports, powersports and fitness activities. Within many of these sports, we are primarily focused on the helmet market. Within cycling, we are also focused on the accessories and premium components markets.

Cycling and Extreme Sports

Substantially all of our recreational cycling and extreme sports helmets are sold under the Bell brand name and our premium cycling helmets are sold under the Bell and Giro brand names. We sell premium cycling components under the Easton brand name and high-performance accessories under the Blackburn brand name. We also sell other accessories under the Bell and Co-Pilot brand names and certain recreational cycling helmets and accessories under various licensed brands, including Barbie, Bratz, Batman, Sesame Street, Hot Wheels and X Games.

Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 18.4%, 37.3% and 23.6% of our net sales in 2006, 2005 and 2004, respectively.

Premium Cycling Components and Accessories — We offer premium cycling components, including handlebars, frames, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. Premium cycling components and accessories accounted for approximately 5.8%, 2.9% and 1.2% of our net sales in 2006, 2005 and 2004, respectively.

Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and Co-Pilot brands that are sold primarily through mass merchandisers. Cycling accessories accounted for approximately 11.0%, 17.6% and 5.5% of our net sales in 2006, 2005 and 2005, respectively.

Snow Sports

We offer helmets for various snow sports, including snowboarding and skiing, as well as various snow sports accessories. Our snow sports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit as well as performance, from the first snow helmet with adjustable vents to new audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snow sports helmets accounted for approximately 5.1%, 6.1% and 3.9% of our net sales in 2006, 2005 and 2004, respectively.

Powersports

We offer helmets for various powersports, including motocross and auto racing, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross, snowmobiles and auto racing. Powersports helmets accounted for 2.5%, 4.1% and 0.5% of our net sales in 2006, 2005 and 2004, respectively.

Fitness Accessories

We offer a broad line of fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. All of our fitness accessories are sold under the Bell, Savasa and Bollinger brands. Fitness accessories accounted for approximately 2.8%, 4.0% and 1.9% of our net sales in 2006, 2005 and 2004, respectively.

Competition

Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines.

Team Sports

In baseball and softball, we compete with numerous national and international competitors including Rawlings Sporting Goods and Worth Sports, both of which are owned by K2, Wilson Sporting Goods, which is owned by Amer Sports, Louisville Slugger, which is owned by Hillerich & Bradsby and Mizuno. In ice hockey, we primarily compete with Nike Bauer (owned by Nike), Reebok, CCM (owned by Reebok) and Mission ITECH Hockey. In football, we compete with several companies, such as Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Russell, which is owned by Berkshire Hathaway. We believe that we compete in each of these team sports markets on the basis of brand name recognition, product features, quality, customer service, price, comfort and ease of maintenance.

Action Sports

In cycling helmets and components, we compete with several national and regional competitors. Within the mass retail channel, our main competitor is Protective Technologies International (“PTI”), which markets its products under such well-known licensed brand names as Schwinn, Mongoose, GT and Disney. PTI competes with us primarily on brand name recognition and price. In the specialty retail channel, our primary competitors are Trek Bicycle Corporation and Specialized Bicycle Components, both of whom compete with us mostly on a combination of performance, price, style, quality, design and focus on cycling enthusiasts.

We primarily compete in the snow sports and powersports markets with a number of smaller companies and a few multinationals, which compete mostly on a combination of performance, price and design. In the snow sports helmet market, we compete with several domestic and international brands, including Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D., which is owned by The Burton Corporation and Salomon, which is owned by Amer Sports. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC.

Sales

We utilize separate sales forces and a variety of distribution channels for the various products in our segments, enabling us to design specific marketing strategies for each brand and product.

Sales of Team Sports Products

Retail Sales

We sell a broad selection of our team sports products, including our baseball, softball and ice hockey products, to both national and regional full-line sporting goods retailers in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with sporting goods chains’ marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retail accounts. Our extensive product selection allows sporting goods retailers to tailor their mix of our products to their individual selling strategies. In addition, we believe that sporting goods retailers benefit from consumer recognition and demand for our brands through increased foot traffic in their stores. We also sell team sports products to over 3,000 independent specialty retail accounts in North America. These retailers cater their marketing and product selections to sports enthusiasts who often seek premium products having the highest level of performance. We work with specialty customers to maximize sales and profits by providing highly visible product displays and point-of-purchase signage.

Our team sports products that are sold to retail customers are sold through our network of approximately 70 in-house and independent sales representatives in the United States and Canada and through various third party distributors in other regions of the world. Our in-house sales team provides sales and support services to key retail accounts. Sales efforts to these customers are led by a national account manager, supported by other members of the sales team. These sales teams visit frequently with our larger customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Institutional Sales

We primarily sell football helmets, shoulder pads, certain other team sports equipment, uniforms, accessories and reconditioning services to educational institutions and athletic leagues. We have a direct sales force and management team of approximately 250 individuals, that focus on sales to approximately 16,500 high schools, 1,000 colleges and numerous youth leagues across the United States and the NFL. We believe our institutional sales force, made up primarily of former players, former coaches and experienced industry sales professionals, is the largest national direct sales force for athletic products and services in the institutional sporting goods industry and provides us with a significant competitive advantage. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our customers and also facilitates education on new product offerings. Additionally, this approach allows us to sell equipment and reconditioning services directly to our customers, which enables us to more readily explore add-on sales opportunities. Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has aided us in establishing a reputation for industry-leading service and a loyal customer base.

Sales of Action Sports Products

We primarily sell our broad selection of action sports products, including cycling, snow sports, powersports and skateboarding helmets and accessories, through independent specialty retail accounts, sporting goods stores and mass retailers. We also sell premium aftermarket cycling components and accessories to distributors who supply the specialty retail channel and directly to bicycle manufacturers.

We utilize approximately 100 in-house and independent sales professionals across North America and a network of over 100 third-party distributors in other regions of the world to distribute our action sports products. Similar to our in-house sales team for team sports products, our in-house sales team for action sports products provides sales and support services to key retail accounts, including category management services for certain of our mass retail customers. These efforts are led by a national account manager, who is supported by other members of the sales team. These sales teams work with large sporting goods and mass retail customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Marketing

Relationships with Athletes, Teams and Organizations

Our Easton, Bell, Giro and Riddell brands have enjoyed high visibility around the world due to use of our products by leading athletes. Many high-profile athletes choose to use our products even though they are not sponsored by us, which gives our products increased exposure to consumer audiences, strengthens the perceived authenticity of our brands and drives demand for our products among retailers and consumers. Our brands have a strong presence in professional (MLB, the NHL and the NFL), collegiate and youth leagues, the Summer and Winter Olympics, the X Games and NASCAR.

We sponsor over 100 individuals and 90 teams, totaling over 300 professional athletes, who participate in baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, auto racing and other sports around the world. In addition, we have an exclusive contract with the NFL under which our football helmets are designated the Official Helmet of the NFL. Our agreement with the NFL permits our Riddell brand mark to appear on the front and on the chin straps of each Riddell helmet used during NFL play and provides that there be no indicia of any other brand on any other helmet worn during a game. We believe that Riddell helmets are used by over 85% of the players in the NFL.

Advertising and Promotional Events

As a result of the foregoing relationships, we receive a significant amount of media exposure. We augment this exposure with advertisements highlighting the distinctive design, quality and features of our products in various media outlets, including industry periodicals, magazines, newspapers and television media. To further reinforce and build our brand recognition, we conduct a variety of marketing and promotional events in support of our products. For example, we participate in coaches clinics and equipment shows throughout the year where our product lines are displayed and promoted along with our reconditioning services. In addition, we dedicate resources to educate customers on the importance of helmet safety and proper fit and invest in initiatives designed to increase awareness of the importance of head protection in preventing brain injury.

Design and Product Development

Investment in research and development has been and continues to be a critical component of our business strategy. We are committed to the design and development of new products utilizing new technologies that provide athletes and other sports enthusiasts with performance or protective advantage over existing products. We believe that innovation drives consumer demand and often leads to higher selling prices. We have a track record for innovation in each of the markets in which we compete.

We also actively work with several organizations that set safety or performance standards for the sporting goods we sell. Our products meet or exceed the standards established by the most important regulatory and testing bodies, including the Department of Transportation, the Consumer Product Safety Commission (“CPSC”) and various private organizations, including NOCSAE, which is the leading standard-setting organization for athletic equipment (including football, baseball, softball and lacrosse helmets, as well as other equipment) and the Snell Memorial Foundation, which is a leading organization that tests and certifies helmets for cycling, snow sports, powersports and other action sports. We also work with various athletic leagues, including the NFL, the NHL, MLB, the NCAA and Little League Baseball and Softball, that set standards for equipment used in competition and various conferences within these athletic organizations that have their own standards. We believe that we have regularly been among the first to adopt new safety or performance standards.

We invest in engineering and applied research to improve both the quality and performance of our current products and to develop new products. Our in-house design, materials and research and development group includes approximately 85 employees. Our product development personnel work with top athletes in order to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel based in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our products are subjected at all stages of the manufacturing process to various quality control procedures that often exceed those mandated by law.

Production, Sourcing and Distribution

We currently maintain manufacturing, assembly and distribution facilities in the United States, Canada, Mexico, China and Taiwan. We also employ a dual strategy for sourcing goods from third parties. For certain of our products that involve our proprietary design and materials technologies, we negotiate exclusive agreements with a limited number of manufacturing partners. For our products that are less complex to produce, we maintain relationships with a broader base of suppliers to purchase goods as needed without contractual obligation.

The majority of our aluminum baseball and softball bats are currently manufactured at our facility in Van Nuys, California. We are in the process of transitioning the production of our aluminum bats and certain bicycle products from our Van Nuys facility to Asia and expect to complete this transition during the second quarter of 2007. We manufacture composite ice hockey sticks and blades and certain cycling components at our facility in Tijuana, Mexico and custom ice hockey pants, gloves and skates at our facility in Quebec, Canada. We assemble and package a portion of our cycling, football, snow sports, powersports and other helmets at our Elyria, Ohio and Rantoul, Illinois facilities, the balance of our helmets are sourced from outside of the United States. Reconditioning services are performed at facilities strategically located throughout the United States. In addition, we maintain a silk screening operation at our Elk Grove, Illinois facility to customize our football practice wear and uniform products with almost any logo, team name or other design that the customer requests.

We complement our manufacturing infrastructure with overseas sourcing and use our large purchasing volumes to receive lower prices. In 2004 through 2006, we entered into exclusive agreements with various third-party vendors in Asia to produce a portion of our aluminum and composite products. These agreements provide us with additional flexibility and manufacturing capacity. To protect the integrity of our brands, we actively inspect products purchased from third-party vendors to ensure that they meet our high-quality standards. We have a product development team in Hong Kong that supports our Asian sourcing efforts. In addition to handling product design, this team visits and works with many of our suppliers to verify product specifications, logistics and quality control. We require our suppliers to perform factory tests periodically to ensure the material and functional integrity of our products.

We operate distribution facilities in Illinois, Pennsylvania, Utah, Canada and Taiwan, which allows us to maintain high service levels for our customers across all distribution channels.

Seasonality

Our business is subject to seasonal fluctuation. Sales of cycling products, baseball and softball products and accessories occur primarily during the warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which, to a certain extent, counter the football, cycling, baseball and softball seasons.

Intellectual Property

We have a portfolio of approximately 155 patents along with 96 patents pending that relate to our various products. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

We believe our well-established brands — Easton, Bell, Giro and Riddell — are a core asset of our business and are of great value to us. We maintain a portfolio of active registered trademarks in support of our brands. We hold all domestic rights to the Easton, Bell, Giro and Riddell trademarks and all domestic rights to the MacGregor trademark in connection with the manufacture and sale of certain products (other than golf products). We also maintain many registrations of trademarks globally, particularly the Bell, Giro and Blackburn trademarks, and maintain the Riddell trademark in select countries. We have also secured licenses to use certain popular brands on select cycling helmets and accessories from several companies including Mattel Inc., to use the Barbie and Hot Wheels brands, MGA Entertainment, to use the Bratz brand, Warner Brothers, to use the Batman brand, ESPN, to use the X Games brand and The Sesame Workshop, to use the Sesame Street brand.

In connection with our combination with Easton, we licensed the Easton trademark to certain affiliates of James L. Easton solely in connection with specific products or services, none of which currently compete with us. For a discussion of this license and other related technology licenses to such James L. Easton affiliates, see “Item 13 — Certain Relationships, Related Transactions and Director Independence.” We also license the Easton trademark to third parties with respect to the production and marketing of footwear and certain recreational games, the Giro trademark for athletic footwear, the Riddell trademark for footwear and the MacGregor trademark primarily for athletic footwear and sports equipment. In addition, the Bell trademark is currently licensed to a third party for the production of motorcycle helmets and accessories sold outside of the United States, Canada and Mexico.

Employees

We believe that our relationships with all of our employees are good. As of December 30, 2006, we had 2,823 employees, including 111 in product design, engineering and testing, 2,027 in operations, including manufacturing and development, 462 in sales and marketing and 223 in administration. Approximately 51 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2009, and an agreement with a union in New Rochelle, New York, expires in January 2009.

Insurance and Risk Management

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend product liability cases brought against us and actively manage our product liability exposure through research and testing, active case management and insurance. We maintain levels of insurance which we believe to be adequate. Our product liability insurance policy covers all of our products and expires in January 2009. We have additional coverage under our umbrella insurance policy that is renewed annually.

Governmental Regulation

Our products and accessories are subject to the Federal Consumer Product Safety Act, which authorizes the CPSC to protect consumers from hazardous sporting goods and other products. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous and can require a manufacturer to repurchase such goods. We maintain a quality control program for our protective equipment operations and retail products that is designed to ensure compliance with applicable laws. To date, none of our products have been deemed to be hazardous by any governmental agency. Operations at all of our facilities are subject to regulation by the Occupational Safety and Health Administration, and various other regulatory agencies. Our operations are also subject to environmental regulations and controls. While some of the raw materials used in our operations may be potentially hazardous, we have not received any material environmental citations or violations and we have not been required to spend significant amounts to comply with applicable law or to remediate conditions created by releases or disposal of hazardous materials.

Financial Information on Geographical Areas

For financial information on geographic areas, see Note 8 to our Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. As of December 30, 2006, we had total indebtedness of at least $476.2 million (including $140.0 million of our 8.375% senior subordinated notes due 2012, $332.5 million under our senior secured credit facility, $3.5 million under our revolving credit facility and $0.2 million of capital lease obligations). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Certain of the documents governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. In addition, our indirect parent company, EB Sports Corp. (“EB Sports”), has entered into a credit agreement pursuant to which it has borrowed $175.0 million. Neither our company nor any of our subsidiaries have guaranteed or are otherwise obligated to repay such indebtedness or any interest that accrues thereon. However, given that EB Sports controls our direct parent, EB Sports has the ability, subject to the terms of our existing senior secured credit facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from us and our subsidiaries in order to fund its obligations under such loan. This credit agreement is more fully described in “Item 13 — Certain Relationships, Related Transactions and Director Independence.”

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. We may borrow up to a total of $70.0 million and Cdn $12.0 million under the revolving credit facilities that are part of our senior secured credit facility. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition, the terms of the indenture governing our senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to repay or refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our ability to do so, to a certain extent, is subject to general economic, financial, competitive, legislative and other factors that are beyond our control. There can be no assurance that our businesses will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, if at all, or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance our indebtedness on commercially reasonable terms, if at all.

If we cannot compete successfully in our industries, our business may be adversely affected.

Although we have no competitors that challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines. Competition is primarily based on brand name recognition, product features, style, quality, price and customer service. Our baseball and softball equipment business has numerous national and international competitors including Rawlings Sporting Goods and Worth Sports, both of which are owned by K2, Wilson Sporting Goods, which is owned by Amer Sports, Louisville Slugger, which is owned by Hillerich & Bradsby and Mizuno Corp. Our ice hockey equipment business competes with Nike Bauer (owned by Nike), Reebok, CCM (owned by Reebok) and Mission ITECH Hockey. Our cycling helmet, accessories and component business competes with several national and regional competitors including PTI, Trek Bicycle and Specialized Bicycle Components, as well as with several other international companies. Our football equipment business competes with several companies, including Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Russell Athletic, which is owned by Berkshire Hathaway.

Increased competition in the markets for our products may cause us to reduce our prices to retailers and customers, which could cause our gross margin to decline if we are unable to offset price reductions with comparable reductions in our product costs. If our gross margin declines, our profitability could decline and we could incur operating losses that we may be unable to fund or sustain for extended periods of time, if at all. We cannot assure you that additional competitors will not enter our existing markets or that we will be able to compete successfully against existing or new competition.

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

The value of our brand and sales of our products could be diminished if we, the athletes who use our products or the sport categories in which we compete, are associated with negative publicity.

Our success depends on the value of our brands. Our brands could be adversely affected if our public image or reputation were to be tarnished by negative publicity.

We sponsor a variety of athletes and feature those athletes in our advertising and marketing materials, and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image and result in a material decrease in our revenues and net income, which could have a material adverse effect on our financial condition and liquidity. Also, union strikes or lock-outs, such as the recent lock-out by the NHL owners, could negatively impact the popularity of a sport, which could have a material adverse effect on our net sales of products used in that sport. Furthermore, negative publicity resulting from severe injuries or death occurring in the sports in which our products are used could negatively affect our reputation and result in restrictions or bans on the use of our products.

For example, in the past, in response to injuries or death caused by balls hit off non-wood bats, several state legislatures and other local governing bodies have introduced bills to ban non-wood bats in youth sports. The NCAA, has also, in the past, considered restricting the use of non-wood bats and has passed regulations limiting batted ball speed. A successful bill in a state legislature or other local governing bodies or a change in NCAA regulations to restrict or ban the use of non-wood bats could adversely affect our business.

The success of our business is dependent on our affiliation with athletes, athletic associations and leagues.

We sponsor numerous professional athletes in baseball, cycling, ice hockey, action sports, snow sports and powersports who endorse and use our products, including our Easton-branded bats and ice hockey sticks and our Bell and Giro-branded helmets. In addition, under our agreement with the NFL, the Riddell name must appear on the front of, and on the chin straps of, all of our football helmets used in NFL play, and no other brand name may appear on a football helmet, face mask or chin strap used in NFL play. Also, our equipment is used by numerous Division I NCAA sports teams. We believe that these relationships increase sales of our products by enhancing the visibility of our brands and related trademarks and exposure of our branded products to other customers and, in certain instances, provide us with a significant competitive advantage. If we were to lose the benefits of these relationships, or if they were to deteriorate in a material way, our business and results of operations, financial condition and cash flow could be adversely affected.

Sales of our products will be adversely affected if we cannot satisfy the standards established by testing and athletic governing bodies.

Our products are designed to satisfy the standards established by a number of regulatory and testing bodies, including the Department of Transportation, the CPSC, NOCSAE and the Snell Memorial Foundation, as well as by athletic organizations and governing bodies, including the NFL, NHL, MLB, NCAA and Little League Baseball and Softball. In addition, conferences within these athletic organizations have their own standards that can be stricter than the standards promulgated by the organizations. For certain products, we rely on our in-house testing equipment to ensure that such products comply with these standards. We cannot assure you that our future products will satisfy these standards, that our in-house testing equipment will produce the same results as the equipment used by the applicable testing bodies, athletic organizations and governing bodies or that existing standards will not be altered in ways that adversely affect our brands and the sales of our products. Any failure to comply with applicable standards could have a material adverse effect on our business.

Our results of operations may suffer if we are not able to adequately forecast demand for our products.

A large portion of our products are sold into consumer markets that are difficult to accurately forecast. If we fail to accurately forecast demand for our products, we may experience excess inventory levels or inventory shortages. Factors that could affect our ability to accurately forecast demand for our products include changes in consumer demand for our products or the products of our competitors, new product introductions by our competitors and general economic conditions. Inventory levels in excess of consumer demand may result in inventory write-downs, which could significantly harm our operating results. Inventory shortages may result in unfulfilled orders, diminish brand loyalty and result in lost revenues, any of which could harm our business.

The loss of one or more key customers could result in a material loss of revenues.

Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended December 30, 2006, our top 10 customers collectively accounted for approximately 35.4% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 13.9% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, our customers in the retail industry have periodically experienced consolidation, contractions and financial difficulties. If such events happen again, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.

Many of our products or components of our products are provided by a limited number of third-party suppliers and manufacturers, and, because we have limited control over these suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended December 30, 2006, approximately 70% of our purchased finished goods and components used in our products came from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended December 30, 2006, approximately 227 international manufacturers produced approximately 82% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

Should our current third-party manufacturers become incapable of meeting our manufacturing requirements in a timely manner or cease doing business with us for any reason, our business and financial condition could be adversely affected. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, should we decide to transition existing in-house manufacturing to third-party manufacturers, the risk of such a problem could increase. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower revenues and net income both in the short and long term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards and that comply with all applicable laws and regulations. We have occasionally received, and may in the future continue to receive, shipments of products that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. Any violation of our policies or any applicable laws and regulations by our suppliers or manufacturers could interrupt or otherwise disrupt our sourcing, adversely affect our reputation or damage our brand image.

The cost of raw materials could affect our operating results.

The materials used by us, our suppliers and our manufacturers involve raw materials, including carbon-fiber, aluminum and petroleum-based products. Significant price fluctuations or shortages in petroleum or other raw materials could have a material adverse effect on our cost of goods sold, operations and financial condition.

The success of our business is dependent upon our information systems.

Our ability to effectively manage and maintain our inventory, process transactions, ship products to our customers on a timely basis and maintain cost-efficient operations is dependent on information technology and on our information systems. We continue to plan for our long-term growth by investing in operations management and infrastructure. We are in the process of implementing SAP’s Enterprise Resource Program (“ERP”), an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. Until we have completed the ERP implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing ERP in our business operations or in operating our business under ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

Our well-established brands and branded products include Easton, Bell, Giro and Riddell. We believe that these trademarked brands are a core asset of our business and are of great value to us. If we lose the use of a product name, our efforts spent building that brand will be lost and we will have to rebuild a brand for that product, which we may or may not be able to do. We also note that following our acquisition of Easton, certain affiliates of one of our parent’s members, Jas. D. Easton, Inc., will have the right to continue to use the Easton brand name in certain product areas. Although we do not compete with these entities in such product areas, we also do not control such entities and therefore can make no assurances as to how they will conduct business under the Easton brand name.

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

Our international sourcing and sales network subjects us to additional risks and costs, which may differ in each country in which we do business and may cause our profitability to decline.

During the fiscal year ended December 30, 2006, we purchased approximately $232 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We may decide to increase our international sourcing in the future. In addition, a significant percentage of our sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) recessionary trends in international markets; (ii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iii) difficulties in enforcing intellectual property rights; (iv) increases in transportation costs or transportation delays; (v) work stoppages and labor strikes; (vi) fluctuations in exchange rates; and (vii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

Our business is also subject to the risks associated with the enactment of additional U.S. or foreign legislation and regulations relating to exports or imports, including quotas, duties, taxes or other charges or restrictions. If imposed, such legislation and regulations could have a material adverse effect on our sales and profitability.

We also may be adversely affected by significant fluctuations in the value of the U.S. dollar relative to other currencies. Because we generally purchase goods made by foreign manufacturers in U.S. dollars, changes in the value of the U.S. dollar can have an immediate effect on the cost of our purchases. If we experience increased costs as a result of exchange rate fluctuations and we are unable to increase our prices to a level sufficient to compensate for such increased costs, our gross margins could decline, and we could become less price-competitive with companies who manufacture their products in the United States.

If we lose key personnel and management, we may not be able to successfully implement our business strategy.

The success of our business is dependent upon the management and leadership skills of the members of our senior management team and other key personnel, including certain members of our product development team. Competition for these personnel is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of any such personnel or the inability to attract and retain key personnel could have a material adverse effect on our operations.

We may not succeed in integrating Easton or any other acquisition into our operations, which could have a material adverse effect on our operations, results of operations and financial condition.

We may continue to expand our business and operations through strategic acquisitions, such as our combination with Easton. The value of our company will be affected by our ability to achieve the benefits expected from our combination with Easton and any strategic acquisitions we undertake in the future. Achieving these benefits will depend in part upon meeting the challenges inherent in the successful combination of these enterprises. In particular, we may have difficulty, and may incur unanticipated expenses related to integrating management and personnel with our management and personnel. Additionally, we may not be able to achieve any anticipated cost savings for many reasons, including an inability to take advantage of expected tax savings. Failure to integrate these acquisitions successfully may have a material adverse effect on our business, results of operations and financial condition.

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

As of December 30, 2006, 51 of our 2,823 employees were unionized. Although we have positive labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania expires in December 2009 and our collective bargaining agreement with a union in New Rochelle, New York expires in January 2009. We cannot assure you that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.

We may be subject to potential environmental liability.

We are subject to many federal, state and local requirements relating to the protection of the environment, and we have made and will continue to make, expenditures to comply with such requirements. Past and present manufacturing operations subject us to environmental laws that regulate the use, handling and contracting for disposal or recycling of hazardous or toxic substances, the discharge of particles into the air and the discharge of process wastewaters into sewers. We believe that our operations are in material compliance with these laws and regulations and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations, financial condition and cash flow. If environmental laws become more stringent, our capital expenditures and costs for environmental compliance could increase. Under applicable environmental laws we may also become liable for the remediation of contaminated properties, including properties currently or previously owned or operated by us and properties where wastes generated by our operations were disposed. Such liability can be imposed regardless of whether we were responsible for creating the contamination. We do not believe that any of our existing remediation obligations, including at third-party sites, will have a material adverse effect on our financial results. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated and could have a material adverse effect on our financial results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

For example, during the fiscal 2006 year-end audit, a material weakness in internal control over financial reporting was identified. Specifically, we did not have effective policies and procedures in place at our Bell Sports subsidiary to appropriately reconcile various accounts at the end of each month. As a result, various balance sheet reclassifications and audit adjustments were required prior to the issuance of the audited consolidated financial statements included with this annual report. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. The impact of these adjustments, however, did not require the restatement of any of our historical financial statements. We plan to conduct remediation efforts throughout 2007 to address this material weakness.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our company. There can be no assurance that we will be able to effectively mediate the identified material weakness or that we will not discover additional material weaknesses in our internal control over financial reporting in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 30, 2006 we operated 23 facilities in the United States, three in Canada, one in Mexico, one in Europe and three facilities in Asia. Our corporate headquarters are located in Van Nuys, California. Set forth below is information regarding our principal properties:

			Leased	Owned
Location	Primary Use	Business Segment	Sq. Ft.	Sq. Ft.

Van Nuys, CA	Corporate Headquarters and offices	Team and Action Sports	89,000
Irving, TX	Offices	Action Sports	27,000
Chicago, IL	Offices and Research and Development	Team Sports	21,000
York, PA	Warehouse	Action Sports		465,000
Rantoul, IL	Offices, Manufacturing and Warehouse	Team and Action Sports	315,000
Salt Lake City, UT	Warehouse	Team Sports	142,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	135,000
Van Nuys, CA	Offices and Manufacturing	Team and Action Sports	110,000
Canada	Offices, Manufacturing and Warehouse	Team Sports	97,000
Chicago, IL(1)	Offices, Manufacturing and Warehouse	Team Sports		92,000
Rantoul, IL	Warehouse	Action Sports	80,000
East Stroudsburg, PA	Manufacturing and Reconditioning	Team Sports	70,000
Mexico	Offices and Manufacturing	Team and Action Sports	65,000
San Antonio, TX	Reconditioning	Team Sports	59,000
Santa Cruz, CA	Sales, Marketing and Research and Development	Action Sports	50,000

(1) Sale pending

In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 223,000 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

We are subject to various product liability claims and lawsuits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Our management has established an accrual based on its best estimate of probable losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. We maintain primary and excess product liability insurance coverage under policies expiring in January 2009, and additional excess product liability insurance coverage under a policy obtained annually.

We are also currently involved in various non-product liability lawsuits and claims. During 2006, we incurred adverse rulings in two lawsuits filed in France alleging infringement of a cycling helmet patent. During 2006, we were also served with a third lawsuit in France and a lawsuit in Germany related to the same matter. This matter has been settled subsequent to December 30, 2006. Refer to Note 16 in the Notes to Consolidated Financial Statements contained herein for additional information regarding this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities.

Item 6.	Selected Financial Data

Set forth below is our selected historical consolidated financial and other operating data. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Our selected historical consolidated financial data and other data set forth below as of December 30, 2006, December 31, 2005, December 31, 2004, December 31, 2003, June 25, 2003 and December 31, 2002 and for the fiscal years ended December 30, 2006, December 31, 2005, December 31, 2004, the period from June 25, 2003 to December 31, 2003, the period from January 1, 2003 to June 25, 2003 and the fiscal year ended December 31, 2002, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	Successor				Predecessor(1)
				Period from	Period from
	Fiscal Year	Fiscal Year	Fiscal Year	June 25,	January 1,	Fiscal Year
	Ended	Ended	Ended	2003 to	2003 to	Ended
	December 30,	December 31,	December 31,	December 31,	June 25,	December 31,
	2006	2005	2004	2003	2003(2)	2002
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$638,973	$379,855	$165,927	$53,713	$55,032	$101,632
Cost of sales(3)	426,109	244,916	113,813	33,928	34,340	62,644

Gross profit	212,864	134,939	52,114	19,785	20,692	38,988
Selling, general and administrative expenses(4)	164,243	95,421	50,128	14,972	17,196	28,898
Restructuring and other infrequent expenses	908	1,713	—	—	—	—
Amortization of intangibles	12,572	8,515	4,617	1,362	—	—
Cost related to June 25, 2003 Transaction(5)	—	—	—	—	19,877	—

Income (loss) from operations	35,141	29,290	(2,631)	3,451	(16,381)	10,090
Interest expense, net	42,401	21,887	18,601	4,179	6,270	4,909

(Loss) income before taxes	(7,260)	7,403	(21,232)	(728)	(22,651)	5,181
Income tax (benefit) expense	(1,408)	4,321	(8,121)	(100)	(6,700)	2,070

Net (loss) income	$(5,852)	$3,082	$(13,111)	$(628)	$(15,951)	$3,111

Other Financial Data:
Capital expenditures	$12,789	$4,999	$1,593	$728	$560	$1,461

	Successor				Predecessor(1)
	As of	As of	As of	As of	As of	As of
	December 30,	December 31,	December 31,	December 31,	June 25,	December 31,
	2006	2005	2004	2003	2003	2002
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,899	$3,632	$1,429	$3,672	$2,397	$209
Total assets	948,060	480,703	470,576	164,916	92,512	68,663
Total debt(6)	476,198	248,897	250,098	69,931	60,382	32,713
Total stockholder’s equity	318,162	133,934	125,472	69,426	7,493	23,490

(1)	Data as of June 25, 2003 and December 31, 2002 and for the period from January 1, 2003 to June 25, 2003 and the fiscal year ended December 31, 2002, represent the results of Riddell and its subsidiaries prior to their acquisition by us. Balance sheet data for June 25, 2003 was the closing balance sheet immediately preceding the acquisition of the Riddell business and did not include purchase accounting adjustments relating to the subsequent acquisition.

(2)	Income statement data for the period of January 1, 2003 to June 25, 2003 includes charges of $4.7 million from the reevaluation of estimates for certain assets and liabilities. Some of these charges included a change in calculation methodology which is inseparable from the change in estimate.

(3)	Cost of sales included $19.0 million, $14.2 million, $2.2 million and $3.3 million of costs resulting from the purchase accounting write-up of inventories for the periods ended December 30, 2006, December 31, 2004, 2003 and 2002, respectively. Expenses of $1,989 and $1,731 previously recorded in cost of sales in 2005 and 2004, respectively, have been reclassified to selling, general and administrative expenses to conform to the current year presentation.

(4)	Selling, general and administrative (“SG&A”) expenses include management expenses.

(5)	The period ended June 25, 2003 includes $19.9 million of transaction costs related to the sale of the Riddell business.

(6)	Total debt as of December 31, 2003, June 25, 2003 and December 31, 2002 includes the current maturities of long-term debt and loans payable under Riddell’s existing revolving credit facility prior to it being refinanced in connection with the acquisition of Bell and put warrants which were exercised during 2003. Total debt as of December 31, 2005 and December 31, 2004 includes long-term debt payable under our then existing senior secured credit facility prior to it being refinanced in connection with the acquisition of Easton.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data,” as well as the consolidated financial statements and notes included elsewhere in this annual report.

Uncertainty of Forward-Looking Statements and Information

This annual report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Many factors mentioned in our discussion in this annual report, including the risks outlined under “Item 1A — Risk Factors,” will be important in determining future results.

These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not place undue reliance on any of our forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations. Furthermore, any forward-looking statement speaks only as of the date on which it is made and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Overview

We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports and in various action sports, including cycling, snow sports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets) and Riddell (football and baseball equipment and reconditioning services). Together, these brands represent the vast majority of our sales.

On March 16, 2006, we acquired 100% of the outstanding capital stock of Easton. The purchase price was funded in part by an equity investment in our parent company, Easton-Bell Sports, LLC (formerly known as Riddell Holdings, LLC), proceeds from a new senior secured credit facility entered into in connection with the Easton acquisition and existing cash. Easton’s results of operations are included in our results of operations from March 16, 2006. See Note 2 in the Notes to Consolidated Financial Statements for further details on the Easton acquisition.

For the period ended December 30, 2006, we had two reportable segments: Team Sports and Action Sports. The majority of the Easton activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity and Easton’s cycling activity is reflected in our Action Sports segment, formerly known as Individual Sports, which primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit and selling, general and administrative expenses.

Net Sales

Net sales reflect our revenues from the sale of our products and services less returns, freight expense and discounts. It also includes licensing income that we collect. As of December 30, 2006, we had two reportable business segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of equipment for baseball, softball, ice hockey, football and other team sports and reconditioning services for our football and other team sports products. Our Action Sports segment consists of helmets and other equipment for cycling, snow sports, powersports, skateboarding and other action sports, as well as fitness related products.

Gross Profit

Gross profit is equal to our net sales minus our cost of sales. Cost of sales includes the direct cost of purchased merchandise, inbound freight, factory operating costs and all shipping expenses. Cost of sales generally changes as we incur higher or lower costs from our vendors, experience better or worse productivity in our factories and increase or decrease inventory levels as certain fixed overhead is included in inventory. A shift in the composition of our revenues can also result in higher or lower cost of sales as our margins differ by product. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and generally reserve for excess and obsolete inventory. If we misjudge the market for our products we may be faced with significant excess inventory and need to allow for higher charges for excess and obsolete inventory. Such charges have reduced our gross profit in some prior periods and may have a material adverse impact depending on the amount of the charge. The primary drivers of the costs of individual goods are the costs of raw materials, labor and overhead. Gross profit margin measures gross profit as a percentage of our net sales.

Our gross profit may not be comparable to other sporting goods companies, as some companies exclude all of the costs related to their freight in cost of sales while others, like us, include all or a portion of them in cost of sales. In addition, we state inventories at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor and factory overhead costs, whereas other companies may state inventories on a last-in, first-out basis.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include all operating expenses not included in cost of sales, primarily, selling, marketing, administrative payroll, research and development, insurance and lease expense as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, selling, general and administrative expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.

Results of Operations

Our results of operations for the fiscal year ended December 30, 2006, include the results of Easton from March 16, 2006. Our results of operations for the year ended December 31, 2004, include Bell from September 30, 2004. For purposes of the foregoing discussion, we refer to the fiscal year ended December 30, 2006 as “2006”, the fiscal year ended December 31, 2005 as “2005” and the fiscal year ended December 31, 2004 as “2004”. Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of operations.

	Year Ended		Year Ended		Year Ended
	December 30,	% of Net	December 31,	% of Net	December 31,	% of Net
	2006	Sales	2005	Sales	2004	Sales
	(Dollars in thousands)

Net sales	$638,973	100.0%	$379,855	100.0%	$165,927	100.0%
Cost of sales	426,109	66.7	244,916	64.5	113,813	68.6

Gross profit	212,864	33.3	134,939	35.5	52,114	31.4
Selling, general and administrative expenses	155,993	24.4	92,421	24.3	48,578	29.3
Management expenses	8,250	1.3	3,000	0.8	1,550	0.9
Restructuring and other infrequent expenses	908	0.1	1,713	0.4	—	—
Amortization of intangibles	12,572	2.0	8,515	2.2	4,617	2.8

Income (loss) from operations	35,141	5.5	29,290	7.8	(2,631)	(1.6)
Interest expense, net	42,401	6.6	21,887	5.8	18,601	11.2

(Loss) income before income taxes	(7,260)	(1.1)	7,403	2.0	(21,232)	(12.8)
Income tax (benefit) expense	(1,408)	0.2	4,321	1.1	(8,121)	(4.9)

Net (loss) income	(5,852)	(0.9)	3,082	0.9	(13,111)	(7.9)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(126)	—	158	—	207	0.1

Comprehensive (loss) income	$(5,978)	(0.9)%	$3,240	0.9%	$(12,904)	(7.8)%

2006 compared to 2005

Net (loss) income for 2006 was $(5.9) million compared to $3.1 million for 2005. Our results for 2006 include the following items:

•	amortization of $19.0 million of purchase price write-up of inventory to fair market value, which was charged to cost of sales in relation to the Easton acquisition;

•	settlement of lawsuits, which resulted in $8.1 million of expense;

•	expenses of $7.5 million related to severing senior level executives and reorganizing the combined company;

•	equity compensation expense of $3.1 million, comprising $0.8 million related to the redemption of vested units under the 2003 Equity Plan and $2.3 million related to the new 2006 Equity Plan;

•	expenses related to Sarbanes-Oxley compliance program of $0.8 million;

•	management expenses of $8.3 million, which reflect a $7.5 million payment to satisfy our contractual obligations to pay future management expenses;

•	restructuring and other infrequent expenses of $0.9 million, primarily related to the closure of our Chicago, Illinois manufacturing facility;

•	an increase in amortization of intangible assets of $4.1 million related to the Easton acquisition; and

•	increased interest expense of $20.5 million related to higher debt levels in 2006 as a result of the Easton acquisition.

Our results for 2005 included the following items:

•	equity compensation expense of $4.6 million, primarily related to the vesting of Class B Common Units of our parent awarded to certain members of our management and directors;

•	restructuring and other infrequent expenses of $1.7 million, primarily related to the closure of our Chicago, Illinois manufacturing facility, as well as other cost reduction activities to reduce our overall cost structure;

•	an increase in amortization of intangible assets of $3.9 million related to amortizing a full year of the Bell intangible assets; and

•	increased interest expense of $3.3 million related to higher debt levels in 2005 as a result of the acquisition of Bell.

Net Sales

Net sales for 2006 were $639.0 million compared to $379.9 million in 2005. The increase was primarily attributable to the inclusion of Easton from the date of acquisition on March 16, 2006. The following table sets forth, for the periods indicated, the impact to net sales related to the acquisition of Easton and the results for each of our segments:

					Change Due to
			Change		Acquisitions
	2006	2005	$	%	$	%
	(Dollars in millions)

Team Sports	$347.8	$132.8	$215.0	161.9%	$198.5	149.5%
Action Sports	291.2	247.1	44.1	17.8%	22.0	8.9%

	$639.0	$379.9	$259.1	68.2%	$220.5	58.0%

Net sales of the Team Sports segment for 2006 grew $215.0 million or 161.9% over the net sales for 2005, with $198.5 million of the growth attributable to the Easton acquisition. Growth related to football helmets, shoulder pads, apparel, reconditioning services and collectible products was $16.5 million. Net sales of the Action Sports segment grew $44.1 million or 17.8% in 2006 versus 2005, with $22.0 million of the growth attributable to the Easton acquisition. Growth related to cycling helmets and accessories and snow helmets was $22.1 million.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2006		2005
		% of		% of	Change Due to
	$	Net Sales	$	Net Sales	Acquisitions
	(Dollars in millions)

Gross profit	$212.9	33.3%	$134.9	35.5%	$58.6
Selling, general and administrative expenses	164.3	25.7%	95.4	25.1%	40.0
Restructuring and other infrequent expenses	0.9	0.1%	1.7	0.4%	—
Amortization of intangibles	12.6	2.0%	8.5	2.2%	4.1

Income from operations	$35.1	5.5%	$29.3	7.8%	$14.5

Gross Profit

For 2006, gross profit was $212.9 million, or 33.3% of net sales, compared to $134.9 million or 35.5% of net sales for 2005. The lower gross margin was primarily attributable to the acquisition of Easton and the resulting $19.0 million purchase accounting write-up of inventory to fair market value. In addition, the benefit of new product introductions, sales growth in products with higher gross margins and cost reduction efforts more than offset commodity cost increases.

Selling, General and Administrative Expenses

SG&A expenses increased $68.9 million in 2006 compared to 2005. The primary increase was due to the Easton acquisition. SG&A expenses in 2006 also reflect $8.1 million for the settlement of several lawsuits relating to product liability and lawsuits concerning the alleged infringement of a cycling helmet patent in France. We paid $7.5 million in 2006 to satisfy our contractual obligations to pay future management expenses and we incurred $7.5 million of expenses in 2006 to sever senior level executives. Equity compensation for 2006 decreased $1.5 million compared to 2005, attributable to a new equity incentive program introduced by our parent in conjunction with the Easton acquisition. Lastly, we incurred $0.8 million of expenses in relation to our Sarbanes-Oxley compliance program.

Restructuring and Other Infrequent Expenses

During 2006, we incurred approximately $0.9 million in expenses related to our plans for operational changes and initiatives to improve manufacturing efficiencies. See “Restructuring and Other Infrequent Expenses” for additional information.

Amortization of Intangibles

Amortization of intangibles increased $4.1 million to $12.6 million in 2006 from $8.5 million in 2005 as a result of amortization on intangible assets acquired in the Easton acquisition.

Interest Expense, Net

Net interest expense increased $20.5 million to $42.4 million for 2006 from $21.9 million in 2005. The increase was primarily due to increased debt related to the Easton acquisition, which included interest on (i) our new term loan of $335.0 million; and (ii) our new $70 million U.S revolving credit facility and Cdn $12 million Canadian revolving credit facility.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $1.4 million in 2006, an effective rate of 19.4%, compared to an income tax expense of $4.3 million in 2005, an effective rate of 58.4%. The effective tax rate in 2005 was negatively impacted by the non-deductible nature of our stock option program.

2005 compared to 2004

Net income for 2005 was $3.1 million compared to a loss of $13.1 million for 2004. Our results for 2005 included the following items:

•	variable equity compensation expense of $4.6 million, primarily related to the vesting of Class B Common Units of our parent awarded to certain members of our management and directors;

•	restructuring and other infrequent expenses of $1.7 million, primarily related to the closure of our Chicago, Illinois manufacturing facility, as well as other cost reduction activities to reduce our overall cost structure;

•	an increase in amortization of intangible assets of $3.9 million related to the Bell acquisition; and

•	increased interest expense of $3.3 million related to higher debt levels as a result of the acquisition of Bell.

Our results for 2004 included the following items:

•	cost of sales included $14.2 million of costs resulting from the purchase accounting write-up of inventories to fair market value during the fourth quarter in relation to the Bell acquisition;

•	an increase in amortization of intangible assets of $2.0 million related to the Riddell acquisition; and

•	increased interest expense of $5.8 million related to the write-off of debt issuance costs related to prior indebtedness refinanced during 2004, $2.9 million of interest expense related to the 8.375% senior subordinated notes and $1.4 million in bridge loan commitment fees related to the Bell acquisition.

Net Sales

Net sales for 2005 were $379.9 million compared to $165.9 million in 2004. The increase was primarily attributable to the inclusion of the Action Sports (formerly Individual Sports) segment for a full year versus a three-month period from time of acquisition in 2004. The following table sets forth, for the periods indicated, the impact to net sales of the acquisition of Bell and the results for each of our segments:

					Change Due to Bell
			Change		Acquisition
	2005	2004	$	%	$	%
	(Dollars in millions)

Team Sports	$132.8	$119.4	$13.4	11.2%	$—	—
Action Sports	247.1	46.5	200.6	431.4%	186.1	400.2%

	$379.9	$165.9	$214.0	129.0%	$186.1	112.2%

Net sales of the Team Sports segment for 2005 grew $13.4 million, or 11.2%, over the net sales for 2004. The growth in the Team Sports segment was primarily attributable to significant growth in the helmet, shoulder pad and apparel product sales categories. Also contributing to the increase in net sales was strong growth in our reconditioning business. The increase in these product categories are the result of our expanding sales force and a shift in mix towards our Revolution helmet, which is priced at a premium to our previous helmet offerings. Net sales of the Action Sports business grew $14.5 million in the fourth quarter of 2005 versus the comparable quarter in the prior year. Strong sales of snow products and increased European sales drove the majority of the increase with snow products increasing in the mid-teens and our European sales increasing in the low 30% range.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2005		2004		Change Due to Bell
	$	% of Net Sales	$	% of Net Sales	Acquisition
	(Dollars in millions)

Gross profit	$134.9	35.5%	$52.1	31.4%	$61.0
Selling, general and administrative expenses	95.4	25.1%	50.1	30.2%	42.7
Restructuring and other infrequent expenses	1.7	0.4%	—	—	—
Amortization of intangibles	8.5	2.2%	4.6	2.8%	3.9

Income (loss) from operations	$29.3	7.8%	$(2.6)	(1.6)%	$14.4

Gross Profit

For 2005, gross profit was $134.9 million or 35.5% of net sales compared to $52.1 million or 31.4% of net sales for 2004. The increase in gross profit was, in part, attributable to the acquisition of Bell and the full year of sales of Bell products reflected in 2005, as compared to one quarter in 2004. Also contributing to the increase was the negative impact in 2004 related to a $14.2 million purchase accounting write-up of inventory to fair market value as a result of the acquisition of Bell. Commodity cost increases during the year were offset by cost reduction efforts and the benefit of new product introductions at higher gross margins.

Selling, General and Administrative Expenses

SG&A expenses increased $45.3 million for 2005 compared to 2004. The primary increase in SG&A expenses was due to the acquisition of Bell. Team Sports SG&A expenses increased approximately $0.2 million or 0.1% when compared to 2004. We incurred approximately $2.9 million in expenses associated with establishing a corporate function to support the future business. Variable equity compensation for 2005 increased $4.6 million compared to 2004 attributable to the vesting of Class B Common Units of our parent awarded to certain members of management and our directors along with an increase in the underlying value of our equity.

Restructuring and Other Infrequent Items

During 2005, we incurred approximately $1.7 million in expenses related to our plan for operational changes and initiatives to improve manufacturing efficiencies. See “Restructuring and Other Infrequent Expenses” for additional information.

Amortization of Intangibles

Amortization of intangibles increased $3.9 million to $8.5 million in 2005 from $4.6 million in 2004 as a result of a full year of amortization on intangible assets acquired in the Bell acquisition.

Interest Expense, Net

Net interest expense increased $3.3 million to $21.9 million for 2005, up from $18.6 million for 2004. The increase was primarily due to increased interest on the new indebtedness incurred in connection with the Bell acquisition.

Income Tax Benefit (Expense)

We recorded an income tax expense of $4.3 million in 2005, an effective rate of 58.4%, compared to a $8.1 million benefit in 2004, an effective rate of 38.2%. The effective tax rate in 2005 was negatively impacted by the non-deductible nature of our stock option program.

Restructuring and Other Infrequent Expenses

In connection with our acquisition of Easton, we initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the closure of our manufacturing facility in Van Nuys, California, which relates to our Team Sports segment. We estimate that substantially all manufacturing at this location will cease during the second fiscal quarter of 2007. The closure of this facility is consistent with our strategy to lower overall product costs. The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in thousands)

Balance as of December 31, 2005	$—	$—	$—
Provision	2,100	2,238	4,338
Less: Cash Activity	(210)	—	(210)

Balance as of December 30, 2006	$1,890	$2,238	$4,128

The employee severance costs were accrued per our policy and relate to the termination of approximately 250 employees. As of December 30, 2006, 14 employees had been terminated. Total cash restructuring costs associated with the plan are expected to be approximately $4.1 million. Substantially all of the restructuring costs accrued as of December 30, 2006 are expected to be paid during 2007. The restructuring costs have been accrued in purchase accounting.

During 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the consolidation and integration of several facilities and announced the closure of our manufacturing operations in Chicago, Illinois, which relate to our Team Sports segment. Substantially all manufacturing at the Chicago, Illinois location ceased during 2005. We outsourced manufacturing of some of our parts and components previously undertaken at the Chicago, Illinois facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago, Illinois facility, consisting of land and building, is currently under contract for sale with an anticipated closing date in April 2007 and the carrying value of $940 is included in other assets as an asset held for sale. The following table summarizes the components of the restructuring initiated in 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Write-down of
	Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
	(Dollars in thousands)

Balance as of December 31, 2004	$—	$—	$—	$—	$—
Provision	250	542	46	875	1,713
Less: Non-cash activity	(250)	—	—	(250)	(500)
Cash activity	—	(473)	(31)	(625)	(1,129)

Balance as of December 31, 2005	—	69	15	—	84
Provision	164	—	—	744	908
Less: Non-cash activity	(164)	—	—	(391)	(555)
Cash activity	—	(69)	(15)	(353)	(437)

Balance as of December 30, 2006	$—	$—	$—	$—	$—

The write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. Employee severance and retention costs were accrued per our policy and related to the termination of 77 employees. As of December 30, 2006, all 77 employees had been terminated. The facility closure costs related to the final disposition of inventory located at the Chicago, Illinois facility that was deemed unusable in future operations. Restructuring costs are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Restructuring and Other Infrequent Expenses.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

In fiscal year 2005, we changed our reporting periods for operational purposes from calendar quarterly periods to 13-week periods ending on the Saturday nearest to the last day of each quarter. We believe that there are no material differences between the 2006 and 2005 fiscal quarters and that the results of the periods are comparable except for the effects of any acquisition in those periods.

The 2006 quarterly results below have been restated to reflect a $5.1 million change in purchase accounting for the Easton transaction. Gross profit for the second and third quarters of 2006 decreased by $2.6 million and $2.5 million, respectively.

	For the Following Quarterly Periods (Unaudited)
	First	Second	Third	Fourth
		(Restated)	(Restated)
	(Dollars in thousands)

2006:
Net sales	$111,172	$198,275	$186,485	$143,041
Gross profit	36,865	59,917	65,933	50,149
Income (loss) from operations	(1,242)	15,436	19,526	1,421
Net income (loss)	(7,744)	2,885	4,476	(5,469)
2005:
Net sales	$87,233	$103,781	$102,947	$85,894
Gross profit	31,779	40,026	37,454	25,680
Income from operations	5,333	12,325	10,893	739
Net income (loss)	169	3,475	2,430	(2,992)

Liquidity and Capital Resources

The cash generated from operating activities and availability under our senior secured credit facility are our principal sources of liquidity. Each are described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund our other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance. While we do not currently anticipate asking for any relief, it is possible that we would require relief in the future.

Senior Secured Credit Facilities

Existing Senior Secured Credit Facility

In connection with our acquisition of Easton, we, together with RBG Holdings Corp., or (“RBG”), and certain of our domestic and Canadian subsidiaries, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. This new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of December 30, 2006, we had $332.5 million outstanding under our term loan facility, $3.5 million outstanding under our U.S. revolving credit facility and we had availability to borrow an additional $63.0 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively. In addition, at December 30, 2006, outstanding letters of credit issued under the revolving credit facility totaled $3.5 million.

The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or a LIBOR rate, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate, based upon the Company’s leverage ratio as calculated under the credit agreement.

Under our senior secured credit facility, RBG and certain of our domestic subsidiaries have guaranteed all of our obligations (both U.S. and Canadian), and we and certain of our Canadian subsidiaries have guaranteed the obligations under the Canadian portion of our new revolving credit facility. Additionally, we and our subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for our U.S. and Canadian obligations (and related guarantees) under our senior secured credit facility. Furthermore, certain of our domestic subsidiaries and certain of our other Canadian subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under our Canadian revolving credit facility (and in the case of our domestic subsidiaries, the obligations (and related guarantees) under our senior secured credit facility generally).

Our senior secured credit facility imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test, a maximum capital expenditure limit and a minimum interest coverage ratio test. As of December 30, 2006, the Company was in compliance with all of its covenants.

Our senior secured credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts.

Prior Senior Secured Credit Facility

In connection with the acquisition of Bell in 2004, we entered into a senior secured credit facility that provided for a $50.0 million revolving credit facility and a $110.0 million U.S. dollar denominated term loan facility. This senior secured credit facility replaced our then-existing $30.0 million revolving credit facility and $50.0 million term loan facility. The revolving credit facility was scheduled to mature in September 2010. The term loan facility amortized at a nominal amount quarterly until it was scheduled to mature in September 2011. All of our obligations under this senior secured credit facility were fully and unconditionally guaranteed jointly and severally by our direct parent company, RBG, and all of our existing domestic subsidiaries, including Bell and Riddell. Interest accrued on amounts outstanding under the revolving credit facility, at our option, at a rate of LIBOR plus 2.75% or an alternate base rate plus 1.75%, and accrued on the amounts outstanding under the term loan facility, at our option, at a rate of LIBOR plus 2.50% or an alternate base rate plus 1.50%. This senior secured credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, as well as certain customary financial covenants and maintenance tests, including, among others, a minimum interest coverage test, a maximum leverage ratio test and a maximum capital expenditure limitation. As of December 31, 2005, we had total borrowings of $108.6 million under this senior secured credit facility of which $108.6 million was outstanding under the term loan facility. As of December 31, 2005, we had availability to borrow an additional $48.8 million under the revolving credit facility. In connection with our acquisition of Easton, we repaid all indebtedness outstanding under this senior secured facility. It was no longer outstanding as of December 30, 2006.

Senior Subordinated Notes

In September 2004, in connection with the acquisition of Bell, we issued $140.0 million of 8.375% senior subordinated notes due 2012 (the “Notes”). The Notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. Beginning October 1, 2008, we may redeem the Notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.

Before October 1, 2007, we may also redeem up to 35% of the Notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.

Other Matters

Operating activities provided $23.6 million of cash for the year ended December 30, 2006, compared to $8.5 million of cash provided in the year ended December 31, 2005. The increase in cash provided by operating activities reflects the impact of the Easton operations and reduced working capital usage. We had $225.0 million in working capital at December 30, 2006, as compared to $101.7 million at December 31, 2005. Accounts receivable and inventories, combined, were $174.7 million higher than at December 31, 2005.

The Team Sports business is seasonal and driven primarily by baseball and softball, football and ice hockey buying patterns. Sales of baseball and softball products and accessories occur primarily during the warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven primarily by hockey buying patterns with orders shipping in late spring for fall play.

Working capital typically experiences a buildup in the first half of the year as Team Sports seeks to balance its manufacturing and reconditioning facilities, and therefore, increases inventory. This pattern is magnified by the preference of many school districts to pay for items in the budget year in which they will be used. As July 1st often marks the start of the budget year for these customers, receivable balances generated during the first half of the year are historically reduced as collections are made in the second half of the year.

The Action Sports business is also seasonal and driven primarily by the warm weather months conducive to cycling. As such, the Action Sports sales are lowest during the fourth calendar quarter. The seasonal impacts have been mitigated slightly by the rise in snow sports sales which are sold primarily during the last two quarters of the year.

Action sports typically experiences an increase in working capital in the first two fiscal quarters of each year as it builds inventory for late spring and summer selling seasons and ships preseason cycling helmet and accessory orders. Working capital decreases in the third and fourth fiscal quarters as inventories are reduced through the summer selling season and accounts receivable are collected.

Capital expenditures for 2006 were $12.8 million compared to $5.0 million in 2005. We are in the process of implementing SAP’s Enterprise Resource Program (“ERP”), an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We employ an implementation team of engineers and expect to complete our phased roll-out of ERP across all of our businesses in 2008. We estimate the aggregate cost of implementation to be approximately $10.0 million. Through December 30, 2006, expenditures associated with this roll-out were approximately $5.0 million.

Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholder’s equity, was 59.6% at December 30, 2006 compared to 65.0% at December 31, 2005. The decrease was primarily attributable to the additional inflow of equity from new investors related to the acquisition of Easton.

From time to time, we review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our new senior secured credit facility or complete public or private offerings of debt securities.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2007 will be affected by the following:

•	Combination with Easton Sports. In March 2006, we completed our acquisition of Easton, a leading manufacturer of premium sporting goods equipment, which enhanced our position in the team sports market. We expect this combination to affect our results of operations in the following manner:

•	Amortization of Intangibles. The purchase price for Easton, including the refinancing of Easton’s existing indebtedness and transaction costs, was $405.5 million in cash of which $389.3 million was paid at close and $16.2 million of which was paid on July 20, 2006 to settle the working capital based purchase price adjustment. We accounted for this combination in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and, accordingly, we have allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. As a result, we recorded approximately $103.9 million of goodwill and approximately $166.1 million of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation. We expect the incremental impact of the amortization of these intangibles to reduce our income (loss) before income taxes by $4.9 million in 2007. This amortization, however, will also be tax deductible, and we expect this additional amortization to reduce our cash taxes in 2007.

•	Net Sales and Income from Operations. Our results of operations for the fiscal year ended December 30, 2006 included the results of operations of Easton from March 16, 2006. In the 12 months ended November 30, 2005, Easton’s prior fiscal year end, Easton generated $238.3 million of net sales.

•	Seasonality. Prior to our combination with Easton, we experienced significant seasonality in our business. As a result, we historically experienced a working capital buildup in the first three fiscal quarters of the year as we built inventory to meet seasonal demand and record trade receivables. During the third fiscal quarter, we typically began collecting these receivables and our inventories began to fall, reducing working capital. Working capital typically continued to fall through the end of the year. However, with our entry into the snow sports and powersports markets in recent years, the seasonality of our working capital levels has moderated. We expect that the sales of baseball, softball and ice hockey products following our combination with Easton will further moderate the seasonality of our business.

•	Integration Progress and Synergies. At the time we acquired Easton, we adopted a comprehensive integration plan, which included defining the management team of the combined company, communicating a new strategic plan and new accountability initiatives to our employees, establishing new milestones for our sales representatives, instituting a new organizational structure based on our business segments and adopting measures designed to integrate the cultures of the two companies. We have accomplished all of these immediate goals in 2006 and are now focused on identifying and capitalizing on cost-saving opportunities within our organization. Throughout 2007, we expect to realize cost savings as a result of the integration. We have eliminated numerous positions to reduce our annual compensation expense and consolidated our purchase of insurance. In addition, we have terminated the North American distribution agreement for Easton’s cycling products, and have started to sell those products through our direct sales force, allowing us to expand distribution and increase our margins on those products. We also plan to capitalize on other opportunities for cost reduction, including leveraging our increased purchasing power to secure lower prices from our various suppliers, realizing economies of scale in general administrative expenses, consolidating facilities and transferring more production from higher-cost U.S. facilities to Asian factories. The combination with Easton also creates opportunities to cross-sell products to customers and to create new products by leveraging the research and development capabilities of each company. We expect some of these cost savings will be offset by increased prices of raw materials as well as new investments in our infrastructure, distribution capabilities and product development.

•	Introduction of New Products. In 2007, we expect to introduce several new products that capitalize on the strength of our brands. Those introductions include goggles and eyewear under the Giro brand, an expanded line of composite bats under the Easton brand and new premium cycling and skiing helmets under the Bell and Giro brands. Successful new product introductions have historically driven enthusiasm for our brands and resulted in higher average selling prices and higher gross profit margins. We also expect that we will enter adjacent categories and sports from time-to-time through either organic initiatives or through acquisitions.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are in the process of implementing SAP’s Enterprise Resource Program (“ERP”), an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. We employ an implementation team of engineers and expect to complete our phased roll-out of ERP across all of our businesses in 2008. When completed, we expect that the system will streamline reporting and enhance internal controls.

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a new senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of December 30, 2006, the outstanding principal balance under our term loan facility was $332.5 million and we had $3.5 million outstanding under our U.S. revolving credit facility. We expect our interest expense to increase in 2007, as it will reflect a full-year of interest expense from our new senior secured credit facility. We presently hedge only a portion of our variable interest rate debt, and our actual interest expense will be largely determined by trends in the London Interbank Offered Rate (“LIBOR”).

Contractual Requirements

The future payments required under our significant contractual obligations as of December 30, 2006 are as follows:

		Payments Due By Period
	Total	2007	2008 to 2009	2010 to 2011	2012 and Beyond
	(Dollars in thousands)

Long-term debt(1)	$472,488	$3,350	$6,700	$6,700	$455,738
Interest payments related to long-term debt(2)	188,083	35,213	69,712	68,760	14,398
Capital lease obligations	280	57	71	64	88
Operating lease obligations	42,403	9,119	12,857	10,052	10,375
U.S. revolving credit facility	3,500	3,500	—	—	—
Sponsorship/royalty agreements	16,031	5,682	6,683	2,438	1,228

Total contractual cash obligations	$722,785	$56,921	$96,023	$88,014	$481,827

		Amount of Commitment Expiration per Period
	Total	2007	2008 to 2009	2010 to 2011	2012 and Beyond

Standby letters of credit and similar instruments	$3,540	$3,540	$—	$—	$—

Total commercial commitments and letters of credit	$3,540	$3,540	$—	$—	$—

(1)	Amounts include obligations pursuant to the senior secured credit facility that was outstanding on December 30, 2006. See “Liquidity and Capital Resources — Senior Secured Credit Facilities.”

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 in the Notes to Consolidated Financial Statements. We believe that our application of the policies discussed below involve significant levels of judgments, estimates and complexity. These estimates are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made.

Revenue Recognition.  Sales of products are recognized when title passes and risks of ownership have been transferred to the customer, which usually is upon shipment. Title generally passes to the dealer or distributor upon shipment from our facilities and the risk of loss upon damage, theft or destruction of the product in transit is the responsibility of the dealer, distributor or third party carrier. Reconditioning revenue is recognized upon the completion of services. Allowances for sales returns, discounts and allowances, including volume-based customer incentives, are estimated and recorded concurrent with the recognition of the sale. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

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

Inventories.  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on management’s assessment of slow-moving and obsolete inventory on a product-by-product basis. We record adjustments to our inventory for estimated obsolescence or a decrease in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from our expectations.

Long-Lived and Finite-Lived Intangible Assets.  We follow the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides that goodwill and trademarks, which have indefinite lives, are not amortized. The carrying values of all long-lived assets, excluding goodwill and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate). The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model. For goodwill on an annual basis the fair value of our reporting units are compared with their carrying value and an impairment loss is recognized if the carrying value of a reporting unit exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. The fair value of the reporting units are estimated using the discounted present value of estimated future cash flows. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and also as a result of changes in the discount rate.

Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from an effective interest method. We amortize certain acquired intangible assets on a straight-line basis over estimated useful lives of 7 to 19 years for patents, 7 to 20 years for customer relationships, 4 to 5 years for licencing and other agreements and 7 years for finite-lived trademarks and tradenames.

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

Product Liability Litigation Matters and Contingencies.  We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured or reconditioned by us or our subsidiaries and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot currently be determined. We estimate the uninsured portion of probable future costs and expenses related to claims, as well as incurred but not reported claims and record an accrual in this amount on our consolidated balance sheets. These accruals are based on managements’ best estimate of probable losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, actual results could vary substantially from these estimates resulting in future expense for these claims.

Derivative Instruments and Hedging Activity.  One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. These contracts are not designated as hedges, and therefore, under SFAS No. 133, “Accounting for Derivatives,” they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to SG&A in the Consolidated Statements of Operations and Comprehensive Income (Loss). At December 30, 2006, we had no foreign currency forward contracts outstanding.

Warranty Liability.  We record a warranty obligation at the time of sale based on our historical experience. We estimate our warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

Stock-Based Compensation.  Effective January 1, 2006, we have adopted Statement of Financial Accounting Standard (SFAS) No. 123R “Share Based Payment” (SFAS 123R) which amends SFAS No. 123 “Accounting for Stock Based Compensation,” (SFAS 123), which requires us to expense Units granted under equity compensation plans based upon the fair market value of the Units on the date of grant. We are amortizing the fair market value of Units granted over the vesting period of the Units and we are using the prospective method of adoption as defined under SFAS 123R.

For Units issued prior to January 1, 2006, we accounted for these Units using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We had adopted the disclosure only provision of SFAS 123.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. We are evaluating the impact that FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. We have not evaluated the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in U.S. dollars. During the fiscal years ended December 30, 2006, December 31, 2005 and December 31, 2004, approximately 87.5%, 93.8% and 94.1% of our net sales were in U.S. dollars, respectively, with substantially all of the remaining sales in Canadian dollars, Taiwan dollars and Euros. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia is finished goods rather than raw materials. As a result, with respect to many of our products we do not immediately experience the impact of commodity price changes or higher manufacturing wages. Such costs are generally passed on to us only after the vendors have experienced them for some time. However, because we generally purchase these goods in U.S. dollars, changes in the value of the U.S. dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. There were no foreign currency exchange forward contracts in effect at December 30, 2006. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into a senior secured credit facility, consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of December 30, 2006, the outstanding principal balance under our term loan facility was $332.5 million and we had $3.5 million outstanding under our U.S. revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate level would result in approximately a $2.4 million increase in interest expense for the fiscal year ended December 30, 2006.

As of June 15, 2006, our senior secured credit facility required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of December 30, 2006, approximately 56% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness. We have entered into an interest rate cap for $125.0 million of our outstanding term indebtedness.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended December 30, 2006 and included in this Item:

Page

Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	39
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 30, 2006, December 31, 2005 and December 31, 2004	40
Consolidated Statements of Stockholder’s Equity for the years ended December 30, 2006, December 31, 2005 and December 31, 2004	41
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and December 31, 2004	42
Notes to Consolidated Financial Statements	43
Employment Agreement
Certification of the CEO Pursuant to Section 302
Certification of the CFO Pursuant to Section 302
Certification of the CEO and CFO Pursuant to Section 906

The information under the heading “Quarterly Results” of Item 7 on page 28 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of
Easton-Bell Sports, Inc.

We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. (the “Company”) and subsidiaries as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 30, 2006 and December 31, 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company adopted FASB Statement No. 123R, “Share Based Payment” effective January 1, 2006.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
March 29, 2007

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amount)

	December 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$9,899	$3,632
Accounts receivable, net	182,234	87,459
Inventories, net	134,847	54,950
Prepaid expenses	10,449	7,656
Deferred taxes	10,224	9,361
Other current assets	1,611	1,758

Total current assets	349,264	164,816
Property, plant and equipment, net	34,198	18,945
Deferred financing fees, net	19,271	11,978
Intangible assets, net	330,445	176,544
Goodwill	207,327	100,003
Other assets	7,555	8,417

Total assets	$948,060	$480,703

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$1,100
Revolving credit facility	3,500	—
Current portion of capital lease obligations	36	64
Accounts payable	56,950	23,090
Accrued expenses	60,405	38,828

Total current liabilities	124,241	63,082
Long-term debt, less current portion	469,138	247,525
Capital lease obligations, less current portion	174	208
Deferred taxes	23,681	23,151
Other noncurrent liabilities	12,664	12,803

Total liabilities	629,898	346,769

Stockholder’s Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at December 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	334,432	144,226
Accumulated deficit	(16,509)	(10,657)
Accumulated other comprehensive income	239	365

Total stockholder’s equity	318,162	133,934

Total liabilities and stockholder’s equity	$948,060	$480,703

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004

Net sales	$638,973	$379,855	$165,927
Cost of sales	426,109	244,916	113,813

Gross profit	212,864	134,939	52,114
Selling, general and administrative expenses	155,993	92,421	48,578
Management expenses	8,250	3,000	1,550
Restructuring and other infrequent expenses	908	1,713	—
Amortization of intangibles	12,572	8,515	4,617

Income (loss) from operations	35,141	29,290	(2,631)
Interest expense, net	42,401	21,887	18,601

Income (loss) before income taxes	(7,260)	7,403	(21,232)
Income tax (benefit) expense	(1,408)	4,321	(8,121)

Net (loss) income	(5,852)	3,082	(13,111)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(126)	158	207

Comprehensive (loss) income	$(5,978)	$3,240	$(12,904)

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Amounts in thousands, except share data)

						Total
		Additional			Cumulative	Stockholder’s/
	Common	Paid-in	Member’s	Accumulated	Translation	Member’s
	Shares	Capital	Equity	Deficit	Adjustment	Equity

Balance as of December 31, 2003	—	$—	$70,054	$(628)	$—	$69,426
Capital distribution	—	—	(160)	—	—	(160)
Common shares issued in September 2004 reorganization from an LLC to a corporation	100	69,894	(69,894)	—	—	—
Capital attributable to vesting of management equity incentives in Parent’s equity	—	21	—	—	—	21
Capital contributed by Parent in connection with Bell acquisition	—	68,180	—	—	—	68,180
Capital attributable to acquisition costs paid by Parent	—	909	—	—	—	909
Net loss	—	—	—	(13,111)	—	(13,111)
Currency translation adjustment	—	—	—	—	207	207

Balance as of December 31, 2004	100	139,004	—	(13,739)	207	125,472
Capital attributable to vesting of management equity incentives in Parent’s equity	—	4,617	—	—	—	4,617
Capital contributed by Parent	—	605	—	—	—	605
Net income	—	—	—	3,082	—	3,082
Currency translation adjustment	—	—	—	—	158	158

Balance as of December 31, 2005	100	144,226	—	(10,657)	365	133,934
Capital contributed in connection with the Easton acquisition	—	191,367	—	—	—	191,367
Capital distribution	—	(4,270)	—	—	—	(4,270)
Other capital contributions by Parent	—	760	—	—	—	760
Equity compensation expense	—	2,349	—	—	—	2,349
Net loss	—	—	—	(5,852)	—	(5,852)
Currency translation adjustment	—	—	—	—	(126)	(126)

Balance as of December 30, 2006	100	$334,432	$—	$(16,509)	$239	$318,162

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004

Cash flows from operating activities:
Net (loss) income	$(5,852)	$3,082	$(13,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,879	13,809	7,327
Amortization of deferred financing fees	3,260	1,913	7,102
Deferred financing fees of old debt written off	1,613	—	—
Accrual of PIK interest	—	—	463
Stock compensation expense	2,349	4,617	21
Deferred income tax (benefit) expense	(5,120)	2,739	(8,602)
Effect of purchase accounting inventory write-up	19,010	—	14,201
Writedown of inventory	391	—	—
Fixed assets written off	164	290	—
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(13,523)	(20,586)	2,498
Inventories, net	(15,156)	(5,307)	6,769
Other current and noncurrent assets	1,317	1,584	(9,433)
Accounts payable	21,269	3,397	(53)
Accrued expenses	(6,857)	3,243	3,483
Other current and noncurrent liabilities	(139)	(259)	9

Net cash provided by operating activities	23,605	8,522	10,674

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,789)	(4,999)	(1,593)
Purchase of businesses, net of cash acquired	(407,415)	(363)	(236,479)

Net cash used in investing activities	(420,204)	(5,362)	(238,072)

Cash flows from financing activities:
Proceeds from revolving credit facility	104,154	113,669	56,705
Payments on revolving credit facility	(100,654)	(113,669)	(56,705)
Payments on new senior term notes	(2,512)	—	(49,063)
Proceeds from issuance of senior term notes	335,000	—	110,000
Payments on old senior term notes	(108,625)	(1,100)	(275)
Payments on subordinated notes, plus PIK interest	—	—	(20,774)
Proceeds from issuance of subordinated notes	—	—	140,000
Capital contribution	192,127	605	59,560
Capital distribution	(4,270)	—	—
Payments on capital lease obligations	(62)	(101)	(210)
Payment of debt issuance costs	(12,166)	(519)	(14,290)

Net cash provided by (used in) financing activities	402,992	(1,115)	224,948

Effect of exchange rate changes on cash and cash equivalents	(126)	158	207

Increase (decrease) in cash and cash equivalents	6,267	2,203	(2,243)
Cash and cash equivalents, beginning of year	3,632	1,429	3,672

Cash and cash equivalents, end of year	$9,899	$3,632	$1,429

See accompanying notes to consolidated financial statements.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except as specified)

1.	Business and Summary of Significant Accounting Policies

Organization and Business

References to the “Company” or “Successor” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries, and Riddell Sports Group and its consolidated subsidiaries, respectively, in each case, prior to its acquisition by Easton-Bell.

The Company, formerly known as Riddell Bell Holdings, Inc., was formed to acquire the Riddell business in a transaction that was completed on June 25, 2003. On September 30, 2004, the Company acquired the Bell business. On March 16, 2006, the Company acquired the Easton business and changed its name to Easton-Bell Sports, Inc. These transactions are further described in Note 2 and are included in the Company’s consolidated financial statements since their respective acquisition dates. Currently, Easton, Bell and Riddell are all subsidiaries of the Company.

The Company’s outstanding common stock and limited liability company member units prior to its reorganization to a corporation in September 2004, are owned by Easton-Bell Sports, LLC (the “Parent”) through its direct wholly owned subsidiary, RBG Holdings Corp (“RBG”).

The Company is a leading designer, developer and marketer of innovative sporting goods and related accessories under authentic brands. The Company’s products are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snow sports, powersports and skateboarding. The Company currently sells a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets) and Riddell (football and baseball equipment and reconditioning services).

Reporting Period

Beginning in 2005, the Company follows the concept of a 52 week fiscal year, which ends on the last Saturday in December. Fiscal year 2006 (“2006”) was comprised of 52 weeks and ended on December 30, 2006. Fiscal year 2005 (“2005”) was comprised of 52 weeks and ended on December 31, 2005. Fiscal year 2004 (“2004”) was comprised of 52 weeks and ended on December 31, 2004.

Principles of Consolidation

The consolidated financial statements of the Company and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Supply chain management and research and development expenses of $1,989 and $1,731 previously recorded in cost of sales in 2005 and 2004, respectively, have been re-classified into selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) to conform to the current year presentation. Such reclassification did not materially impact affected balances.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 30, 2006 and December 31, 2005 of $8,899 and $2,901, respectively, consisted of overnight repurchase agreements with financial institutions.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 30, 2006 and December 31, 2005 are net of allowances for doubtful accounts of $5,635 and $2,634, respectively. The Company sells its products to a wide range of customers. The customers are

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

not geographically concentrated. As of December 30, 2006 and December 31, 2005, 28.9% and 36.4%, respectively, of the Company’s gross accounts receivable were attributable to its top ten customers. In 2006 and 2005, one Action Sports customer (Wal-Mart) accounted for 13.9% and 22.6% of the Company’s net sales, respectively, but no other customer accounted for more than 10% of the Company’s net sales. In 2004, no customer accounted for more than 10% of the Company’s net sales. The Company’s top ten customers accounted for approximately 35.4%, 37.1% and 18.4% of the Company’s net sales for 2006, 2005, and 2004 respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. A general allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with the customer.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on management’s assessment of slow-moving and obsolete inventory on a product-by-product basis. At December 30, 2006 and December 31 2005, the Company had a reserve for excess and obsolete inventories of $7,007 and $6,421, respectively.

Inventories consisted of the following at December 30, 2006 and December 31, 2005:

	2006	2005

Raw materials	$27,348	$10,470
Work-in-process	3,236	463
Finished goods	104,263	44,017

	$134,847	$54,950

The cost of inventories acquired in 2006 included a purchase accounting write-up of $19,010 over the historical pre-acquisition costs. The entire $19,010 purchase price write-up was charged to cost of sales during the period from March 16, 2006 to December 30, 2006. The cost of inventories acquired in 2004 included a purchase accounting write-up of $14,201 over the historical pre-acquisition costs. The entire $14,201 purchase price write-up was charged to cost of sales during the period from October 1, 2004 to December 31, 2004.

Property, Plant and Equipment

Property and equipment are stated at acquisition cost less accumulated depreciation. Property under capital lease is recorded at the lower of fair market value of the asset or the present value of future minimum lease payments. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Depreciation, which includes amounts amortized under capital leases, is being computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the lesser of the lease term or their useful life, as follows:

Buildings and leasehold improvements	Ten to fourteen years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three years

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following at December 30, 2006 and December 31, 2005:

	2006	2005

Land	$105	$105
Building and leasehold improvements	9,066	6,928
Machinery and equipment	23,252	13,021
Office equipment and furniture	2,949	1,836
Computer equipment and software	10,613	2,669
Construction in progress	5,408	3,274

	51,393	27,833
Less accumulated depreciation	(17,195)	(8,888)

	$34,198	$18,945

Depreciation expense relating to all property and equipment amounted to $8,307, $5,294, and $2,710 for 2006, 2005 and 2004, respectively.

Capitalized costs of internal use software is amortized on a straight-line basis over the estimated useful life commencing from the date the software asset is ready for its intended use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Any goodwill and other indefinite-lived intangible assets resulting from acquisitions are not amortized. SFAS 142 prescribes that a fair value method of testing goodwill and other indefinite-lived intangible assets for impairment be completed on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the indefinite-lived intangible asset or a reporting unit (for goodwill) below its carrying value. The Company’s annual impairment assessments are performed as of the fiscal year end date by determining an estimate of the fair value of the Company’s indefinite-lived intangible assets or, for goodwill, the fair value of the reporting units in order to evaluate whether an impairment exists. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component.

The results of the Company’s analyses indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2006, 2005 or 2004.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s acquired intangible assets are as follows at December 30, 2006 and December 31, 2005:

	December 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Trademarks and tradenames	$1,702	$(840)	$1,702	$(594)
Customer relationships	59,180	(14,787)	49,280	(9,262)
Patents	60,345	(10,441)	38,345	(4,638)
Licensing and other	5,900	(998)	—	—

Total	$127,127	$(27,066)	$89,327	$(14,494)

Indefinite-lived intangible assets:
Trademarks	$230,384		$101,711

The Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 7 years for finite-lived trademarks and tradenames, 7 to 20 years for customer relationships, 7 to 19 years for patents, and 4 to 5 years for licensing and other agreements. The weighted average life for finite-lived trademarks and tradenames is 7.0 years, 12.4 years for customer relationships, 10.2 years for patents, 4.7 years for licensing and other agreements and the overall weighted average life for acquired intangibles assets is approximately 10.9 years. For 2006, 2005, and 2004 acquired intangible asset amortization was $12,572, $8,515 and $4,617, respectively. The Company estimates amortization of existing intangible assets will be $13,412 for each of 2007 and 2008, and $12,036, $11,914 and $9,592 for 2009, 2010 and 2011, respectively.

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

As a result of the Company’s acquisition of Bell in September 2004, the Company identified the Bell, Giro and Blackburn trademarks as indefinite-lived assets. See Note 2. The Bell, Giro and Blackburn trademarks have been in existence since 1952, 1986 and 1988, respectively. The Bell, Giro and Blackburn brands are currently sold in approximately 47 countries around the world. The Company plans to use these trademarks for an indefinite period of time and will continue to make investments in product development to enhance the value of the brands in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful life of the trademarks. The Bell, Giro and Blackburn trademark registrations can be renewed in the countries in which the Company operates at a nominal cost.

As a result of the Company’s acquisition of Easton in March 2006, the Company identified the Easton trademark as an indefinite-lived asset. The Company plans to use this trademark for an indefinite period of time and will continue to make investments in product development to enhance the value of the brand in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful life of the Easton trademark.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying amount of goodwill during the year ended December 30, 2006 and December 31, 2005 are summarized as follows:

	Team	Action
	Sports	Sports	Consolidated

Balance as of December 31, 2004	$41,607	$59,937	$101,544
Adjustment to purchase price allocations	173	(1,904)	(1,731)
Acquisitions	190	—	190

Balance as of December 31, 2005	41,970	58,033	100,003
Adjustment to purchase price allocations	1,029	640	1,669
Acquisitions	103,898	1,757	105,655

Balance as of December 30, 2006	$146,897	$60,430	$207,327

In 2006, the Company recorded approximately $103,898 for goodwill as part of the purchase price allocation related to the acquisition of Easton in accordance with SFAS, No. 141, “Business Combinations” and, accordingly, we have allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third-party asset valuation as of the acquisition date. Also in 2006, the Company acquired substantially all the assets of Cyclo Manufacturing and $1,757 was recognized as goodwill. The adjustments of $1,029 and $640 represent tax related purchase price adjustments. The $1,029 adjustment resulted from a correction of a tax adjustment made during purchase accounting related to the Riddell Sports acquisition and the $640 adjustment relates to a decrease of a deferred tax asset incorrectly recorded during purchase accounting related to the Bell Sports acquisition.

During 2005, Riddell paid $173 to the former owners of a business acquired in previous years and $190 for two businesses acquired during 2005. The payment for a business acquired in previous years resulted from the acquired business having achieved specified performance levels during designated periods subsequent to the acquisition. The payment was recorded as additional goodwill. In 2005, management also finalized its purchase price allocation in relation to the assets of Bell acquired by the Company on September 30, 2004 and increased goodwill by a net $145. The Company also identified an error in purchase accounting related to the Bell acquisition after the allocation period. The Company increased accounts receivable and deferred income taxes, decreased accrued liabilities and decreased goodwill during 2005 for $1,330 as the amount was not material to the current or prior periods. Also, the Company had previously recorded a valuation allowance against Canadian net operating losses. The Company utilized these operating losses in 2005 and goodwill was decreased for the reversal of this valuation allowance in the amount of $719.

Long-Lived Assets

During 2006 and 2005, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the lower of the carrying amount or fair value, less estimated costs to sell. During 2006 and 2005, the Company did not have any impairment of long-lived assets.

Deferred Financing Fees

Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. Accumulated amortization was $5,644 and $2,384 at December 30, 2006 and December 31, 2005, respectively.

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

The following is a reconciliation of the changes in the Company’s product warranty liability for 2006 and 2005. The increase in the warranty liability from the prior period is primarily related to the acquisition of Easton.

	Year Ended
	2006	2005

Beginning of year	$283	$283
Warranty liability acquired through Easton acquisition	2,764	—
Warranty costs incurred during the period	(4,174)	(182)
Warranty cost liability recorded during the period	4,108	182

End of year	$2,981	$283

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $4,227, $2,793 and $1,238, for 2006, 2005 and 2004, respectively.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Shipping and Handling

All shipping and handling fees billed to customers are included as a component of net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

Research and Development Expenses

The Company expenses all research and development costs as incurred. Research and development expenses were approximately $8,543, $5,213 and $2,232 for 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development expenses for 2004 also included approximately $600 of purchased research and development assets that had no alternative uses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts receivable allowances, inventory reserves, deferred income taxes, intangible assets, goodwill and certain other liabilities.

Foreign Currency Translation

The financial position and results of operations outside the United States are measured using the local currency as the functional currency. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated using the exchange rates at the balance sheet date. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholder’s equity. Gains and losses, which result from foreign currency transactions, are included in earnings. The Company recorded a transaction gain of $144, a gain of $200 and a gain of $10 for 2006, 2005, and 2004, respectively.

Fair Values of Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable” and “Accounts payable” approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s senior secured credit facility approximates fair value based on borrowing rates currently available to the Company for loans with similar terms and average maturities. The estimated fair value of the Company’s 8.375% senior subordinated notes based on their quoted market value was $141,491 and $129,850 compared to its carrying value of $142,891 and $145,600 at December 30, 2006 and December 31, 2005, respectively. See Note 4.

Stock-Based Employee Compensation

Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123R “Share Based Payment” (SFAS 123R) which amends SFAS No. 123 “Accounting for Stock Based Compensation,” (SFAS 123). SFAS 123R requires the Company to expense Units granted under equity compensation plans based upon the fair market value of the Units on the date of grant. The Company adopted SFAS 123R using the prospective method of adoption as defined under SFAS 123R. The Company amortizes the fair market value of Units granted over the vesting period of the Units.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For Units issued prior to January 1, 2006, the Company accounted for these Units using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company had adopted the disclosure only provision of SFAS 123.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company has not yet evaluated the impact, if any, which the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

2.	Acquisitions

On March 16, 2006 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of Easton. The purchase price for Easton, including the refinancing of Easton’s existing indebtedness and transaction costs, was $405,466 in cash of which $389,271 was paid on the Closing Date and $16,195 was paid on July 20, 2006 as a working capital adjustment. The purchase price for the acquisition of Easton was funded, in part, by an equity investment, proceeds from a new senior secured credit facility entered into in connection with the acquisition of Easton and existing cash.

Easton’s core business is developing, manufacturing, marketing and distributing baseball, softball, ice hockey and cycling components for both sports professionals and enthusiasts. Easton’s products are primarily sold and distributed through specialty retailers, sporting goods chains and distributors. Easton’s results of operations are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) from March 16, 2006.

In connection with the Easton acquisition, the Company, together with RBG and certain of the Company’s domestic and Canadian subsidiaries including Easton, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton, the Company’s new term loan facility was drawn in full, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. See Note 4.

In addition, prior to the consummation of the acquisition of Easton, the management agreements described in Note 13 were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company paid to Fenway Partners, LLC (formerly known as Fenway Partners, Inc.) (and its designee) $7,500, which payment was made just prior to the consummation of the acquisition of Easton. This amount is included in management expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Lastly, in connection with the consummation of the acquisition of Easton, the Parent repurchased approximately $4,270 of its outstanding Class A Common and Class B Common Units, many of which were held by the executive officers and employees of the Company. In addition, the Parent cancelled most of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders of such units at different vesting terms such that, following the consummation of the acquisition of Easton, substantially all outstanding Class B Common Units were unvested and subject to future vesting based on the similar terms. The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by the Parent which amended and restated the 2003 Equity Incentive Plan. The 2006 Equity Incentive Plan is described in Note 12 herein below.

The acquired net assets of Easton consisted primarily of inventories, accounts receivable, property, plant and equipment, tradenames, trademarks, customer relationships and patents for baseball, softball, ice hockey, cycling and other accessories. The acquisition of Easton was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party valuation as of the acquisition date. The Company recorded $103,898 of goodwill and $166,100 of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation.

For tax purposes domestic goodwill and identifiable intangibles associated with the Easton acquisition total $98,697 and $159,600, respectively and are amortized over a period of 180 months. With respect to the international goodwill and identifiable intangibles no tax deductions are permitted.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the allocation of the Easton acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their final fair values:

Net purchase price including cost of the transaction	$405,466
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	40,799
Less amounts allocated to specific asset categories:
Accounts receivable	(81,123)
Inventory	(83,888)
Other current assets	(3,434)
Property, plant and equipment	(11,273)
Other assets	(696)
Patents	(22,000)
Licensing agreements	(4,300)
Trademarks/Tradenames (indefinite-lived)	(128,300)
Non-compete agreement	(1,600)
Customer relationships	(9,900)
Net deferred tax liabilities relating to differences in the financial statements and the tax basis of certain assets and liabilities	4,147

Excess of cost over net assets acquired (goodwill)	$103,898

The weighted average useful lives of the acquired intangible assets are 7 years for patents, 20 years for customer relationships, 5 years for licensing agreements and 4 years for non-compete agreements. The weighted average life for the acquired intangible assets in total is 10.1 years.

During 2006, the Company acquired substantially all the assets of Cyclo Manufacturing for a cash amount of $1,949. The purchase was accounted for in accordance with SFAS No. 141, “Business Combinations” and $1,757 was recognized as goodwill.

The following pro forma data summarizes the results of operations for the years ended December 30, 2006 and December 31, 2005 as if the Easton acquisition had occurred at January 1, 2006 and 2005, respectively. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the dates indicated or what the results of operations may be in any future period.

	Year Ended	Year Ended
	December 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)

Net sales	$694,348	$619,337
Net loss	(2,953)	(4,388)

On September 30, 2004, the Company acquired Bell which became a wholly owned subsidiary of the Company. The acquisition of Bell was financed by an equity investment of $69,100 in the Parent by an investor group led by Fenway Partners Capital Fund II, L.P. and certain members of management, the borrowing by the Company of $110,000 under a seven-year term loan facility and $5,000 of borrowings under a $50,000 six-year revolving loan facility, and the issuance by the Company of $140,000 aggregate principal amount of its 8.375% senior subordinated notes due 2012. Proceeds of these financing arrangements were used to pay the merger consideration, refinance existing indebtedness of Riddell and Bell, and pay transaction costs.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The acquired assets and liabilities of Bell consisted primarily of inventories, accounts receivable, property, plant and equipment, tradenames, trademarks, customer relationships and patents for helmets, child/carriers and other accessories. The results of operations for the Bell acquisition have been included in the Company’s Consolidated Financial Statements from the date of acquisition. The acquisition of Bell was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party valuation as of the acquisition date. The Company recorded approximately $56,300 of goodwill and approximately $126,615 of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationship intangibles as part of the purchase price allocation.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

Net purchase price including cost of the transaction	$242,925
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	49,429
Less:
Current assets	(101,580)
Property, plant and equipment	(13,906)
Other assets	(182)
Trademarks	(62,419)
Patents	(32,496)
Customer relationships	(31,700)
Deferred tax assets relating to estimated value of tax net operating loss	(49,608)
Net deferred tax liabilities relating to differences in the financial statements and the tax basis of certain assets and liabilities	55,837

Excess of cost over net assets acquired (goodwill)	$56,300

3.	Restructuring

In connection with the Company’s acquisition of Easton, the Company initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the closure of one of its manufacturing facilities in Van Nuys, California, which relates to its Team Sports segment. The Company estimates that substantially all manufacturing at this location will cease during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs.

The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total

Balance as of December 31, 2005	$—	$—	$—
Costs accrued during purchase accounting	2,100	2,238	4,338
Less: Paid during the year	(210)	—	(210)

Balance as of December 30, 2006	$1,890	$2,238	$4,128

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The total accrual of $4,338 was included as part of the purchase accounting. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 250 employees. As of December 30, 2006, 14 employees had been terminated. The $4,128 of restructuring costs accrued at December 30, 2006 are expected to be paid during 2007.

During 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relates to its Team Sports segment. Substantially all manufacturing at the Chicago, Illinois location ceased during 2005. The Company outsourced manufacturing of some of its parts and components previously undertaken at the Chicago, Illinois facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. The Chicago, Illinois facility, consisting of land and building, is currently under contract for sale with an anticipated closing date in April 2007 and the carrying value of $940 is included in other assets as an asset held for sale.

The following table summarizes the components of the restructuring initiated in 2005 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

Balance as of December 31, 2004	$—	$—	$—	$—	$—
Provision	250	542	46	875	1,713
Less: Non-cash activity	(250)	—	—	(250)	(500)
Cash activity	—	(473)	(31)	(625)	(1,129)

Balance as of December 31, 2005	—	69	15	—	84
Provision	164	—	—	744	908
Less: Non-cash activity	(164)	—	—	(391)	(555)
Cash activity	—	(69)	(15)	(353)	(437)

Balance as of December 30, 2006	$—	$—	$—	$—	$—

The write-down of property, plant and equipment was primarily attributable to the rationalization of the Chicago, Illinois facility. Employee severance and retention costs were accrued per the Company’s policy and related to the termination of 77 employees. As of December 30, 2006, all 77 employees had been terminated. The facility closure costs related to the final disposition of inventory located at the Chicago, Illinois facility that was deemed unusable in future operations. Restructuring costs are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Restructuring and Other Infrequent Expenses.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Long-term Debt

Long-term debt consisted of the following at December 30, 2006 and December 31, 2005:

	2006	2005

Senior Secured Credit Facility:
Term loan facility	$332,488	$108,625
U.S. revolving credit facility	3,500	—
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	210	272

Total long-term debt	476,198	248,897
Less current maturities of long-term debt	(6,886)	(1,164)

Long-term debt, less current portion	$469,312	$247,733

On March 16, 2006, in connection with the Easton acquisition as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a new $335,000 term loan facility, (ii) a new $70,000 U.S. revolving credit facility and (iii) a new Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At December 30, 2006, the Company had $3,500 outstanding under the U.S. revolving credit facility and no amounts outstanding under the Canadian revolving credit facility.

The applicable margin percentage for the term loan is initially 1.75% for the London Interbank Offered Rate (“LIBOR”) and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate, based upon the Company’s leverage ratio as calculated under the credit agreement.

The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Under the terms of the pledge and security agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian pledge and security agreement entered into by the Canadian borrowers (certain affiliates of the Company) and certain of the Company’s domestic and Canadian subsidiaries, as well as the terms set forth in the Canadian collateral documents, the Canadian borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally).

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Credit Agreement limits the Company’s ability to incur or assume additional indebtedness, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and limits capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and a maximum capital expenditure limit.

The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of December 30, 2006, the Company was in compliance with all of its covenants.

On September 30, 2004, the Company issued $140,000 of 8.375% senior subordinated notes due 2012. The Company’s indebtedness under its senior subordinated notes was not amended in connection with the acquisition of Easton and otherwise remains outstanding. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.

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

As of December 30, 2006, the aggregate contracted maturities of long-term debt are as follows:

		Revolving	Capital
Fiscal Year Ending	Term Loan	Credit	Leases	Total

2007	$3,350	$3,500	$36	$6,886
2008	3,350	—	24	3,374
2009	3,350	—	24	3,374
2010	3,350	—	22	3,372
2011	3,350	—	22	3,372
Thereafter	455,738	—	82	455,820

	$472,488	$3,500	$210	$476,198

Cash payments for interest were $33,661, $20,759 and $7,752 for 2006, 2005 and 2004, respectively.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At December 30, 2006, outstanding letters of credit issued under the revolving credit facility totaled $3,540. The amount of unused lines of credit at December 30, 2006 and December 31, 2005, was $73,257 and $48,844, respectively. The weighted average interest rate on the short term borrowings under the credit facility outstanding at December 30, 2006 and December 31, 2005, was 8.3% and 7.3%, respectively.

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In connection with the refinancing on the Closing Date, the Company expensed $1,613 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The Company also incurred bank and other fees of $15,489 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $12,166 as new debt acquisition costs and recorded $3,323 as expense during the year ended December 30, 2006, for bank and other third party fees that did not qualify for capitalization. In addition, the Company amortized $3,260, $1,913 and $7,102 of debt issuance costs during 2006, 2005, and 2004, respectively.

On November 17, 2006, EB Sports Corp., a subsidiary of the Company’s parent and the direct parent of RBG (and therefore an indirect parent of the Company), entered into a Credit Agreement with Wachovia Investment Holdings, LLC, as administrative agent for a group of lenders, pursuant to which EB Sports Corp. borrowed $175.0 million for the purpose of paying a dividend (the “EBS Credit Agreement”). The loan matures on May 1, 2012. The EBS Credit Agreement imposes limitations on EB Sports Corp. and its direct and indirect subsidiaries, including RBG and Easton-Bell, to, among other things, incur additional indebtedness, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, declare or pay dividends or make distributions, repurchase stock, prepay subordinated debt and enter into transactions with affiliates. The EBS Credit Agreement contains events of default, including but not limited to nonpayment of principal, interest, fees or other amounts when due, failure to comply with certain provisions, cross-payment-default and cross-acceleration to certain indebtedness, dissolution, insolvency and bankruptcy events and material judgments. Some of these events of default allow for grace periods and materiality concepts. Borrowings under the EBS Credit Agreement bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 6.00% per annum. EB Sports Corp. has the option to pay interest either in cash or in-kind by adding such interest to principal.

Borrowings under the EBS Credit Agreement are not guaranteed by Easton-Bell or any of its subsidiaries and are senior unsecured obligations of EB Sports Corp. However, given that EB Sports controls the Company’s direct parent, EB Sports has the ability, subject to the terms of the Company’s existing senior secured credit facility and any other agreements which limit the Company’s ability to declare and pay dividends, to obtain money from the Company and its subsidiaries in order to fund its obligations under such loan.

5.	Accrued Expenses

Accrued expenses consist of the following at December 30, 2006 and December 31, 2005:

	2006	2005

Salaries, wages, commissions and bonuses	$13,902	$9,224
Advertising	6,009	9,754
Restructuring	4,128	84
Defective products	1,990	3,566
Rebates	2,634	2,129
Warranty	2,981	283
Product liability — current portion	2,162	2,057
Royalties	2,458	1,586
Interest	3,604	3,100
Other	20,537	7,045

	$60,405	$38,828

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Leases

The Company leases various facilities and equipment.  As of December 30, 2006, future minimum commitments for capital leases and for operating leases with non-cancelable terms are as follows:

	Capital	Operating
Fiscal Year Ending	Leases	Leases

2007	$57	$9,119
2008	37	6,845
2009	34	6,012
2010	32	5,505
2011	32	4,547
Thereafter	88	10,375

Total minimum lease payments	280	$42,403

Less amount representing interest	(70)

Present value of minimum lease payments, including current maturities of $36	$210

Property and equipment includes the following amounts under capital leases at December 30, 2006 and December 31, 2005:

	2006	2005

Leasehold improvements	$246	$212
Machinery and equipment	4	35
Furniture and fixtures	158	178

	408	425
Less accumulated depreciation	(242)	(206)

	$166	$219

Rent expense for operating leases was approximately $7,713, $4,631 and $2,791 for 2006, 2005 and 2004, respectively.

7.	Employee Benefit Plans

As of December 30, 2006, the Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Expense for these plans was approximately $0, $6 and $34 for 2006, 2005 and 2004, respectively. Further disclosures have not been made due to the immateriality of these plans.

As of December 30, 2006, the Company maintained three defined contribution plans covering substantially all of its non-union employees. The Company’s contributions to these plans are based on a percentage of employee contributions, with the Easton plan including a discretionary component and are funded and charged to expense as incurred. Expenses related to these plans amounted to approximately $1,755, $620, and $313 for 2006, 2005 and 2004, respectively.

8.	Segment Information

The Company has two reportable segments: Team Sports and Action Sports. The vast majority of Easton’s activity is reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team products and reconditioning services related to certain of these products. The Company’s Action Sports segment, formerly known as Individual Sports, consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. Following the acquisition of

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Easton, the Company’s Action Sports segment includes Easton’s cycling business. The Company evaluates segment performance primarily based on income from operations excluding stock compensation expense, management expenses, restructuring expenses, amortization of intangibles and corporate expenses. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expenses, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

Segment results for 2006, 2005, and 2004 are as follows:

	Team	Action
	Sports	Sports	Consolidated

Year ended December 30, 2006:
Net sales	$347,791	$291,182	$638,973
Income from operations	38,637	32,849	71,486
Depreciation	4,219	4,088	8,307
Capital expenditures	2,828	9,961	12,789
Year ended December 31, 2005:
Net sales	$132,798	$247,057	$379,855
Income from operations	19,045	31,005	50,050
Depreciation	1,742	3,552	5,294
Capital expenditures	2,122	2,877	4,999
Year ended December 31, 2004:
Net sales	$119,407	$46,520	$165,927
Income (loss) from operations	12,737	(9,007)	3,730
Depreciation	1,956	754	2,710
Capital expenditures	660	933	1,593

As of December 30, 2006 and	Team	Action
December 31, 2005, Respectively	Sports	Sports	Consolidated

Assets
2006	$587,267	$360,793	$948,060
2005	158,778	321,925	480,703

For 2006, 2005 and 2004, Respectively	2006	2005	2004

Segment income from operations	$71,486	$50,050	$3,730
Stock compensation expense	(3,097)	(4,617)	(21)
Restructuring and other infrequent expenses	(908)	(1,713)	—
Amortization of intangibles	(12,572)	(8,515)	(4,617)
Management expenses	(8,250)	(3,000)	(1,550)
Corporate expenses	(11,518)	(2,915)	(173)

Consolidated income (loss) from operations	$35,141	$29,290	$(2,631)

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a) Net sales by customer location for 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Net sales:
North America	$546,778	$343,000	$157,002
Europe	77,841	32,470	7,419
Other	14,354	4,385	1,506

	$638,973	$379,855	$165,927

(b) Property, plant and equipment by location as of December 30, 2006 and December 31, 2005 was as follows:

	2006	2005

North America	$33,837	$18,564
Other	361	381

	$34,198	$18,945

(c) Total assets by location as of December 30, 2006 and December 31, 2005 was as follows:

	2006	2005

North America	$943,009	$479,004
Other	5,051	1,699

	$948,060	$480,703

9.	Product Liability, Litigation and Other Contingencies

Product Liability

The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Management retains the services of an independent actuarial services firm and has established an accrual for probable losses based on this analysis, their previous claims history and available information on alleged claims.

The Company maintains product liability insurance coverage under policies that include a combined primary and excess policy written under multi-year programs with a combined limit of $23,000 expiring in January 2009, and an annual excess liability policy providing an additional limit of $20,000 excess of $23,000 expiring in January 2008, for a total limit of $43,000. These policies provide coverage against claims resulting from alleged injuries sustained during the policy period, subject to policy terms and conditions. The primary portion of the multi-year product liability policy is written with a $3,000 limit per occurrence, structured as a limit of $2,250 (fully funded by the Company) excess of a $750 self-insured retention.

Litigation and Other Contingencies

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

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During 2006, the Company incurred adverse rulings in two lawsuits filed in France alleging infringement of a bicycle helmet patent. During 2006, the Company was also served with a third lawsuit in France and a lawsuit in Germany related to the same matter. This matter has been settled subsequent to December 30, 2006. Refer to Note 16 herein for additional information regarding this matter.

10.	Income Taxes

Income tax expense (benefit) consisted of the following for December 30, 2006, December 31, 2005 and December 31, 2004:

	2006	2005	2004

Current tax expense:
Federal	$—	$628	$42
State	800	514	87
Foreign	2,912	440	352

	3,712	1,582	481

Deferred tax expense (benefit):
Federal	(2,916)	2,439	(7,306)
State	(1,082)	(419)	(1,296)
Foreign	(1,122)	719	—

	(5,120)	2,739	(8,602)

	$(1,408)	$4,321	$(8,121)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 30, 2006, December 31, 2005 and December 31, 2004 is as follows:

	2006	2005	2004

Provision for income taxes at United States federal statutory rate of 35%	$(2,541)	$2,569	$(7,431)
State and local income taxes, net of federal income tax effect	247	(61)	(832)
Taxes on foreign income which differ from the United States statutory rate	(160)	39	345
Non-deductible equity compensation expense	1,084	1,616	—
Tax effect of other permanent items	329	112	(203)
Other	(367)	46	—

	$(1,408)	$4,321	$(8,121)

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities are as follows:

	2006	2005

Deferred income tax assets:
Receivable reserves	$1,601	$2,018
Inventory	2,714	3,277
Accrued expenses and reserves	8,756	7,923
Net operating loss carryforwards	45,319	39,678
Other	2,097	541

Total deferred tax assets	60,487	53,437
Deferred income tax liabilities:
Property, plant and equipment	197	405
Intangible assets	66,724	59,063
Other	510	1,246

Total deferred tax liabilities	67,431	60,714
Valuation allowance	(6,513)	(6,513)

Total net deferred income tax liability	$(13,457)	$(13,790)

At December 30, 2006, the Company had estimated net operating loss carryforwards available for U.S. federal income tax purposes of approximately $120,545. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is limited to $101,999, which is the main reason for the valuation allowance of $6,513. These net operating losses will begin to expire in 2012 through 2024.

Income (loss) before income taxes, consisted of the following:

	2006	2005	2004

Domestic	$(16,515)	$4,191	$(21,093)
Foreign	9,255	3,212	(139)

(Loss) Income before income taxes	$(7,260)	$7,403	$(21,232)

The Company has cumulative undistributed earnings of non-U.S. subsidiaries of $40,594 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits paid to the jurisdictions in which the income was earned.

Cash paid for income taxes was $6,444, $849 and $545 for the years ended December 30, 2006, December 31, 2005 and December 31, 2004, respectively.

11.	Derivative Instruments and Hedging Activity

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of December 30, 2006, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a foreign subsidiary that enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 30, 2006, the Company had no foreign currency exchange forward contracts outstanding.

The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of December 30, 2006, the Company had approximately 56% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. Additional interest expense of $61 related to the interest rate cap was recorded in the year ended December 30, 2006. The fair market value of the interest rate cap at December 30, 2006 was $66.

12.	Stock-Based Employee Compensation

On March 16, 2006, the Parent adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated its 2003 Equity Incentive Plan (the “2003 Plan”). The 2006 Plan provides for the issuance of Class B Common Units of the Parent (“Units”). These Units represent profit interests in the Parent. The Class B unit holders are entitled to share in the distribution of profits of the Parent above a certain threshold which is defined as the fair value of the unit at the date of grant. The Units issued under the 2006 Plan vest based on both time and performance. Time vesting occurs over a four-year period, and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the Units, whether subject to time or performance vesting, become vested in the event of an initial public offering. If a change of control occurs and a holder of the Units issued under the Plan continues to be an employee of the Company or one of its subsidiaries, then a portion of the Units subject to performance vesting will vest in various amounts depending on the internal rate of return achieved by certain investors in the Parent as a result of the change of control. The total Units available for awards are 38,381,984. The Units qualify as equity instruments.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123. “Accounting for Stock Based Compensation” using the prospective transition method.

Under SFAS 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, floor of the Unit (dividend threshold) of $2.14, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate of 4.94%, dividend yield of 0% and an expected volatility rate of 46% based upon a peer group of companies given no historical data for the Units and a forfeiture rate of 7.73%.

Accordingly, the Company records compensation expense using the fair value of the Units granted after the adoption of SFAS No. 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of December 30, 2006, the

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

The fair value of the 32,198,435 Units granted under the 2006 Plan during 2006, was $16,389, comprising $9,833 for time vesting and $6,556 for performance vesting units. In connection with the acquisition of Easton, the Parent redeemed 4,987,176 vested Units under the 2003 Plan as of the date of acquisition at a cost of $3,577. Additional compensation expense recognized during 2006 related to the redemption was $748. Additionally, the Parent cancelled 13,988,442 unvested Units under the 2003 Plan and granted an equal number of Units under the 2006 Plan. Unrecognized compensation cost related to the modification of the unvested 2003 Plan Units as of date of the modification was $2,584 in accordance with the modification provisions in SFAS 123(R).

Total compensation expense related to the equity incentive plan recorded during 2006 was $3,097 and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 30, 2006, there was $14,979 of unrecognized compensation costs, net of actual and estimated forfeitures, related to the Units comprising of $8,987 related to time based vesting units and $5,992 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 3 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations and provided pro forma net income disclosures for employee stock grants made as if the minimum-value based method defined in SFAS No. 123 had been applied. Share-based compensation expense related to the Units granted under the 2003 Plan recorded in accordance with APB No. 25 was $4,617 for 2005, and treated all awards as “variable” under APB No. 25.

The Company’s Unit activity for 2006 under the Plan is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value

Outstanding at December 31, 2005	20,233,228	$1.36
Redeemed	(4,987,176)	$1.41
Cancelled	(13,988,442)	$1.35
Granted	32,198,435	$2.14
Forfeited	(2,568,309)	$2.09

Outstanding at December 30, 2006	30,887,736	$2.11

Vested Units at December 30, 2006	841,078	$1.50

Easton-Bell Sports, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Related Party Transactions

The Company, its subsidiaries, RBG and the Parent entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is an affiliate of the Parent, pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management fee equal to the greater of $3,000 or 5% of the Company’s previous fiscal year’s EBITDA (Earnings Before Income Taxes, Depreciation and Amortization).

Pursuant to the management agreements, the Company expensed and paid these entities $750, $3,000 and $1,550 for 2006, 2005 and 2004, respectively, which is included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the consummation of the acquisition of Easton, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, LLC (and its designee) $7,500, which payment was made immediately prior to the consummation of the acquisition of Easton. These expenses paid to Fenway Partners, LLC are also included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In addition, pursuant to such agreements, Fenway Partners, LLC, also received reimbursement of out of pocket expenses of approximately $2,228 in connection with expenses incurred by them related to the acquisition of Easton. These amounts are included in the acquisition costs.

Jas. D. Easton, Inc. is an affiliate of James L. Easton, a member of the Board of Managers of the Parent, and former owner of Easton. On February 1, 2006, the Company entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton, and the Company consummated the acquisition of Easton on March 16, 2006. Pursuant to the transaction, the Company paid the seller $385,000 in cash, of which approximately $11,550 was placed in escrow to satisfy certain post-closing obligations of the seller. In addition, a post-closing adjustment of $16,195 was paid in July 2006, based on the determination of closing working capital. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify the Company for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneous with the closing of the acquisition of Easton, Jas. D. Easton, Inc. purchased equity in the Parent pursuant to a subscription agreement in an aggregate amount of $25,000.

In connection with the acquisition of Easton, Easton and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton, including the Easton brand name. Pursuant to these agreements, Easton has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with the Company’s products or services. Easton has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Lastly, Easton entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton a license to use certain trademarks solely in connection with specific products or services.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. The Company paid approximately $2,149 in rent pursuant to such affiliate leases for the year ended December 30, 2006.

On October 1, 2004, Bell entered into a consulting agreement with Terry Lee, a member of the Board of Managers of the Parent. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide the Company and its affiliates with certain consulting services relating to Bell. In exchange for his services, Mr. Lee is entitled to annual compensation of $100. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until the Company elects not to extend the agreement.

The Ontario Teachers Pension Plan Board, a member of the Parent, received reimbursement of out of pocket expenses of approximately $1,472 in conjunction with expenses incurred by them related to the acquisition of Easton. These reimbursements were included in the Easton acquisition costs.

14.	Supplemental Guarantor Condensed Financial Information

In September 2004, in connection with the acquisition of Bell, the Company (presented as issuer in the following tables) issued $140.0 million of 8.375% senior subordinated notes due 2012. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The indenture governing the senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of our domestic subsidiaries (the “Guarantors”). All other subsidiaries of the Company do not guarantee the senior subordinated notes (the “Non-Guarantors”).

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for 2006. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below. Similar information for 2005 and 2004 has not been presented as the non-guarantor subsidiaries of the Company in those years were minor in accordance with Paragraph (f) of Rule 3-10 of Regulation S-X issued by the Securities and Exchange Commission of the United States.

Easton-Bell Sports, Inc.

Condensed Consolidating Balance Sheet
December 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,527	$2,685	$5,687	$—	$9,899
Accounts receivable, net	—	164,428	17,806	—	182,234
Inventories, net	—	122,686	12,161	—	134,847
Prepaid expenses	2,301	7,811	337	—	10,449
Deferred taxes	5,205	5,019	—	—	10,224
Other current assets	—	1,131	480	—	1,611

Total current assets	9,033	303,760	36,471	—	349,264

Property, plant and equipment, net	5,094	27,680	1,424	—	34,198
Deferred financing fees, net	19,271	—	—	—	19,271
Investments and intercompany receivables	749,737	23,899	9,210	(782,846)	—
Intangible assets, net	—	323,945	6,500	—	330,445
Goodwill	16,195	185,941	5,191	—	207,327
Other assets	—	7,555	—	—	7,555

Total assets	$799,330	$872,780	$58,796	$(782,846)	$948,060

Liabilities & Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	3,500	—	—	—	3,500
Current portion of capital lease obligations	—	36	—	—	36
Accounts payable	—	55,214	1,736	—	56,950
Accrued expenses	4,620	48,549	7,236	—	60,405

Total current liabilities	11,470	103,799	8,972		124,241

Long-term debt, less current portion	469,138	—	—	—	469,138
Capital lease obligations, less current portion	—	174	—	—	174
Deferred taxes	—	19,879	3,802	—	23,681
Other noncurrent liabilities	—	7,330	5,334	—	12,664
Long-term intercompany payables	560	659,396	—	(659,956)	—

Total liabilities	481,168	790,578	18,108	(659,956)	629,898

Total stockholder’s equity	318,162	82,202	40,688	(122,890)	318,162

Total liabilities & stockholder’s equity	$799,330	$872,780	$58,796	$(782,846)	$948,060

Easton-Bell Sports, Inc.

Condensed Consolidating Statement of Operations
Year Ended December 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$590,662	$75,318	$(27,007)	$638,973
Cost of sales	—	399,554	54,518	(27,963)	426,109

Gross profit	—	191,108	20,800	956	212,864
Selling, general and administrative expenses	14,304	132,319	8,464	906	155,993
Management expenses	8,250	—	—	—	8,250
Restructuring and other infrequent expenses	—	908	—	—	908
Amortization of intangibles	—	12,572	—	—	12,572

Income (loss) from operations	(22,554)	45,309	12,336	50	35,141
Interest expense, net	25,549	17,219	(145)	(222)	42,401
Share of net income of subsidiaries under equity method	37,875	8,591	—	(46,466)	—

Income (loss) before income taxes	(10,228)	36,681	12,481	(46,194)	(7,260)
Income tax (benefit) expense	(9,190)	(1,194)	3,890	5,086	(1,408)

Net income (loss)	$(1,038)	$37,875	$8,591	$(51,280)	$(5,852)

Easton-Bell Sports, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
December 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$(1,038)	$37,875	$8,591	$(51,280)	$(5,852)
Non-cash adjustments	(378,523)	344,522	25,267	51,280	42,546
Changes in operating assets and liabilities, net of effects of acquisitions	(4,490)	9,889	(18,488)	—	(13,089)

Net cash (used in) provided by operating activities	(384,051)	392,286	15,370	—	23,605
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,094)	(5,745)	(1,950)	—	(12,789)
Purchase of businesses, net of cash acquired	(16,195)	(383,331)	(7,889)	—	(407,415)

Net cash used in investing activities	(21,289)	(389,076)	(9,839)	—	(420,204)
Cash flows from financing activities:
Capital contributions, net	187,857	—	—	—	187,857
Proceeds from debt, net	227,301	—	—	—	227,301
Other, net	(12,166)	—	—	—	(12,166)

Net cash provided by (used in) financing activities	402,992	—	—	—	402,992
Effect of exchange rate changes on cash and cash equivalents	—	(—)	(126)	—	(126)

Increase (decrease) in cash and cash equivalents	(2,348)	3,210	5,405	—	6,267
Cash and cash equivalents, beginning of year	3,875	(525)	282	—	3,632

Cash and cash equivalents, end of year	$1,527	$2,685	$5,687	$—	$9,899

15.	Quarterly Results of Operations (Unaudited)

During the fourth quarter of 2006, the Company made final purchase accounting adjustments with respect to the Easton acquisition. It was determined that the inventory write-up recorded initially in purchase accounting at the date of acquisition and charged to cost of sales during the first three quarters of the year was understated by $5,135. The Company corrected the amount during the fourth quarter and charged the additional inventory write-up of $5,135 to cost of sales. The amounts previously reported for gross profit, income (loss) from operations and net income (loss) for the second and third quarters have been restated to reflect the effect of the additional inventory write-up on the cost of sales in those quarters.

	For the Following Quarterly Periods (Unaudited)
		Second	Third
	First	(Restated)	(Restated)	Fourth
	(Dollars in thousands)

2006:
Net sales	$111,172	$198,275	$186,485	$143,041
Gross profit	36,865	59,917	65,933	50,149
Income (loss) from operations	(1,242)	15,436	19,526	1,421
Net income (loss)	(7,744)	2,885	4,476	(5,469)
2005:
Net sales	$87,233	$103,781	$102,947	$85,894
Gross profit	31,779	40,026	37,454	25,680
Income from operations	5,333	12,325	10,893	739
Net income (loss)	169	3,475	2,430	(2,992)

16.	Subsequent Event

During the first quarter of 2007, we settled several lawsuits affecting the Company. The cases included product liability lawsuits and lawsuits filed against the Company concerning its alleged infringement of a cycling helmet patent in France and other countries, as discussed in Note 9. In connection with the settlement of the cycling helmet patent infringement lawsuits, the Company will enter into a royalty-bearing license agreement for the remaining duration of the patents. Our 2006 financial statements include adequate reserves for the settlements referenced above, and the impact to our 2006 financial statements from these lawsuits was an expense of approximately $8.1 million, excluding legal fees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 30, 2006, the end of the fiscal period covered by this annual report. The SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management team with the participation of the Chief Executive Officer and the Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting at our Bell Sports subsidiary described below.

Our policies and procedures did not provide for effective oversight and review of the reconciliation of accounts of our Bell Sports subsidiary at the end of each month. As a result, various balance sheet reclassifications and audit adjustments were required prior to the issuance of the audited consolidated financial statements included with this annual report. A number of these adjustments related to the fact that our personnel did not have sufficient knowledge to appropriately reconcile accounts following the implementation of SAP’s Enterprise Resource Program at Bell Sports, and there was not adequate review of these reconciliations and related supporting documentation to ensure that our accounting at month end was in accordance with generally accepted accounting principles. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. The impact of these adjustments, however, did not require the restatement of any of our financial statements and was not material in the aggregate to our fiscal 2006 results of operations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s Remediation Plans

Management, with the oversight of our audit committee, is committed to effectively remediating the material weakness explained above. Our efforts throughout 2007 will be focused on remediating the identified material weakness as expeditiously as possible, with the goal to remediate the material weakness prior to December 29, 2007. Although we are still discussing and finalizing the specifics of these plans, they currently include the following: (i) redesigning and implementing new review and approval procedures and processes associated with reconciling accounts at month end; (ii) providing additional training for select accounting personnel at our Bell Sports subsidiary; and (iii) increasing the oversight by our accounting department of month-end account reconciliations.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors and the board of managers of our parent, Easton-Bell Sports, LLC, are controlled by Fenway Partners Capital Fund II, L.P. The board of managers of our parent is comprised of the same individuals as our board of directors. The following table sets forth certain information regarding our directors and executive officers as of the date of this annual report:

Name	Age	Position

James L. Easton	72	Chairman
Anthony M. Palma	45	Chief Executive Officer and Director
Mark Tripp	48	Chief Financial Officer, Senior Vice President and Treasurer
Daniel J. Arment	46	Executive Vice President, General Manager Mass-Market Division
Dan Jelinek	42	President of Team Sports
Kwai Kong	44	President of Specialty Business
Richard D. Tipton	50	Senior Vice President, General Counsel and Secretary
Jackelyn E. Werblo	53	Senior Vice President of Human Resources
William Beane	45	Director
Shael J. Dolman	35	Director
Mark Genender	43	Director
Peter Lamm	56	Director
Terry Lee	59	Director
Timothy Mayhew	40	Director
Aron Schwartz	36	Director
Lee L. Sienna	55	Director
Peter V. Ueberroth	70	Director
Richard E. Wenz	57	Director

James L. Easton joined our board of directors and became Chairman in connection with the closing of our acquisition of Easton. Since 1973, Mr. Easton has served as Chairman and CEO of Jas. D. Easton, Inc. and Chairman of Easton. Mr. Easton was elected as a member of the International Olympic Committee (IOC) in 1994, and in 2002, was elected as a member of the IOC Executive Board and one of the four Vice Presidents of the IOC. He presently serves on the IOC Nominations Commission and IOC Marketing Commission and is a member of the United States Olympic Committee (USOC) Board of Directors. He has been a member of Ambassadors International Board of Directors (AMIE) since 1995 and served as a member of Ambassadors Group Board (EPAX) from 2001 to 2005. Mr. Easton was President of Federation Internationale de Tir a l’Arc (FITA — International Archery Federation) from 1989 until 2005 and is currently a member of the Board of Directors for the following not-for-profit boards: the Amateur Athletic Foundation of Los Angeles and the Board of Visitors of the Anderson School of Management at UCLA.

Anthony M. Palma has served as our Chief Executive Officer since April 2006 and joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Palma previously served as the President and Chief Executive Officer of Easton since July 1995. Prior to that, Mr. Palma served as Chief Financial Officer of Jas. D. Easton, Inc. since 1993. Prior to joining Jas. D. Easton, Inc. in 1993, Mr. Palma was with KPMG Peat Marwick from 1985 to 1993.

Mark Tripp has served as our Chief Financial Officer since April 2006 and as our Senior Vice President of Finance and Treasurer since November 2006. Mr. Tripp previously served as the Chief Financial Officer and Vice President of Finance for Easton since 2001. From 1998 to 2001, he was with the Black & Decker Corporation working as Director of Finance for the Hardware & Home Improvement Group and the Division Controller for Price Pfister. From 1991 to 1998, Mr. Tripp was with Corning, Inc. where he held various finance positions. Prior to joining Corning, Inc. Mr. Tripp was with Deloitte & Touche from 1984 to 1991. Mr. Tripp is a certified public accountant in New York State.

Daniel J. Arment has served as our Executive Vice President, General Manager Mass-Market Division since January 2005. Prior to that time, from September 2001 to December 2004, Mr. Arment was Vice President of Mass Sales for Bell and Bell Riddell Holdings. From 2000 to 2001, Mr. Arment was Vice President of National Sales for the Speedo Division of the Authentic Fitness Corporation. From 1991 to 2000 Mr. Arment served in various sales and customer marketing positions including Vice President of Field Sales for the Mass Cosmetics and Beauty Care Division of Revlon Inc., a leading world wide health and beauty care company. Prior to 1991, Mr. Arment worked for the Paper Art Company Inc./A Mennen Company and Playtex Family Products, Inc. Mr. Arment graduated from Colgate University in 1983 with a B.A. in Political Science.

Dan Jelinek has served as our President of Team Sports since April 2006. Mr. Jelinek previously served as the Global Vice President of Sales for Easton since 1998. From 1996 to 1998, he was the director of U.S. hockey sales for Easton and prior to that acted as its Eastern Regional Sales Manager from 1993 to 1996. Mr. Jelinek worked as a territory sales representative in New England from 1990 to 1993 and began his career with Easton as a professional hockey and football promotional representative in 1988.

Kwai Kong serves as our President of Specialty Business. Mr. Kong joined Bell in 1994 when VistaLite was acquired by Bell. From 1999 to 2000, Mr. Kong served as Bell’s Vice President of R&D and Manufacturing. In 2000, Mr. Kong assumed his present position. Previously, Mr. Kong was Chief Executive Officer and co-founder of VistaLite and a Project Engineer at Armstrong World Industries. Mr. Kong holds a B.S. in Engineering and a B.A. in Mathematics from Swarthmore College.

Richard D. Tipton has served as our Senior Vice President, General Counsel and Secretary since July 2006. From 2000 to 2006, Mr. Tipton was Vice President, General Counsel and Secretary of Water Pik Technologies, Inc., a manufacturer of health care, heating and pool products. From 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President — Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

Jackelyn E. Werblo has served as our Senior Vice President, Human Resources since April 2006. Prior to that time, from April 2005, Ms. Werblo was Vice President of Human Resources for the company. From April 2000 to January 2004, Ms. Werblo was Vice President, Product Strategy and HR Outsourcing Services for SynHRgy HR Technologies. This company was acquired by Mercer, Inc. a global human resources consulting firm in January 2004. From January 2004 to April, 2005, Ms. Werblo was a Senior Consultant in the Mercer HR Services division, a human resources outsourcing design and delivery practice. From 1997 through April 2000, Ms. Werblo was employed by Zurn Plumbing Products where she was Director, Compensation and Benefits, and then Director, Human Resources. From 1995 to 1997 Ms. Werblo was Vice President of Compensation and Benefits for Zale Corporation. Ms. Werblo was Director of Compensation, Benefits and Risk Management for LSG/SKYChefs from 1990 to 1995. From 1983 to 1990, Ms. Werblo held various corporate human resources management positions with Santa Fe Pacific Corporation (now known as BNSF). Ms. Werblo holds a master’s degree in industrial relations and human resources from Loyola University (Chicago).

William “Billy” Beane has been one of our directors since 2005. Mr. Beane also serves as the general manager of the Oakland A’s, one of the most successful regular-season teams in major league baseball, a position that he has held since 1997. Prior to becoming the general manager of the Oakland A’s, Mr. Beane served as the assistant to the Oakland A’s general manager and as an advance scout. He is also a former major league baseball player and played for the New York Mets, the Minnesota Twins, the Detroit Tigers and the Oakland A’s.

Shael J. Dolman joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Dolman is a Director at Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board. Mr. Dolman joined Ontario Teachers’ Pension Plan Board in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. He is a director of Worldspan Technologies Inc. and The Hillman Group, Inc.

Mark Genender has been one of our directors since 2004. Mr. Genender is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. Prior to joining Fenway Partners in December 1996, Mr. Genender was the Director of Sales and Channel Development in the Nabisco International division of Nabisco Holdings Inc. Previously, Mr. Genender held various senior management positions in Field Sales, Operations and Finance with the Frito-Lay division of PepsiCo Inc. Prior to joining PepsiCo, Mr. Genender was with Goldman, Sachs & Co. in both London and New York. He is a director of Harry Winston and Targus Group International, Inc.

Peter Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America Inc., a family business. Mr. Lamm serves as a director of Panther Expedited Services, Inc., Greatwide Logistics Services and American Achievement Corporation.

Terry Lee has been one of our directors since 2004. Mr. Lee also serves as Co-Chairman of Bell Automotive Products, Inc. and is a Managing Director and co-founder of Hayden Capital Investments. In 1984, Mr. Lee and a partner acquired Bell Sports, Inc. and Mr. Lee served as Chairman and Chief Executive Officer of Bell from 1989 to 1998 and as Interim Chief Executive Officer in 2000. From 1998 to 2004, Mr. Lee served as Chairman of Bell. Prior to joining Bell, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where he began his career in sales and distribution and ultimately served as Senior Vice President of Sales before departing in 1983.

Timothy Mayhew has been one of our directors since 2004. Mr. Mayhew is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. He is a director of Targus Group International, Inc. and Panther Expedited Services, Inc.

Aron Schwartz has been one of our directors since 2004. Mr. Schwartz is a Managing Director of Fenway Partners, LLC. Mr. Schwartz joined Fenway Partners in August 1999 from Salomon Smith Barney, where he was an associate in the Financial Entrepreneurs Group. There he worked on a variety of financings and advisory assignments for companies owned by financial sponsors. Mr. Schwartz is a certified management accountant and a member of the California State Bar.

Lee L. Sienna joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He is a director of Samsonite Corporation. Mr. Sienna is also a chartered accountant.

Peter V. Ueberroth joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Ueberroth is a managing director of Contrarian Group, Inc., a business management company, where he has served since 1989. He is also owner and Co-Chairman of the Pebble Beach Company. Mr. Ueberroth has served as Chairman of the Board of the United States Olympic Committee since June 2004. He previously served as Commissioner of Major League Baseball and as President and Chief Executive Officer of the Los Angeles Olympic Organizing Committee for the 1984 Los Angeles Olympic Games. He is a Director of Ambassadors International Inc. and Adecco S.A., a Swiss staffing company, the Coca-Cola Company and Hilton Hotels Corporation.

Richard E. Wenz joined our board of directors in July 2006. Mr. Wenz is a consultant and private investor. From 2000 to 2003, Mr. Wenz was an operating affiliate of DB Capital Partners, LLC, the private equity investment group of Deutsche Bank A.G. Mr. Wenz also served as Chief Executive Officer of Jenny Craig International from 2002 to 2003. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions with Professional Golf Corporation, Electrolux Corporation, The Regina Company and Wilson Sporting Goods Company. Mr. Wenz began his career in 1971 with Arthur Young & Co. (predecessor of Ernst & Young LLP) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant, and he currently serves on the Board of Directors of Hunter Fan Company, Strategic Partners, Inc. and Summer Infant Company.

Code of Ethics

We have not adopted a formal, written code of ethics within the specific guidelines as promulgated by the Securities and Exchange Commission. We have verbally communicated the high level of ethical conduct expected from all of our employees, including our officers, and we intend to adopt a written code of ethics as soon as practicable.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the audit committee are Messrs. Wenz, Dolman and Schwartz. Our board of directors has determined that Mr. Wenz is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission rules.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Philosophy

At Easton-Bell we design all of our compensation programs to retain and as necessary attract key employees who are motivated to achieve outstanding results. Our programs are designed to reward superior performance based on team and individual performance. Annual compensation programs recognize the impact of revenue growth each year. Long term equity based incentives reward executives for achieving increased value over a specified term. Our executive compensation programs impact all employees because these programs help establish our performance expectations and our general approach to rewards. As part of our overall philosophy of pay for performance, we have developed an innovative performance management program which measures the results of all employees and executives in a common way. This encourages our business leaders to work together to create a high performance environment that is reinforced by constant attention to our and each individual’s goals and expectations. This linkage between expectations, results and compensation assures that all employees are focused on the long term success of the company and that compensation is performance-based throughout the company.

We believe that the performance of the executives in managing our company should be considered in light of general economic and specific company, industry and competitive conditions. We believe that our compensation programs for our executives should reflect our success as a management team, in attaining key operating objectives, such as growth of sales, growth of operating earnings and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased value for us. We also believe that individual performance should be evaluated annually and considered in compensation decisions.

Overview of Compensation and Process

Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our parent, health, disability and life insurance and perquisites. Our compensation committee consists of Messrs. Lamm, Easton, Genender and Sienna. It generally meets in December to formally approve the annual incentive plans for the next year. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally March each year. At that same meeting, the compensation committee reviews and considers annual increases and additive equity awards for key executives. Accordingly, bonus awards for 2006 were recently approved by the compensation committee following its receipt of the audited results appearing in this annual report.

As part of this review, the history of all the elements of each executive’s total compensation over each of the past three years is evaluated and compared to the compensation of other executive officers in an appropriate market comparison group. Typically, our chief executive officer, currently Mr. Palma, makes compensation recommendations to the compensation committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The chairman of our board, currently Mr. Easton, then makes compensation recommendations to the compensation committee with respect to the chief executive officer. Mr. Palma was not present at the meeting when his compensation was discussed by the committee. The compensation committee has the authority to accept or adjust any such recommendations.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the compensation committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual objectives for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of their unique skills and capabilities to support long-term performance of the company;

•	performance of their general management responsibilities; and

•	contribution as a member of the management team.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our entry into new markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis in the form of bonus compensation to reward superior performance against specific short-term goals.

Compensation Consultant

From time to time, the compensation committee may request and receive counsel from Watson Wyatt, a global human resources consulting company that has within its firm an extensive executive compensation consulting practice. In December 2006, Watson Wyatt was retained to provide independent analysis of the compensation of key executives as compared to national industry averages as obtained through market surveys and an analysis of similarly sized companies, which was then summarized and presented to the compensation committee.

The committee took this analysis into consideration when setting base salaries for 2007 and used them as a basis to making changes to the executive bonus programs for 2007.

Base Salary and Bonus

It is the goal of the compensation committee to establish salary compensation for our executive officers based on our company’s operating performance relative to comparable peer companies. It is our policy to pay our chief executive officer competitively and on a basis that is relative to both the market and other members of our senior management team. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

The management incentive plan is designed to reward our executives for the achievement of shorter-term financial goals, principally EBITDA (as reported to our lenders), and working capital. It is our general philosophy that management be rewarded for their performance as a team in the attainment of these goals, but that individual performance be accounted for as well. Thus, executive bonuses may be adjusted if individual performance has been less than expected or required. We believe that this is important to aligning our executive officers and promoting teamwork among them, and also in maintaining each executive’s personal commitment to delivering superior results.

Equity Incentives

A significant goal of our compensation is to afford our executives an opportunity to participate in our performance through direct equity interests in our parent, Easton-Bell Sports, LLC. We accomplish this goal by giving certain qualifying executives the right to purchase Class A Common Units of our parent directly or by making grants of Class B Common Units of our parent to managers, directors, employees, consultants or advisers pursuant to the terms of our parent’s equity incentive plan.

In 2006, in connection with the consummation of our acquisition of Easton, our parent repurchased approximately $4.3 million worth of its outstanding Class A Common Units and Class B Common Units, many of which were held by its executive officers and employees. In addition, many of the outstanding unvested Class B Common Units were forfeited by the holders and our parent reissued new unvested Class B Common Units to the holders in the same amount, but all different vesting terms such that, upon consummation of our acquisition of Easton, substantially all outstanding Class B Common Units were unvested and would vest on the same terms.

Direct Investment

In July 2006, shortly after our acquisition of Easton, we provided certain qualifying executives who were former employees of Easton the opportunity to invest cash in our parent to purchase Class A Common Units of our parent at the same price as the investors who purchased such units immediately prior to the acquisition. Class A Common Units represent limited liability company membership interests in our parent. Class A Common Units are entitled to a preference on distributions until $2.1419 has been distributed to each holder of Class A Common Units. The holders of Class A Common Units are entitled to receive distributions of their allocated percentages of our parent’s taxable net income to make tax payments.

On November 17, 2006, EB Sports, a subsidiary of our parent and the direct parent of RBG (and therefore an indirect parent of our company), borrowed $175.0 million for the purpose of paying a dividend. In connection with that loan, the net proceeds borrowed by EB Sports, approximately $171.5 million were paid to our parent as a dividend and in turn the board of managers of our parent approved a distribution to the members of our parent in the aggregate amount equal to $171.5 million less transaction fees and expenses. Such distribution was made in

December 2006 to the holders of Class A Common Units and was distributed in accordance with the terms of its limited liability company agreement. Each holder of Class A Common Units received approximately $0.82 per unit in such distribution.

Equity Incentive Plan

Our parent adopted a 2006 Equity Incentive Plan on March 16, 2006, which amended and restated its 2003 Equity Incentive Plan. The purpose of the equity plan is to advance the interests of our parent to attract and retain managers, directors, employees, consultants or advisers who are in a position to make significant contributions to the success of our parent and to encourage such persons to take into account the long-term interests of our parent, us and our subsidiaries.

Class B Common Units represent limited liability company membership interests in our parent. The Class B Common Units constitute “profits interests” and therefore are permitted to received distributions only after specified amounts have been paid the holders of Class A Common Units of our parent. Pursuant to the terms of our parent’s limited liability company agreement, after the preference on the Class A Common Units has been paid, Class B Common Units issued prior to September 1, 2004 are entitled to a preference on distributions until $0.4717 has been distributed to each holder of such Class B Common Units. After the preference on the Class B Common Units issued prior to September 1, 2004, the Class B Common Units issued prior to March 16, 2006 are entitled to a preference on distributions until $0.6702 has been distributed to each holder of such Class B Common Units. Distributions that would otherwise have been made on Class B Common Units issued after the closing of our acquisition of Easton will be reduced up to the amount of such distribution until the aggregate amount of all such reductions equals the amount of distributions to which the holders of Class A Common Units would be entitled to receive if, immediately prior to the issuance of such unit, the assets of our parent were sold at their fair market value, the liabilities of our parent were paid in full and the remaining proceeds were distributed in accordance with our parent’s limited liability company agreement. Such reduction is to be paid on a pro rata basis to holders of Class A Common Units and Class B Common Units. Class B Common Units are not entitled to vote and Class B Common Units are subject to certain vesting restrictions set forth in the Class B Common Unit Certificate issued to such person which restricts the holder of such units from receiving distributions. The holders of Class A Common and Class B Common Units are entitled to receive distributions of their allocated percentages of our parent’s taxable net income to make tax payments.

The board of managers of our parent and its designees administer the equity plan. The administrator of the equity plan has the authority, in its sole discretion, to select participants to receive awards, to determine the time of receipt, the number of Class B Common Units subject to each award and to establish any other terms, conditions and provisions of the awards under the equity plan. The awards granted under the equity plan will vest at such time or times as the administrator of the equity plan may determine and the administrator of the equity plan may accelerate the vesting of any award at any time. Generally, time vesting occurs over a four-year period, and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. A portion of the Class B Common Units granted, whether subject to time or performance vesting, become vested in connection with an initial public offering. If a change of control occurs and a holder of Class B Common Units continues to be an employee of the Company or one of its subsidiaries, then a portion of the units subject to performance vesting will vest in various amounts depending on the internal rate of return achieved by certain holders of Class A Common Units as a result of the change of control.

Except as otherwise determined by the administrator of the equity plan or as expressly provided in an employment agreement between a participant under the equity plan and our parent or one of its subsidiaries, if a participant under the new equity plan is terminated from employment with our parent or one of its subsidiaries for cause (as described in the equity plan or such participant’s employment agreement, as applicable), then all awards held by such participant, whether or not they are vested, will terminate and be forfeited. Additionally, except as otherwise determined by the administrator of the new equity plan or as expressly provided in an employment agreement between a participant under the new equity plan and our parent or one of its subsidiaries, if the employment of a participant under the new equity plan is terminated for any reason other than for cause, then all unvested awards will terminate.

Perquisites

We limit the perquisites that we make available to our executive officers. Our executives are entitled to few benefits that are not otherwise available to all of our employees. The sole benefit available to the Executive Management team is an insured supplemental medical benefits program that reimburses executives for certain medical expenses not otherwise paid through the group medical plan. In addition, three officers are provided with a car allowance.

Post-Employment Compensation

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. In 2006, executive officers participated in the Easton Sports, Inc. 401(k) Plan or the Bell Sports 401(k) Plan, depending on the company from which they joined. The matching contribution for Messrs. Palma, Tripp and Jelinek, under the Easton Sports, Inc. 401(k) Plan provided a matching contribution as follows: 100.0% of the first $500 of compensation, then 50.0% of the next $500 of compensation, then 25.0% of any amount above $1,000 of compensation that the executive contributed to the plan, limited to 2.0% of compensation. In addition, we may provide a discretionary profit sharing contribution, which in 2006, equaled 2.5% of compensation, subject to applicable legal limits.

For Messrs Kong and Arment, participating in 2006 in the Bell Sports 401(k) Plan, during any plan year, we will contribute to each participant a matching contribution equal to 50.0% of the first 5.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. All our executive officers participated in our 401(k) plans during fiscal 2006 and received matching contributions.

Specific Compensation of Named Executive Officers

The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of the individuals who served as our chief executive officer in 2006 (which includes Anthony M. Palma, our current chief executive officer, and William N. Fry, who served as our chief executive officer prior to our acquisition of Easton), the individuals who served as our chief financial officer in 2006 (which includes Mark Tripp, our current chief financial officer, and Paul A. Lehmann, who served as our chief financial officer prior to our acquisition of Easton) and the three most-highly compensated individuals serving as executive officers at the end of 2006 (which includes Daniel J. Arment, our executive vice president and general manager, mass market, Kwai Kong, the president of our specialty business, and Dan Jelinek, the president of our team sports business). As described below, Mr. Fry’s employment with us terminated on March 16, 2007 and Mr. Lehmann’s employment with us terminated on April 30, 2006.

Summary Compensation Table

				Option
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)(8)	Compensation	($)

Anthony M. Palma,	2006	$593,750	$740,115	$301,715	$66,240	$1,701,820
Chief Executive Officer(1)
William N. Fry,	2006	488,847	400,000	342,656	1,896,210	3,127,713
President and Chief Executive Officer(1)(2)
Mark Tripp	2006	230,229	169,610	65,871	62,985	528,695
Chief Financial Officer(3)
Paul A. Lehmann,	2006	106,692	75,000	—	465,395	647,087
Executive Vice President and Chief Financial Officer(3)(4)
Daniel J. Arment,	2006	262,693	198,750	81,954	223,852	767,249
Executive Vice President, General Manager of Mass Market(5)
Kwai Kong,	2006	262,693	198,750	97,514	287,056	846,013
President of Specialty Business(6)
Dan Jelinek,	2006	272,449	210,000	65,871	38,951	587,271
President of Team Sports(7)

(1)	Mr. Palma’s employment with us began on March 16, 2006 in connection with our acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment. In conjunction with the acquisition, Mr. Fry, who then served as our chief executive officer, became President of Action Sports. All other compensation for Mr. Palma includes $47,859 paid pursuant to the distribution made by our parent in December 2006, $10,000 for car allowance, $5,500 for a company profit sharing contribution, $2,234 for medical expenses, $518 for long-term disability insurance premiums and $129 for holiday gift cards.

(2)	Mr. Fry’s employment with us terminated on March 16, 2007. In connection with the consummation of our acquisition of Easton, our parent repurchased approximately $1,409,678 of its outstanding Class A Common Units and Class B Common Units from Mr. Fry. In addition, Mr. Fry received $267,468 in connection with the December 2006 distribution by our parent, a $200,000 retention bonus, $11,700 for car allowance, $810 for life insurance premiums, $1,054 for medical expenses, and $5,500 for company matching 401(k) plan contributions. Such amounts are included in all other compensation.

(3)	Mr. Tripp’s employment with us began on March 16, 2006 in connection with the acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment. In conjunction with the acquisition, Mr. Lehmann resigned his position as Chief Financial Officer. All other compensation includes $47,859 paid to Mr. Tripp pursuant to the distribution made by our parent in December 2006, $5,500 for a company profit sharing contribution, $5,000 for car allowance, $3,981 for medical expenses, $518 for long-term disability insurance premiums and $127 for holiday gift cards.

(4)	Mr. Lehmann’s employment with us was terminated on April 30, 2006. Shortly thereafter, Mr. Lehmann executed a separation agreement with us. Pursuant to that agreement, Mr. Lehmann was paid severance in the amount of $294,635. In addition, Mr. Lehmann received $155,618 in relocation benefits, $8,400 for car allowance, $5,500 for company matching 401(k) plan contributions and $1,242 for life insurance premiums. Such amounts are included in all other compensation.

(5)	In connection with the consummation of our acquisition of Easton, our parent repurchased approximately $143,392 worth of its outstanding Class B Common Units from Mr. Arment. In addition, Mr. Arment received $50,150 in connection with the December 2006 distribution by our parent, $24,000 for housing allowance, $5,500 for company matching 401(k) plan contributions and $810 for life insurance premiums. Such amounts are included in all other compensation.

(6)	In connection with the consummation of our acquisition of Easton, our parent repurchased approximately $175,143 of its outstanding Class B Common Units from Mr. Kong. In addition, Mr. Kong received $105,873 in connection with the December 2006 distribution by our parent, $5,500 for company matching 401(k) plan contributions and $540 in life insurance premiums. Such amounts are included in all other compensation.

(7)	Mr. Jelinek’s employment with us began on March 16, 2006 in connection with our acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment. All other compensation includes $28,715 paid to Mr. Jelinek pursuant to the distribution made by our parent in December 2006, $5,500 for a company profit sharing contribution, $4,091 for medical expenses, $518 for long-term disability insurance premiums and $127 for holiday gift cards.

(8)	For all named executive officers, option awards include the Class B Common Units of our parent granted to such officer under our equity incentive plan during 2006. The amount set forth in the table reflects the amounts reported for financial statement reporting purposes for fiscal year 2006 in accordance with SFAS 123R. The assumptions made in establishing such amounts are more fully described in Note 12 to the audited consolidated financial statements included in Item 8 of this annual report.

Grants of Plan Based Awards

		Estimated Future
		Payouts under
		Non-Equity	All Other Option
		Incentive Plan	Awards: Number of	Exercise or Base	Grant Date Value of
		Awards	Securities	Price of Option	Stock and Option
		(Target)	Underlying Options	Awards	Awards
Name	Grant Date	($)(1)	(#)(2)	($/Sh)(3)	($)(4)

Anthony M. Palma		740,115
	5/1/2006		5,542,168.449	$2.1419	$5,026,747
William N. Fry		400,000
	3/16/2006		3,762,970.944	$2.1419	$3,413,015
Mark Tripp		169,610
	5/1/2006		1,209,979.914	$2.1419	$1,097,452
Paul A. Lehmann		75,000
Daniel J. Arment		198,750
	5/12/2006		105,125.811	$2.1419	$95,349
	3/16/2006		794,874.189	$2.1419	713,002
Kwai Kong		198,750
	5/12/2006		100,000.000	$2.1419	$90,700
	3/16/2006		970,882.046	$2.1419	870,881
Dan Jelinek		210,000
	5/1/2006		1,209,979.914	$2.1419	$1,097,452

(1)	The amounts set forth in this table represent estimated payouts under annual non-equity incentive plans for 2006.

(2)	All option awards consist of Class B Common Units issued pursuant to our parent’s equity method incentive plan.

(3)	The amounts set forth in the table represent the fair market value of a Class A Common Unit of our parent on the date the applicable Class B Common Units were granted to such holder.

(4)	The amounts set forth in the table reflect the grant date fair value, pursuant to SFAS 123(R). The assumptions made in establishing such amount are more fully described in Note 12 to the audited consolidated financial statements included in this annual report.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised	Option
	Options (#)	Exercise	Option
	Unexercisable	Price ($)	Expiration
Name	(1)	(2)	Date

Anthony M. Palma	5,542,168.45	$2.1419	5/1/2010
William N. Fry	3,762,970.94	$2.1419	3/16/2010
Mark Tripp	1,209,979.91	$2.1419	5/1/2010
Paul A. Lehmann	—	—	—
Daniel J. Arment	794,874.189	$2.1419	3/16/2010
	105,125.811	$2.1419	5/12/2010
Kwai Kong	970,882.046	$2.1419	3/16/2010
	100,000.000	$2.1419	5/12/2010
Dan Jelinek	1,209,979.91	$2.1419	5/1/2010

(1)	All option awards consist of Class B Common Units issued pursuant to our parent’s equity incentive plan.

(2)	The amounts set forth in the table represent the fair market value of a Class A Common Unit of our parent on the date the applicable Class B Common Units were granted to such holder.

Option Exercises

Option Awards(1)
	Number of	Value
	Shares Acquired on	Realized on
Name	Exercise (#)	Exercise ($)

Anthony M. Palma	—	—
William N. Fry	1,099,294.091	$716,960
Mark Tripp	—	—
Paul A. Lehmann	—	—
Daniel J. Arment	219,858.818	$143,392
Kwai Kong	268,541.842	$175,143
Dan Jelinek	—	—

(1)	The option awards referred to above are Class B Common Units of our parent that were repurchased by our parent in connection with the consummation of our acquisition of Easton.

Employment Arrangements and Payments Upon Termination or Change of Control

Set forth below is a brief description of the employment agreements that we have with our named executive officers.

Anthony M. Palma entered into an employment agreement with us as of March 16, 2006. The employment agreement provides, among other things, for an initial term of three years, with an automatic renewal for additional one-year terms (unless either we or Mr. Palma elects not to renew the term); a base salary, subject to annual review, and annual bonus and equity interest compensation as determined by our board of directors or compensation committee.

Mr. Palma’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. Palma will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. In addition, if we terminate Mr. Palma without cause, or if he terminates his employment for certain enumerated good reasons, and subject to the conditions set forth below, we will:

(1) provide Mr. Palma monthly severance payments equal to one-twelfth of his base salary of $750,000 for the longer of (a) that portion of the then-current term of his employment agreement that remains immediately following the date of termination or (b) 24 months immediately following the date of termination;

(2) pay Mr. Palma an annual bonus of up to 80% of base salary for the year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs;

(3) immediately vest all of Mr. Palma’s time-vesting Class B Common Units that would have vested in the year in which the termination occurred, provided, however, that we and certain of our affiliates have been within 5% of the consolidated annual business plan each fiscal year prior to the fiscal year in which the termination occurs and performance in the fiscal year in which the termination occurs is on track to achieve the consolidated annual business plan;

(4) allow Mr. Palma to put his vested Class B Common Units to our parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Palma was terminated other than for cause and (iii) and that Mr. Palma exercise his put option within 120 days of the date of termination; and

(5) pay or reimburse the premium cost for participation by Mr. Palma and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 24 months immediately following the date of termination or, if greater, that portion of the then-current term of his employment agreement that remains immediately following the date of termination, (ii) the date Mr. Palma becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Palma is no longer eligible for continuation of participation under COBRA (except in the case of (iii), we will either arrange for Mr. Palma and his eligible dependents to continue participation in our group health and dental plans and pay the premium cost of that participation or, if we determine that we are unable to arrange such participation, the we will reimburse him for the reasonable premium cost of comparable coverage until the earlier to occur of (i) and (ii) hereof).

In the event that Mr. Palma terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause during the 24 months after a change of control (as defined in the employment agreement) has occurred, Mr. Palma shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Palma without cause prior to such change of control, except that (i) if Mr. Palma terminates his employment for certain enumerated good reasons he may put his vested Class B Common Units to our parent at 100% of fair market value, provided that he does so within 120 days of the date of termination and (ii) if Mr. Palma is terminated during the 24 months after a change of control he shall be entitled to severance of a single lump sum payment equal to 24 months of his base salary.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Palma under each triggering event scenario as if it had occurred on December 30, 2006 (assuming no exercise of the put right described above):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$2,240,112
Mr. Palma terminates for Good Reason	$2,240,112
Mr. Palma terminates other than for Good Reason	—
Termination following a Change of Control	$2,240,112

In addition, if a change of control of our parent should occur, then up to 100% of Mr. Palma’s Class B Common Units shall accelerate and immediately vest if certain internal rate of return thresholds for certain investors in our parent are met or exceeded. If we terminate Mr. Palma for reasons other than for cause, then all unvested Class B Common Units of our parent shall expire and terminate on the date of termination. Upon termination, our parent shall have the right to call up to 100% of Mr. Palma’s vested Class B Common Units of our parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination.

All severance payments and benefits are conditioned on Mr. Palma’s delivery of an effective release of claims to us, as well as Mr. Palma’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 24 months from the date of termination.

Mark Tripp entered into an employment agreement with us as of March 16, 2006. The employment agreement provides, among other things, for an initial term of 18 months, with an automatic renewal for additional one-year terms (unless either we or Mr. Tripp elects not to renew the term); a base salary, subject to annual review, and annual bonus and equity interest compensation as determined by our board of directors or compensation committee.

Mr. Tripp’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. Tripp will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. In addition, if we terminate Mr. Tripp without cause, or if he terminates his employment for certain enumerated good reasons, and subject to the conditions set forth below, we will:

(1) provide Mr. Tripp monthly severance payments equal to one-twelfth of his base salary of $275,000 per year for 18 months immediately following the date of termination;

(2) pay Mr. Tripp an annual bonus of up to 50% of base salary for the year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) pay or reimburse the premium cost for participation by Mr. Tripp and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Tripp becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Tripp is no longer eligible for continuation of participation under COBRA (except in the case of (iii), we will either arrange for Mr. Tripp and his eligible dependents to continue participation in our group health and dental plans and pay the premium cost of that participation.

In the event that Mr. Tripp terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause during the 24 months after a change of control (as defined in the employment agreement) has occurred, Mr. Tripp shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Tripp without cause prior to such change of control, except that if Mr. Tripp is terminated during the 24 months after a change of control he shall be entitled to a single lump sum payment equal to 18 months of his base salary.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on December 30, 2006 (assuming no exercise of the put right described below):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$582,110
Mr. Tripp terminates for Good Reason	$582,110
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$582,110

If a change of control of our parent should occur, then up to 100% of Mr. Tripp’s Class B Common Units shall accelerate and immediately vest if certain internal rate of return thresholds of our parent are met or exceeded. If we terminate Mr. Tripp for reasons other than for cause, then all unvested Class B Common Units of our parent shall expire and terminate on the date of termination. Upon termination, our parent shall have the right to call up to 100% of Mr. Tripp’s vested Class B Common Units of our parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our parent’s LLC Agreement, Mr. Tripp has the right to put his vested Class B Common Units to our parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Tripp is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Tripp exercise his put option within 120 days of the date of termination.

All severance payments and benefits are conditioned on Mr. Tripp’s delivery of an effective release of claims to us, as well as Mr. Tripp’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Dan Jelinek entered into an employment agreement with us as of March 16, 2006. The employment agreement provides, among other things, for an initial term of 18 months, with an automatic renewal for additional one-year terms (unless either we or Mr. Jelinek elects not to renew the term); a base salary, subject to annual review, and annual bonus and equity interest compensation as determined by our board of directors or compensation committee.

Mr. Jelinek’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. Jelinek will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. In addition, if we terminate Mr. Jelinek without cause, or if he terminates his employment for certain enumerated good reasons, and subject to the conditions set forth below, we will:

(1) provide Mr. Jelinek monthly severance payments equal to one-twelfth of his base salary of $350,000 per year for 18 months immediately following the date of termination;

(2) pay Mr. Jelinek an annual bonus of up to 60% of base salary for the year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) pay or reimburse the premium cost for participation by Mr. Jelinek and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Jelinek becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Jelinek is no longer eligible for continuation of participation under COBRA (except in the case of (iii), we will either arrange for Mr. Jelinek and his eligible dependents to continue participation in our group health and dental plans and pay the premium cost of that participation.

In the event that Mr. Jelinek terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause during the 24 months after a change of control (as defined in the employment agreement) has occurred, Mr. Jelinek shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Jelinek without cause prior to such change of control, except that if Mr. Jelinek is terminated during the 24 months after a change of control he shall be entitled to a single lump sum payment equal to 18 months of his base salary.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Jelinek under each triggering event scenario as if it had occurred on December 30, 2006 (assuming no exercise of the put right described below):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$735,000
Mr. Jelinek terminates for Good Reason	$735,000
Mr. Jelinek terminates other than for Good Reason	—
Termination following a Change of Control	$735,000

If a change of control of our parent should occur, then up to 100% of Mr. Jelinek’s Class B Common Units shall accelerate and immediately vest if certain internal rate of return thresholds of our parent are met or exceeded. If we terminate Mr. Jelinek for reasons other than for cause, then all unvested Class B Common Units shall expire and terminate on the date of termination. Upon termination, our parent shall have the right to call up to 100% of Mr. Jelinek’s vested Class B Common Units of our parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our parent’s LLC Agreement, Mr. Jelinek has the right to put his vested Class B Common Units to our parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Jelinek is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Jelinek exercise his put option within 120 days of the date of termination.

All severance payments and benefits are conditioned on Mr. Jelinek’s delivery of an effective release of claims to us, as well as Mr. Jelinek’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

William N. Fry resigned his position as our President and President of the Action Sports division on March 16, 2007. Mr. Fry’s severance obligations include monthly severance payments equal to one-twelfth of his base salary of $500,000 per year, as adjusted by our board, for 24 months immediately following the date of termination. Such payments in the second year following the date of termination will be offset for other earnings, if any. Mr. Fry may put his vested Class B Common Units to our parent at 100% of fair market value, provided that he does so within 120 days following the date of termination. As of March 31, 2007, remaining severance payments owed to Mr. Fry are approximately $400,000.

Paul A. Lehmann.  On April 30, 2006, Mr. Lehmann’s employment with us was terminated. Pursuant to the terms of his separation agreement, we will pay Mr. Lehmann severance of $300,000 per year for 15 months following the date of termination, subject to reduction for earnings in the last 9 months of the severance pay period. As of March 31, 2007, remaining severance payments owed to Mr. Lehmann are approximately $75,000.

Specific Compensation of Directors

The members of our board of directors and the board of managers of our parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our parent may be granted Class B Common Units of our parent pursuant to awards made under the 2006 Equity Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended December 30, 2006 as well as other compensation paid to our directors is set forth in the table below.

Director Compensation

All Other
	Option Awards	Compensation	Total
Name(1)	($)(2)	($)(3)	($)

James L. Easton	—	—	—
William Beane	$117,689	—	$117,689
Shael J. Dolman	—	—	—
Mark Genender	—	—	—
Peter Lamm	—	—	—
Terry Lee	$117,689	$200,000	$317,689
Timothy Mayhew	—	—	—
Aron Schwartz	—	—	—
Lee L. Sienna	—	—	—
Peter V. Ueberroth	$117,609	—	$117,609
Richard E. Wenz	$235,378	—	$235,378

(1)	As noted above, Mr. Palma also serves as a director of our company and is a member of the board of managers of our parent. All of Mr. Palma’s compensation, including for services as a director, is reflected in the summary compensation table above and therefore has been omitted from this table.

(2)	For all applicable directors, option awards include the Class B Common Units of our parent granted to such director under our equity incentive plan during 2006. The amount set forth in the table above reflects the grant date fair value, pursuant to SFAS 123(R). The assumptions made in establishing such amount are more fully described in Note 12 to the audited consolidated financial statements included in Item 8 of this annual report. Mr. Beane received 129,328.334 Class B Common Units on March 16, 2006; Mr. Lee received 129,328.334 Class B Common Units on March 16, 2006; Mr. Ueberroth received 129,328.334 Class B Common Units on July 10, 2006; and Mr. Wenz received 258,656.668 Class B Common Units on July 10, 2006.

(3)	For all directors, all other compensation includes the amount paid directly to such director pursuant to the distribution made by our parent in December 2006. In addition, we note that Jas D. Easton, Inc., an affiliate of James L. Easton, received an aggregate $9,585,413, Fenway Easton-Bell Sports Holding, LLC and certain related investors, one or more of which are affiliates of Messrs. Genender, Lamm, Mayhew, and Schwartz, received an aggregate $89,551,348, and the Ontario Teachers Pension Plan Board, an affiliate of Messrs. Dolman and Sienna, received an aggregate $39,108,485, in each case, in connection with such distribution by our parent. In addition, Mr. Lee received $100,000 pursuant to a consulting agreement with us and a $100,000 bonus.

Compensation Committee Report

As noted above, the members of our compensation committee are Messrs Genender, Sienna, Easton and Lamm. Our compensation committee has reviewed and discussed with management the compensation discussion and analysis above. Based on its review and those discussions, our compensation committee has adopted the foregoing discussion and analysis and recommended that it be included in this annual report

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports Corp. and all of EB Sports Corp.’s outstanding shares of capital stock are held directly by our parent. The following table provides certain information as of the date of this annual report with respect to the beneficial ownership of the membership interests of our parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our parent, (ii) each of the members of our board of directors and the board of managers of our parent and (iii) each of our named executive officers and our current executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

		Percentage		Percentage
		Ownership		Ownership
		Interest in	Class B	Interest in
	Class A Common	Class A	Common	Class B
	Units(1)	Units	Units(2)	Units

Fenway Easton-Bell Sports Holdings, LLC(3)	111,020,957.500	53.5%	—	—
Teachers’ Private Capital(4)	47,621,270.834	23.0%	—	—
York Street Capital Partners, LLC(5)	12,271,099.273	5.9%	—	—
Jas. D. Easton, Inc.(6)	11,671,880.106	5.6%	—	—
Anthony M. Palma	58,359.401	*	5,542,168.449	17.9%
William N. Fry(7)	326,153.806	*	3,762,970.944	12.2%
Mark Tripp	58,359.401	*	1,209,979.914	3.9%
Paul A. Lehmann(8)	—	—	—	—
Richard D. Tipton	—	—	500,000	1.6%
Jackelyn E. Werblo	—	—	300,000	*
Dan Jelinek	35,015.640	*	1,209,979.914	3.9%
Kwai Kong	129,102.399	*	1,070,882.046	3.5%
Daniel J. Arment	61,153.768	*	900,000	2.9%
James L. Easton(6)	11,671,880.106	5.6%	—	—
Peter V. Ueberroth(9)	—	—	129,328.334	*
Lee L. Sienna(4)	—	—	—	—
Shael J. Dolman(4)	—	—	—	—
Terry Lee(10)	114,035.208	—	129,328.334	*
William Beane(11)	—	—	129,328.334	*
Peter Lamm(12)	111,020,957.500	53.5%	—	—
Mark Genender(13)	—	—	—	—
Timothy Mayhew(14)	—	—	1,046,209.017	3.4%
Aron Schwartz(14)	—	—	—	—
Richard Wenz(15)	—	—	258,656.668	*
All managers, directors and executive officers as a group(16)	3,940,821.479	1.2%	30,758,406.857	99.6%

*	means less than 1%.

(1)	For a discussion of the Class A Common Units of our parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships, Related Transactions and Director Independence.

(2)	For a discussion of the Class B Common Units of our parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships, Related Transactions and Director Independence.

(3)	Represents (i) 109,044,085.908 Class A Common Units held by Fenway Easton-Bell Sports Holdings, LLC over which it has sole voting and investment power, (ii) 1,500,831.393 Class A Common Units held by FPIP,

LLC over which it has sole voting and investment power and (iii) 476,040.199 Class A Common Units held by FPIP Trust, LLC over which it has sole voting and investment power. Each of Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC, and FPIP Trust, LLC are affiliates of Fenway Partners, LLC. The principal executive offices of Fenway Partners, LLC and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(4)	Teachers’ Private Capital is the private equity arm of Ontario Teachers’ Pension Plan Board. The principal executive offices of Ontario Teachers’ Pension Plan Board, Lee L. Sienna and Shael J. Dolman are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(5)	Represents (i) 7,602,347.230 Class A Common Units held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,668,752.043 Class A Common Units held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Partners are located at One Pluckemin Way, Bedminster, New Jersey 07921.

(6)	James L. Easton is the Chairman of Easton-Bell Sports, Inc’s board of directors. Mr. Easton is also the President and Chairman of Jas. D. Easton, Inc. and may be deemed to beneficially own the units of our parent that are beneficially owned by Jas. D. Easton, Inc. Mr. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of Jas. D. Easton, Inc. and James L. Easton are located at 7855 Haskell Avenue, Suite 350, Van Nuys, California 91406.

(7)	William N. Fry resigned his position as an executive officer of the Company in March 2007. The principal address of Mr. Fry is located at 6225 N. State Hwy 161, Suite 300, Dallas, Texas 75038.

(8)	Paul A. Lehmann resigned his position as an executive officer of the Company in April 2006. The principal address of Mr. Lehmann is located at 1100 Shady Lane, Southlake, Texas 76092.

(9)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 1071 Camelback St., Suite 111, Newport Beach, California 92660.

(10)	Represents (i) 114,035.208 Class A Common Units held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 129,328.334 Class B Common Units held by Mr. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Terry Lee is located at 11022 S. 51st Street #104, Phoenix, Arizona 85044.

(11)	The principal office of William Beane is located at 7000 Coliseum Way, Oakland, California 94621.

(12)	Mr. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, and a managing member of each Fenway Partners II, LLC, the general partner of Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lamm is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(13)	The principal office of Mark Genender is located at 11111 Santa Monica Blvd., Suite 1470, Los Angeles, California 90025

(14)	The principal offices of Timothy Mayhew and Aron Schwartz are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(15)	The principal office of Richard Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.

(16)	Excludes units to which such managers, directors and executive officers may be deemed to beneficially own, but which beneficial ownership is disclaimed by such person.

Item 13.	Certain Relationships, Related Transactions and Director Independence

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

Subscription Agreements

In connection with the issuance of equity to Fenway Partners Capital Fund II, L.P., Ontario Teachers Pension Plan Board, York Street Mezzanine Partners, L.P., York Street Mezzanine Partners II, L.P., Jas. D. Easton, Inc. and certain other investors at or around the time of the consummation of the Easton Acquisition, our parent entered into subscription agreements with such investors pursuant to which such investors purchased an aggregate $190.7 million of our parent’s Class A Common Units. Such subscription agreements include representations and warranties of our parent with respect to its business and contain certain indemnification rights in favor of such investors, subject to certain baskets and caps. Pursuant to the subscription agreement, our parent paid a transaction fee to certain of the investors of approximately $1.9 million at the closing of our acquisition of Easton and have agreed to pay the investors their pro-rata share of any future fees payable to affiliates of Fenway Partners Capital Fund II, L.P. pursuant to the management agreements described below. These reimbursements were capitalized as a part of the Easton acquisition costs.

EBS Credit Agreement

On November 17, 2006, EB Sports Corp., a subsidiary of our parent and the direct parent of RBG (and therefore an indirect parent of our company), entered into a Credit Agreement with Wachovia Investment Holdings, LLC, as administrative agent for a group of lenders, pursuant to which EB Sports Corp. borrowed $175.0 million for the purpose of paying a dividend (the “EBS Credit Agreement”). The loan matures on May 1, 2012. The EBS Credit Agreement imposes limitations on EB Sports Corp. and its direct and indirect subsidiaries, including RBG and Easton-Bell, to, among other things, incur additional indebtedness, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, declare or pay dividends or make distributions, repurchase stock, prepay subordinated debt and enter into transactions with affiliates. The EBS Credit Agreement contains events of default, including but not limited to nonpayment of principal, interest, fees or other amounts when due, failure to comply with certain provisions, cross-payment-default and cross-acceleration to certain indebtedness, dissolution, insolvency and bankruptcy events and material judgments. Some of these events of default allow for grace periods and materiality concepts. Borrowings under the EBS Credit Agreement bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 6.00% per annum. EB Sports Corp. has the option to pay interest either in cash or in-kind by adding such interest to principal.

Borrowings under the EBS Credit Agreement are not guaranteed by Easton-Bell or any of its subsidiaries and are senior unsecured obligations of EB Sports Corp.

In connection with the EBS Credit Agreement, the board of directors of EB Sports Corp. and the board of managers of our parent approved: (i) a cash dividend upon the shares of the issued and outstanding capital stock of EB Sports Corp. in the aggregate amount equal to the net proceeds borrowed under the EBS Credit Agreement after the payment of all related fees and expenses, which amount equaled approximately $171.5 million, and the payment of certain transaction fees and expenses; and (ii) a distribution to the members of our parent in the aggregate amount equal to $171.5 million less transaction fees and expenses, in accordance with the terms of its limited liability company agreement, and the payment of certain transaction fees and expenses.

Management Agreements

We, our parent and many of its other subsidiaries have entered into management agreements with Fenway Partners, LLC (formerly known as Fenway Partners, Inc.) and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P. Pursuant to these management agreements, Fenway Partners LLC and Fenway Partners Resources, Inc. will provide advisory services in connection with certain types of transactions and will be entitled to receive a fee equal to the lesser of $1.0 million or 1.5% of the gross value of such transaction plus reimbursement of fees and expenses incurred in connection with such transactions. The management agreements include customary indemnification provisions in favor of these entities and their affiliates and have initial terms of ten years.

Pursuant to the management agreements, in connection with the consummation of the acquisition of Bell, Fenway Partners, LLC and Fenway Partners Resources, Inc. received aggregate transaction fees consisting of approximately $2.7 million in cash and 617,908.586 Class C Common Units of our parent (which were subsequently converted into Class A Common Units in connection with the consummation of our acquisition of Easton) and were reimbursed for out-of-pocket expenses incurred in connection with the acquisition of Bell. In addition, in connection with the consummation of our acquisition of Easton, these entities received an aggregate transaction fee of $1.9 million in cash and were reimbursed for out-of-pocket expenses incurred in connection with such transaction.

In addition to the foregoing provisions, the management agreements had previously provided for an aggregate annual management fee payable to such entities equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as such term is defined in the management agreements). During fiscal 2005, Fenway Partners, LLC was paid the entire $3.0 million annual management fee. Prior to the consummation of our acquisition of Easton, the management agreements were amended to remove any obligation to pay such annual management fee. In return for such amendment, we agreed to pay Fenway Partners, LLC (or its designee) $7.5 million, which payment was made just prior to the consummation of our acquisition of Easton. Fenway Partners, LLC designated York Street Mezzanine Partners, L.P. to receive approximately $0.4 million of this fee.

Arrangements with Management

We have entered into employment agreements with many of our named executive officers, each of which is described under Item 11 — Executive Compensation.

In connection with the consummation of the acquisition of Easton, our parent repurchased approximately $4.3 million worth of its outstanding Class A Common Units and Class B Common Units, many of which were held by its executive officers and employees. In addition, our parent cancelled many of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders in the same amount, but with different vesting terms such that, upon consummation of our acquisition of Easton, substantially all outstanding Class B Common Units were unvested and would vest on the same terms.

Arrangements with Jas. D. Easton, Inc.

Jas. D. Easton, Inc. is an affiliate of James Easton and former owner of Easton. On February 1, 2006, we entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton and we consummated the Easton Acquisition on March 16, 2006. Pursuant to the transaction, we paid the seller $401.2 million (including post-close working capital adjustment payment). Of such amount, approximately $11.6 million was placed in escrow to satisfy certain post-closing obligations of the sellers. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify us for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneously with the closing of our acquisition of Easton, Jas. D. Easton, Inc. purchased equity in our parent pursuant to a subscription agreement described above in an aggregate amount of $25.0 million.

In connection with the consummation of our acquisition of Easton, Easton and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton, including the Easton brand name. Pursuant to these agreements, Easton has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with us. Easton has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Last, Easton entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton a license to use certain trademarks solely in connection with specific products or services.

We have entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which we are to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (i) the tenth anniversary of the consummation of our acquisition of Easton, (ii) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (iii) the effectiveness of any registered public offering by Easton Technical Products, Inc. and (iv) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. In 2006, Easton paid approximately $2.1 million in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $2.8 million in fiscal 2007.

Other Related Party Transactions

On July 14, 2004, Bell entered into a license agreement (the “License Agreement”) with Bell Automotive Products, Inc., an entity on which Terry Lee, a member of our Board of Directors is a minority owner and occupies the position of Co-Chairman. Under the License Agreement, Bell Automotive, as the licensee, has the worldwide, exclusive, perpetual and royalty-free right to use the Bell trademarks in connection with certain auto accessories and equipment. The License Agreement replaced a 1999 license agreement, as amended, between Bell and Bell Racing Company, and a 2000 sublicense agreement, as amended, between Bell, Bell Racing Company and Bell Automotive.

On October 1, 2004, Bell entered into a consulting agreement with Terry Lee, a member of our Board of Directors. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services relating to Bell. In exchange for his services, Mr. Lee is entitled to annual compensation of $0.1 million and received a $0.1 million bonus in 2006. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until we elect not to extend the agreement.

Item 14.	Principal Accountant Fees and Services

Fees

Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2006	2005

Audit Fees	$1,162,806	$609,491
Tax Fees	28,650	142,400

Total	$1,191,456	$751,891

Audit Fees consist of fees for the audit of the Company’s annual consolidated financial statements, the review of financial statements included in the Company’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, registration statements and similar engagements for the fiscal year, such as comfort letters, attest services, consents and assistance with review of documents filed with the SEC. “Audit Fees” also include advice on accounting matters that arose in connection with or as a result of the audit or the review of periodic consolidated financial statements and statutory audits the non-U.S. jurisdictions require.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Policy of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The audit committee of the Company’s board of directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. The audit committee has approved the pre-authorization of audit and non-audit services up to $20,000.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 37 to 70 under Item 8 of this Form 10-K.

(2) Financial Statement Schedules:

The following Consolidated Financial Statement Schedule of Easton-Bell Sports, Inc. and its subsidiaries is included herein on page II-1.

Schedule	Description

Schedule II	Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted because the required information is contained in the Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

(3) The following exhibits are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:

2.1		Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006.
3	.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K filed March 30, 2006.
3	.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 30, 2006.
4.1		Indenture dated as of September 30, 2004	Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
4.2		Form of 8.375% Senior Subordinated Note due 2012	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
4.3		Supplemental Indenture dated as of March 16, 2006	Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
4.4		Supplemental Indenture dated as of April 11, 2005	Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.1		Credit and Guaranty Agreement dated as of March 16, 2006	Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.2		Pledge and Security Agreement, dated as of March 16, 2006	Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.3		Canadian Pledge and Security Agreement dated as of March 16, 2006	Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10	.4*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006.

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:

10	.5*	Employment Agreement with Anthony M. Palma	Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.6*	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.7*	Employment Agreement with Dan Jelinek	Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.8*	Employment Agreement with Richard Tipton	Filed herewith
10	.9*	Consulting Agreement with Terry Lee	Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
10	.10*	Employment Agreement with William Fry	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2006.
21.1		Subsidiaries	Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
31.1		Certification of the Chief Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Chief Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of the Chief Executive officer and Chief Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/s/ Anthony M. Palma
Anthony M. Palma
Chief Executive Officer

Dated April 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Anthony M. Palma Anthony M. Palma	Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2007

/s/ Mark Tripp Mark Tripp	Chief Financial Officer (Principal Financial Officer)	April 6, 2007

/s/ James L. Easton James L. Easton	Director	April 6, 2007

/s/ William Beane William Beane	Director	April 6, 2007

/s/ Shael J. Dolman Shael J. Dolman	Director	April 6, 2007

/s/ Mark Genender Mark Genender	Director	April 6, 2007

/s/ Peter Lamm Peter Lamm	Director	April 6, 2007

/s/ Terry Lee Terry Lee	Director	April 6, 2007

/s/ Timothy Mayhew Timothy Mayhew	Director	April 6, 2007

/s/ Aron Schwartz Aron Schwartz	Director	April 6, 2007

Signature	Title	Date

/s/ Lee L. Sienna Lee L. Sienna	Director	April 6, 2007

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	April 6, 2007

/s/ Richard Wenz Richard Wenz	Director	April 6, 2007

ANNUAL REPORT ON FORM 10-K
ITEM 15 (a)(2)

FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 30, 2006

II-1

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Acquired	Costs and		End of
Description	of Period	Businesses	Adjustments	Deductions	Period
	(Dollars in thousands)

Year ended December 30, 2006 Product Liability	$8,118	$—	$3,970	$(2,666)	$9,422
Year ended December 31, 2005 Product Liability	6,734	—	3,816	(2,432)	8,118
Year ended December 31, 2004 Product Liability	3,198	2,830	877	(171)	6,734
Year ended December 30, 2006 Doubtful Accounts	$2,634	$2,454	$2,560	$(2,013)	$5,635
Year ended December 31, 2005 Doubtful Accounts	3,599	—	(194)	(771)	2,634
Year ended December 31, 2004 Doubtful Accounts	1,229	2,687	255	(572)	3,599