Form 10-Q
period 2007-03-31
EASTON-BELL SPORTS, INC.
filed 2007-05-14
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
800-347-3901
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
As of May 11, 2007, 100 shares of Easton-Bell Sports, Inc. were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 30, 2006	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Quarter Ended March 31, 2007 (unaudited) and April 1, 2006 (unaudited)	4
Consolidated Statements of Cash Flows for the Fiscal Quarter Ended March 31, 2007 (unaudited) and April 1, 2006 (unaudited)	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	27
SIGNATURES	28
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,580	$9,899
Accounts receivable, net	197,272	182,234
Inventories, net	140,235	134,847
Prepaid expenses	9,187	10,449
Deferred taxes	10,224	10,224
Other current assets	1,291	1,611

Total current assets	364,789	349,264
Property, plant and equipment, net	36,082	34,198
Deferred financing fees, net	18,166	19,271
Intangible assets, net	327,280	330,445
Goodwill	205,149	207,327
Other assets	7,934	7,555

Total assets	$959,400	$948,060

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$3,350
Revolving credit facility	26,800	3,500
Current portion of capital lease obligations	38	36
Accounts payable	50,972	56,950
Accrued expenses	53,347	60,405

Total current liabilities	134,507	124,241
Long-term debt, less current portion	468,300	469,138
Capital lease obligations, less current portion	163	174
Deferred taxes	23,715	23,681
Other non-current liabilities	12,347	12,664

Total liabilities	639,032	629,898
Stockholder’s Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2007 and December 30, 2006	—	—
Additional paid-in capital	335,127	334,432
Accumulated deficit	(15,230)	(16,509)
Accumulated other comprehensive income	471	239

Total stockholder’s equity	320,368	318,162

Total liabilities and stockholder’s equity	$959,400	$948,060

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 31,	April 1,
	2007	2006
Net sales	$174,634	$111,172
Cost of sales	116,121	74,307

Gross profit	58,513	36,865
Selling, general and administrative expenses	42,226	27,241
Management expenses	—	8,250
Restructuring and other infrequent expenses	49	275
Amortization of intangibles	3,165	2,341

Income (loss) from operations	13,073	(1,242)
Interest expense, net	10,906	11,481
Other expense	—	56

Income (loss) before income taxes	2,167	(12,779)
Income tax expense (benefit)	888	(5,035)

Net income (loss)	1,279	(7,744)
Other comprehensive income:
Foreign currency translation adjustment	232	(185)

Comprehensive income (loss)	$1,511	$(7,929)

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,279	$(7,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,609	4,637
Amortization of deferred financing fees	1,105	593
Deferred financing fees of old debt written off	—	1,613
Stock compensation expense	695	49
Deferred income tax expense (benefit)	34	(6,422)
Gain on sale of property, plant and equipment	(7)	—
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(14,724)	(10,341)
Inventories, net	(5,328)	(11,281)
Other current and noncurrent assets	1,229	556
Accounts payable	(5,978)	7,890
Accrued expenses	(7,058)	(5,671)
Other current and noncurrent liabilities	(317)	(312)

Net cash used in operating activities	(23,461)	(26,433)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,221)	(3,720)
Settlement of preacquisition contingency	2,178	—
Purchase of business, net of cash acquired	(500)	(389,657)

Net cash used in investing activities	(2,543)	(393,377)

Cash flows from financing activities:
Proceeds from issuance of senior term notes	—	335,000
Payments on old senior term notes	—	(108,625)
Payments on new senior term notes	(838)	—
Proceeds from revolving credit facility	48,600	65,404
Payments on revolving credit facility	(25,300)	(35,702)
Payments on capital lease obligations	(9)	(17)
Capital contribution	—	186,423
Payment of debt issuance costs	—	(11,902)

Net cash provided by financing activities	22,453	430,581

Effect of exchange rate changes on cash and cash equivalents	232	(185)
(Decrease) increase in cash and cash equivalents	(3,319)	10,586

Cash and cash equivalents, beginning of period	9,899	3,632

Cash and cash equivalents, end of period	$6,580	$14,218

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
1. Basis of Presentation
     References to the “Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries, and Riddell Sports Group and its consolidated subsidiaries, respectively, in each case, prior to its acquisition by Easton-Bell Sports, Inc. Easton-Bell Sports, Inc. is a subsidiary of RBG Holdings Corp. (“RBG”), which is a subsidiary of EB Sports Corp., which is a subsidiary of Easton-Bell Sports, LLC, the ultimate parent company (“the Parent”).
     These unaudited consolidated financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927) for the year ended December 30, 2006. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     The Company’s quarterly periods are 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s first quarter of fiscal year 2007 ended on March 31, and the first quarter of fiscal year 2006 ended on April 1.
2. Acquisition Activity
   Easton Sports, Inc.
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
     In connection with the Easton acquisition, the Company, together with RBG and certain of the Company’s domestic and Canadian subsidiaries including Easton, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton, the Company’s new term loan facility was drawn in full, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. See Note 5.
     In addition, prior to the consummation of the acquisition of Easton, the management agreements described in Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company paid to Fenway Partners, LLC (formerly known as Fenway Partners, Inc.) (and its designee) $7,500, which payment was made just prior to the consummation of the acquisition of Easton. This amount is included in management expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
     Lastly, in connection with the consummation of the acquisition of Easton, the Parent repurchased approximately $4,270 of its outstanding Class A Common and Class B Common Units, many of which were held by the executive officers and employees of the Company. In addition, the Parent cancelled most of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders of such units at different vesting terms such that, following the consummation of the acquisition of Easton, substantially all outstanding Class B Common Units were unvested and subject to future vesting based on similar terms.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by the Parent which amended and restated the 2003 Equity Incentive Plan. The 2006 Equity Incentive Plan is described in Note 13 herein.
     The acquired net assets of Easton consisted primarily of inventories, accounts receivable, property, plant and equipment, tradenames, trademarks, customer relationships and patents for baseball, softball, ice hockey, cycling and other accessories. The acquisition of Easton was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party valuation as of the Closing Date. The Company recorded $101,720 of goodwill and $166,100 of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation.
     For tax purposes domestic goodwill and identifiable intangibles associated with the Easton acquisition total $98,697 and $159,600, respectively and are amortized over a period of 180 months. With respect to the international goodwill and identifiable intangibles no tax deductions are permitted.
     The carrying amount of goodwill changed during the fiscal quarter ended March 31, 2007 due to the settlement of a preacquisition contingency in connection with the Easton acquisition. In addition, working capital adjustments related to the acquisition of Easton changed goodwill during the fiscal quarter ended July 1, 2006.
     The following table presents the allocation of the Easton acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their final fair values:

Net purchase price including cost of the transaction	$405,466
Add:
Liabilities assumed (mainly accounts payable and accrued expenses)	40,799
Less amounts allocated to specific asset categories:
Accounts receivable	(81,123)
Inventory	(83,888)
Other current assets	(3,434)
Property, plant and equipment	(11,273)
Other assets	(2,874)
Patents	(22,000)
Licensing agreements	(4,300)
Trademarks and tradenames (indefinite-lived)	(128,300)
Non-compete agreement	(1,600)
Customer relationships	(9,900)
Net deferred tax liabilities relating to differences in the financial statement and the tax basis of certain assets and liabilities	4,147

Excess of cost over net assets acquired (goodwill)	$101,720

     The weighted average useful lives of the acquired intangible assets are 7 years for patents, 20 years for customer relationships, 5 years for licensing agreements and 4 years for non-compete agreements. The weighted average life for the acquired intangible assets in total is 10.1 years.
     The following pro forma data summarizes the results of operations for the fiscal quarter ended April 1, 2006 as if the Easton acquisition had occurred at January 1, 2006. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period.

		Pro forma
	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Net sales	$174,634	$166,546
Net income	1,279	3,848
   Other Acquisitions
     During 2006, the Company acquired substantially all the assets of Cyclo Manufacturing for a cash amount of $1,949. The purchase was accounted for in accordance with SFAS No. 141, “Business Combinations” and $1,757 was recognized as goodwill.
     During the first quarter of 2007 the Company purchased substantially all the assets of Shanghai Cyclo for a cash amount of $500. The purchase was accounted for in accordance with SFAS No. 141, “Business Combinations”. No goodwill was recognized in conjunction with the acquisition of Shanghai Cyclo.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
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
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
Balance as of December 30, 2006	$1,890	$2,238	$4,128
Less: amounts paid during the quarter	(686)	(52)	(738)

Balance as of March 31, 2007	$1,204	$2,186	$3,390

     The accrual of $4,128 was included as part of purchase accounting. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 250 employees. As of March 31, 2007, 93 employees had been terminated. The $3,390 of restructuring costs accrued at March 31, 2007 are expected to be paid during 2007.
     During 2005, the Company announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relates to its Team Sports segment. The Chicago, Illinois facility, consisting of land and building, is currently under contract for sale with an anticipated closing date in May 2007 and the carrying value of $940 is included in other assets as an asset held for sale. During the fiscal quarter ended March 31, 2007, the Company incurred $49 in facility closure costs which are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) as restructuring and other infrequent expenses associated with the Chicago, Illinois facility.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
4. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	March 31, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(902)	$1,702	$(840)
Customer relationships	59,180	(15,960)	59,180	(14,787)
Patents	60,345	(12,056)	60,345	(10,441)
Licensing and other	5,900	(1,313)	5,900	(998)

Total	$127,127	$(30,231)	$127,127	$(27,066)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     The carrying amount of goodwill changed during the fiscal quarter ended March 31, 2007 due to the settlement of a preacquisition contingency in connection with the Easton acquisition. In addition, working capital adjustments related to the acquisition of Easton changed goodwill during the fiscal quarter ended July 1, 2006. As noted above in Note 3, in connection with this acquisition, the Company initiated a restructuring plan and restructuring costs have been accrued in purchase accounting and recorded as a charge against goodwill in the Consolidated Balance Sheets. Goodwill by segment as of March 31, 2007 is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of March 31, 2007	$144,719	$60,430	$205,149

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted in 2006 indicated that no reduction in the carrying amount of goodwill was required.
5. Long-Term Debt
     Long-term debt consisted of the following:

	March 31, 2007	December 30, 2006
Senior Secured Credit Facility:
Term loan facility	$331,650	$332,488
U. S. revolving credit facility	26,800	3,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	201	210

Total long-term debt	498,651	476,198
Less current maturities of long-term debt and revolving credit facility	(30,188)	(6,886)

Long-term debt, less current portion	$468,463	$469,312

   Senior Credit Agreement
     On March 16, 2006, in connection with the Easton acquisition as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At March 31, 2007, the Company had $26,800 outstanding under the U.S. revolving credit facility and no amounts outstanding under the Canadian revolving credit facility.
     The applicable margin percentage for the term loan is initially 1.75% for the London Interbank Offered Rate (“LIBOR”) and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
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
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Under the terms of the pledge and security agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian pledge and security agreement entered into by the Canadian borrowers (certain affiliates of the Company) and certain of the Company’s domestic and Canadian subsidiaries, as well as the terms set forth in the Canadian collateral documents, the Canadian borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility (and in the case of the Company’s domestic subsidiaries, the obligations and related guarantees under the Credit Agreement generally).
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
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of March 31, 2007, the Company was in compliance with all of its covenants.
Senior Subordinated Notes
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
     Before October 1, 2007, the Company also may redeem up to 35% of the senior subordinated notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
     Cash payments for interest were $12,389 and $7,824 for the fiscal quarters ended March 31, 2007 and April 1, 2006, respectively.
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $2,918 and $1,200 at March 31, 2007 and April 1, 2006, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     In connection with the refinancing on the Closing Date, the Company expensed $1,613 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The Company also incurred bank and other fees of $15,489 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $12,166 as new debt acquisition costs and recorded $3,323 as expense during the year ended December 30, 2006, for bank and other third party fees that did not qualify for capitalization. In addition, the Company amortized $1,105 and $593 of debt issuance costs during the first fiscal quarter of 2007 and 2006, respectively.
6. Accrued Expenses
     Accrued expenses consist of the following:

	March 31, 2007	December 30, 2006
Salaries, wages, commissions and bonuses	$15,657	$13,902
Advertising	4,718	6,009
Restructuring	3,390	4,128
Defective products	1,136	1,990
Rebates	2,971	2,634
Warranty	2,563	2,981
Product liability – current portion	2,640	2,162
Royalties	1,436	2,458
Interest	1,016	3,604
Other	17,820	20,537

Total accrued expenses	$53,347	$60,405

7. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following:

	March 31, 2007	December 30, 2006
Raw materials	$19,574	$18,220
Work-in-process	2,681	3,550
Finished goods	117,980	113,077

Inventories, net	$140,235	$134,847

8. Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 11 on Income Taxes.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. We have not evaluated the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
9. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The vast majority of Easton’s activity is reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team products and reconditioning services related to certain of these products. The Company’s Action Sports segment, consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. Following the acquisition of Easton, the Company’s Action Sports segment includes Easton’s cycling business. The Company evaluates segment performance primarily based on income from operations excluding stock compensation expense, management expenses, restructuring expenses, amortization of intangibles and corporate expenses. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expenses, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.
     Segment results for the fiscal quarter ended March 31, 2007 and April 1, 2006, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
March 31, 2007
Net sales	$97,761	$76,873	$174,634
Income from operations	12,843	6,249	19,092
Depreciation	1,164	1,280	2,444
Capital expenditures	1,296	2,925	4,221
April 1, 2006
Net sales	$46,241	$64,931	$111,172
Income from operations	4,238	7,053	11,291
Depreciation	1,336	960	2,296
Capital expenditures	451	3,269	3,720

	Team	Action
	Sports	Sports	Consolidated
Assets
As of March 31, 2007	$587,817	$371,583	$959,400
As of December 30, 2006	587,267	360,793	948,060
          A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income (Loss) is set forth below:

	Fiscal Quarter Ended
	March 31, 2007	April 1, 2006
Segment income from operations	$19,092	$11,291
Stock compensation expense	(695)	(49)
Management expenses	—	(8,250)
Corporate expenses	(2,110)	(1,618)
Restructuring and other infrequent expenses	(49)	(275)
Amortization of intangibles	(3,165)	(2,341)

Consolidated income (loss) from operations	$13,073	$(1,242)

10. Product Liability, Litigation and Other Contingencies
     Product Liability
     The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Management retains the services of an independent actuarial services firm and has established an accrual for probable losses based on this analysis, their previous claims history and available information on pending claims.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
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
11. Income Taxes
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
     The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of the implementation of FIN 48, the Company determined there was not a need to recognize a change in the liability for uncertain tax positions. The Company does not believe any such uncertain tax positions will materially impact the effective tax rate in future periods. The amount of unrecognized tax benefits is $2,800, which did not materially change as of March 31, 2007. The Company cannot reasonably estimate the potential change in unrecognized tax benefits that could occur over the next 12 months. Because these uncertain tax positions relate to a pre-acquisition period, any adjustments to the tax benefits will be adjusted through goodwill.
     As of December 31, 2006, it is reasonably possible that the 2002-2003 years presently pending before the Internal Revenue Service (“IRS”) Appeals Division will be settled which may significantly decrease the total amount of unrecognized tax benefits by the end of 2007.
     The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2006, the Company had recorded a liability of approximately $400 for the payment of interest. Based on the IRS settlement and prior audit experience, no amount has been accrued related to the payment of penalties.
     All federal income tax returns of EB Sports Corp.’s predecessor companies, including Bell and Riddell, are closed through 2002 and 2001, respectively. However, net operating loss carryovers remain for Bell from earlier years. The statute remains open for three years after these loss carryovers are utilized up to the amount of the losses. An IRS examination of the years 2002 and 2003 for Riddell is completed, and the unagreed issues are currently pending before IRS Appeals. EB Sports Corp. is currently not under examination for years 2004 through 2005.
     State income tax returns are generally subject to examination for a period between 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. EB Sports Corp. and its subsidiaries have no known material state income tax returns in the process of examination, administrative appeals or litigation.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company recorded an income tax expense of $888 and an income tax benefit $5,035 for the fiscal quarter ended March 31, 2007, and April 1, 2006, respectively. The Company’s effective tax rate was 41.0% for the first fiscal quarter of 2007 as compared to 39.4% for the first fiscal quarter of 2006. For both the fiscal quarters ended March 31, 2007, and April 1, 2006, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense.
12. Derivative Instruments and Hedging Activity
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of March 31, 2007, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     The Company has a foreign subsidiary that enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2007, the Company had no foreign currency exchange forward contracts outstanding.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of March 31, 2007 and December 30, 2006, the Company had approximately 56.2% and 56.1%, respectively, of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. Additional interest expense of $27 related to the interest rate cap was recorded in the fiscal quarter ended March 31, 2007. The fair market value of the interest rate cap at March 31, 2007 and December 30, 2006 was $31 and $66, respectively.
13. Stock-Based Employee Compensation
     On March 16, 2006, the Parent adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated its 2003 Equity Incentive Plan (the “2003 Plan”). The 2006 Plan provides for the issuance of Class B Common Units of the Parent (“Units”). These Units represent profit interests in the Parent. The Class B unit holders are entitled to share in the distribution of profits of the Parent above a certain threshold, which is defined as the fair value of the unit at the date of grant. The Units issued under the 2006 Plan vest based on both time and performance. Time vesting occurs over a four-year period, and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the Units, whether subject to time or performance vesting, become vested in the event of an initial public offering. If a change of control occurs and a holder of the Units issued under the Plan continues to be an employee of the Company or one of its subsidiaries, then a portion of the Units subject to performance vesting will vest in various amounts depending on the internal rate of return achieved by certain investors in the Parent as a result of the change of control. The total Units available for awards are 38,381,984. The Units qualify as equity instruments.
     Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123. “Accounting for Stock Based Compensation” using the prospective transition method.
     Under SFAS No. 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, per share strike price of $2.14, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107 “Shared Based Payment”, a risk free interest rate of 4.94%, dividend yield of 0% and an expected volatility rate of 46% based upon a peer group of companies given no historical data for the Units and a forfeiture rate of 7.73%.
     Accordingly, the Company records compensation expense using the fair value of the Units granted after the adoption of SFAS No. 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of March 31, 2007, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the first fiscal quarter of 2007 and the first fiscal quarter of 2006:

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 31, 2007	April 1, 2006
Unit based compensation expense	$695	$49

     As of March 31, 2007, there was $13,985 of unrecognized compensation costs, net of estimated forfeitures, related to the Units comprised of $8,235 related to time based vesting units and $5,750 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 3 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company’s Unit activity for the fiscal quarter ended March 31, 2007 under the Plan is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 30, 2006	30,887,736	$2.11
Forfeited	(3,198,526)	$2.14

Outstanding at March 31, 2007	27,689,210	$2.11

Vested Units at March 31, 2007	2,571,213	$1.93

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
     The following is a reconciliation of the changes in the Company’s product warranty liability for the fiscal period ended March 31, 2007 and April 1, 2006.

	Fiscal Quarter Ended
	March 31,	April 1,
	2007	2006
Beginning of period	$2,981	$2,764
Warranty costs incurred during the period	(1,501)	(417)
Warranty cost liability recorded during the period	1,083	481

End of period	$2,563	$2,828

15. Related Party Transactions
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. In the first fiscal quarter of 2007, Easton paid approximately $720 in rent pursuant to such affiliate leases and $117 from March 16, 2006 through April 1, 2006.
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
16. Supplemental Guarantor Condensed Financial Information
     In September 2004, in connection with the acquisition of Bell, the Company (presented as issuer in the following tables) issued $140,000 of 8.375% senior subordinated notes due 2012. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of our domestic subsidiaries (the “Guarantors”). All other subsidiaries of the Company do not guarantee the senior subordinated notes (the “Non-Guarantors”).
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the first quarter of 2007. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below. Similar information for the fiscal quarter ended April 1, 2006 has not been presented in accordance with Paragraph (f) of Rule 3-10 of Regulation S-X issued by the Securities and Exchange Commission of the United States as the non-guarantor subsidiaries of the Company in that quarter were minor.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Easton-Bell Sports, Inc.
Consolidating Balance Sheet
March 31, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$656	$2,028	$3,896	$—	$6,580
Accounts receivable, net	—	174,564	22,708	—	197,272
Inventories, net	—	126,784	13,451	—	140,235
Prepaid expenses	2,028	6,957	202	—	9,187
Deferred taxes	5,206	5,018	—	—	10,224
Other current assets	—	1,148	143	—	1,291

Total current assets	7,890	316,499	40,400	—	364,789
Property, plant and equipment, net	6,736	28,056	1,290	—	36,082
Deferred financing fees, net	18,166	—	—	—	18,166
Investments and intercompany receivables	769,087	—	12,409	(781,496)	—
Intangible assets, net	—	320,940	6,340	—	327,280
Goodwill	16,195	183,763	5,191	—	205,149
Other assets	—	7,934	—	—	7,934

Total assets	$818,074	$857,192	$65,630	$(781,496)	$959,400

Liabilities & Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	26,800	—	—	—	26,800
Current portion of capital lease obligations	—	38	—	—	38
Accounts payable	—	48,389	2,583	—	50,972
Accrued expenses	—	45,413	7,934	—	53,347

Total current liabilities		30,150	93,840	10,517	134,507
Long-term debt, less current portion	468,300	—	—	—	468,300
Capital lease obligations, less current portion	—	163	—	—	163
Deferred taxes	—	19,913	3,802	—	23,715
Other non-current liabilities	—	7,045	5,302	—	12,347
Long-term intercompany payables	—	640,858	—	(640,858)	—

Total liabilities	498,450	761,819	19,621	(640,858)	639,032

Total stockholder’s equity	319,624	95,373	46,009	(140,638)	320,368

Total liabilities & stockholder’s equity	$818,074	$857,192	$65,630	$(781,496)	$959,400

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Easton-Bell Sports, Inc.
Consolidating Statement of Operations
Fiscal Quarter Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$168,539	$18,949	$(12,854)	$174,634
Cost of sales	42	114,543	14,390	(12,854)	116,121

Gross profit	(42)	53,996	4,559	—	58,513
Selling, general and administrative expenses	3,772	35,868	2,586	—	42,226
Restructuring and other infrequent expenses	—	49	—	—	49
Amortization of intangibles	—	3,005	160	—	3,165

Income (loss) from operations	(3,814)	15,074	1,813	—	13,073
Interest expense, net	10,747	241	(82)	—	10,906
Share of net income of subsidiaries under equity method	15,306	1,180	—	(16,486)	—

Income (loss) before income taxes	745	16,013	1,895	(16,486)	2,167
Income tax expense	—	173	715	—	888

Net income (loss)	$745	$15,840	$1,180	$(16,486)	$1,279

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Easton-Bell Sports, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
March 31, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$745	$15,559	$1,181	$(16,206)	$1,279
Non-cash adjustments	(17,792)	7,887	1,135	16,206	7,436
Changes in operating assets and liabilities, net of effects from purchase of business	(4,347)	(23,623)	(4,206)	—	(32,176)

Net cash used in operating activities	(21,394)	(177)	(1,890)	—	(23,461)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,939)	(2,149)	(133)	—	(4,221)
Settlement of preacquisition contingency	—	—	2,178	—	2,178
Purchase of business, net of cash acquired	—	(500)	—	—	(500)

Net cash (used in) provided by investing activities	(1,939)	(2,649)	2,045	—	(2,543)
Cash flows from financing activities:
Payments on capital lease obligations	—	(9)	—	—	(9)
Proceeds from senior secured credit facility, net	22,462	—	—	—	22,462

Net cash provided by (used in) financing activities	22,462	(9)	—	—	22,453
Effect of exchange rate changes on cash and cash equivalents	—	—	232	—	232

(Decrease) increase in cash and cash equivalents	(871)	(2,835)	387	—	(3,319)
Cash and cash equivalents, beginning of year	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of year	$656	$(150)	$6,074	$—	$6,580

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND INFORMATION
     This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, including the risks outlined under “Risk Factors” in our 2006 Annual Report on Form 10-K, will be important in determining future results.
     These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not place undue reliance on any of our forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Furthermore, any forward-looking statement speaks only as of the date on which it is made and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.
OVERVIEW
     We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports and in various action sports, including cycling, snow sports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey equipment, apparel and cycling components), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets) and Riddell (football and baseball equipment and reconditioning services). Together, these brands represent the vast majority of our sales and are among the most recognized and respected in the sporting goods industry.
     On March 16, 2006, we acquired 100% of the outstanding capital stock of Easton Sports, Inc. (“Easton”). The purchase price was funded in part by an equity investment in our parent company, Easton-Bell Sports, LLC (formerly known as Riddell Holdings, LLC), proceeds from a new senior secured credit facility entered into in connection with the Easton acquisition and existing cash. Easton’s results of operations are included in our results of operations from March 16, 2006. See Note 2 in the Notes to Consolidated Financial Statements for further details on the Easton acquisition.
     For the quarter ended March 31, 2007 and quarter ended April 1, 2006, we had two reportable segments: Team Sports and Action Sports. The majority of the Easton activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity and Easton’s cycling activity is reflected in our Action Sports segment which primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.
How We Assess the Performance of Our Business
     In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit and selling, general and administrative expenses.
Net Sales
     Net sales reflect our revenues from the sale of our products and services less returns and discounts. It also includes licensing income that we collect. As of March 31, 2007, we had two reportable business segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of equipment for baseball, softball, ice hockey, football and other team sports and reconditioning services for our football and other team sports products. Our Action Sports segment consists of helmets and other equipment for cycling, snow sports, powersports, skateboarding and other action sports, as well as fitness related products.
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
RESULTS OF OPERATIONS
Net Sales
     Net sales for the first fiscal quarter of 2007 increased $63.5 million, or 57.1%, as compared to the first fiscal quarter of 2006. This increase primarily relates to the inclusion of a full quarter of Easton’s business during the 2007 period as compared to the 2006 period, which only included such business for 15 days. During the first fiscal quarter of 2007 an additional $55.7 million in net sales was attributable to the Easton acquisition with $49.2 million in Team Sports and $6.5 million in Action Sports. Team Sports net sales increased $52.0 million, or 113.9% as compared to the prior year. In addition to the acquisition of Easton, other factors contributing to the increase in Team Sports net sales included increased football helmet and reconditioning sales. Action Sports net sales increased $11.4 million, or 17.4% when compared to the prior year. Action Sports sales increased primarily due to the inclusion of a full quarter of Easton’s cycling business and increased sales of helmets and accessories.

	Fiscal Quarter Ended				Change Due to
	March 31,	April 1,	Change		Easton Acquisition
	2007	2006	$	%	$	%
			(Dollars in thousands)

Net sales for the quarter ended	$174,634	$111,172	$63,462	57.1%	$55,728	50.1%
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

	Fiscal Quarter Ended				Change due
	March 31,	% of	April 1,	% of	to
	2007	Net Sales	2006	Net Sales	acquisition
		(Dollars in thousands)

Gross profit	$58,513	33.5%	$36,865	33.2%	$17,902
Selling, general and administrative expenses	42,226	24.2%	27,241	24.5%	8,512
Management expenses	—	0.0%	8,250	7.4%	—
Restructuring and other infrequent expenses	49	0.0%	275	0.3%	—
Amortization of intangibles	3,165	1.8%	2,341	2.1%	830

Income (loss) from operations	$13,073	7.5%	$(1,242)	(1.1)%	$8,560

Gross Profit
     For the first fiscal quarter of 2007, gross profit was $58.5 million, or 33.5% of net sales as compared to $36.9 million, or 33.2% of net sales for the first fiscal quarter of 2006. Team Sports gross profit of 36.9% of net sales decreased 2.5 percentage points compared to the first fiscal quarter of 2006. The decrease is primarily due to the inclusion of a full quarter of Easton’s Team Sports business, which sells products primarily through retail channels, whereas the balance of the Team Sports products are primarily sold directly to institutions. Action Sports gross profit of 29.2% of net sales decreased 1.7 percentage points compared to the first fiscal quarter of 2006, primarily due to the inclusion of a full quarter of the Easton cycling business and increases in inventory reserves.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $15.0 million or 55.0% for the first fiscal quarter of 2007, as compared to the first fiscal quarter of 2006, with $7.9 million of the increase due to the acquisition of Easton. In addition, Team Sports and Action Sports sales based commissions increased $1.4 million as a result of increased net sales. Corporate expenses included $0.3 million of Sarbanes-Oxley compliance program costs. Expenses related to reorganization initiatives were $0.9 million for the first fiscal quarter of 2007, as compared to $0.4 million for the first fiscal quarter of 2006. Also, the new equity incentive plan resulted in $0.6 million of additional stock compensation expense for the first fiscal quarter of 2007, as compared to the first fiscal quarter of 2006.
Management Expenses
     Management expenses were not incurred during the first fiscal quarter of 2007, due to the cancellation of the obligation to pay regular management expenses to Fenway Partners, LLC at the time of the Easton acquisition. In the first fiscal quarter of 2006, management expenses of $0.8 million were paid plus an additional one-time payment of $7.5 million was made to Fenway Partners, LLC (and its designee) prior to the consummation of the acquisition of Easton. The $7.5 million payment satisfied our obligation to pay any future management expenses under the management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc.
Restructuring Expenses
     Restructuring expenses decreased $0.2 million for the first fiscal quarter of 2007, as compared to the first fiscal quarter of 2006. The decrease reflects lower facility closure costs for the closure of our Chicago, Illinois manufacturing facility in 2007.
Amortization of Intangibles
     Amortization of intangibles increased $0.8 million, or 35.2%, for the first fiscal quarter of 2007, as compared to the first fiscal quarter of 2006. The increase is primarily attributable to the addition of intangible assets related to the acquisition of Easton.
Interest Expense
     Interest expense decreased $0.6 million during the first fiscal quarter of 2007, as compared to the first fiscal quarter of 2006. The decrease was primarily due the first fiscal quarter of 2006 reflecting the expensing of $1.6 million of debt acquisition costs upon extinguishment of certain debt and $3.3 million of bank and other third party fees that did not qualify for capitalization, offset partially by additional interest expense related to the senior credit facility entered into in conjunction with the Easton acquisition. Our interest expense as a percentage of total debt outstanding for the first fiscal quarter of 2007 is comparable to the first fiscal quarter of 2006.
Income Tax Expense (Benefit)
     We recorded an income tax expense of $0.9 million for the first fiscal quarter of 2007, as compared to an income tax benefit of $5.0 million for the first fiscal quarter of 2006. Our effective tax rate was 41.0% for the first fiscal quarter of 2007, as compared to 39.4% for the first fiscal quarter of 2006. For both the fiscal quarters ended March 31, 2007, and April 1, 2006, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense.
RESTRUCTURING
     In connection with our acquisition of Easton, we initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the closure of one of our manufacturing facilities in Van Nuys, California, which relates to our Team Sports segment. We estimate that substantially all manufacturing at this location will cease during the second fiscal quarter of 2007. The closure of this facility is consistent with our strategy to lower overall product costs.

     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in thousands)

Balance as of December 30, 2006	$1,890	$2,238	$4,128
Less: amounts paid during the quarter	(686)	(52)	(738)

Balance as of March 31, 2007	$1,204	$2,186	$3,390

     The accrual of $4.1 million was included as part of purchase accounting. The employee severance costs were accrued per our policy and relate to the termination of approximately 250 employees. As of March 31, 2007, 93 employees had been terminated. The $3.4 million of restructuring costs accrued at March 31, 2007 are expected to be paid during 2007.
     During 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the consolidation and integration of several facilities and announced the closure of our manufacturing operations in Chicago, Illinois, which relates to our Team Sports segment. The Chicago, Illinois facility, consisting of land and building, is currently under contract for sale with an anticipated closing date in May 2007 and the carrying value of $0.9 million is included in other assets as an asset held for sale. During the fiscal quarter ended March 31, 2007, we incurred $.05 million in facility closure costs which are recorded as restructuring and other infrequent expenses.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility.
     The cash generated from operating activities and the availability under our senior secured credit facility are the principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund our other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance. While we do not currently anticipate asking for any relief, it is possible that we may require relief in the future.
Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. This new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of March 31, 2007, we had $331.7 million outstanding under the term loan facility, $26.8 million outstanding under the U.S. revolving credit facility and also had availability to borrow an additional $40.3 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.
     The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or a LIBOR rate, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate, based upon our leverage ratio as calculated under the credit agreement.
     Under our senior secured credit facility, RBG and certain of our domestic subsidiaries have guaranteed all of our obligations (both U.S. and Canadian), and certain of our Canadian subsidiaries have guaranteed the obligations under the Canadian portion of the new revolving credit facility. Additionally, we and our subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under our senior secured credit facility. Furthermore, certain of our domestic subsidiaries and certain other Canadian subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for the obligations and related guarantees under our Canadian revolving credit facility (and in the case of our domestic subsidiaries, the obligations and related guarantees under our senior secured credit facility generally).

     Our senior secured credit facility imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on our assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test, a maximum capital expenditure limit and a minimum interest coverage ratio test. As of March 31, 2007, we were in compliance with all of our covenants.
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
Senior Subordinated Notes
     In September 2004, in connection with the acquisition of Bell, we issued $140.0 million of 8.375% senior subordinated notes due 2012 (the “Notes”). The Notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. Beginning October 1, 2008, we may redeem the Notes, in whole or in part, initially at 104.188% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
     Before October 1, 2007, we may also redeem up to 35% of the Notes at 108.375% of the principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.
Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $2.9 million and $1.2 million at March 31, 2007 and April 1, 2006, respectively.
     Cash used in operating activities was $23.5 million for the first fiscal quarter of 2007, compared to cash used in operations of $26.4 million in the first fiscal quarter of 2006. The decrease in usage of operating cash reflects the impact of the Easton operations, partially offset by increased working capital usage. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year. We had $230.3 million in working capital as of March 31, 2007, as compared to $225.0 million at December 30, 2006.
     Accounts receivable and inventories, combined, were $20.4 million higher at March 31, 2007 than at December 30, 2006. The increase is related to the normal increase in seasonal business in both segments.
     Cash used in investing activities was $2.5 million for the first fiscal quarter of 2007, compared to $393.4 million used in the first fiscal quarter of 2006. The primary reason for the decrease is due to our acquisition of Easton in March 2006.
     Cash provided by financing activities was $22.5 million for the first fiscal quarter of 2007, compared to $430.6 million provided in the first fiscal quarter of 2006. The primary reason for the decrease is due to our entering into a new senior secured credit facility in connection with the acquisition of Easton in March 2006.
     Capital expenditures for the first fiscal quarter of 2007 were $4.2 million compared to $3.7 million for the first fiscal quarter of 2006. Capital expenditures made during 2007 were primarily related to the implementation of our new ERP system, enhancing new and existing products and for restructuring initiatives.
     Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 60.9% at March 31, 2007 compared to 59.9% at December 30, 2006. The increase was attributable to borrowings under the revolving credit facility at March 31, 2007 to fund working capital needs.
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
     Amortization of Intangibles. The purchase price for Easton, including the refinancing of Easton’s existing indebtedness and transaction costs, was $405.5 million in cash of which $389.3 million was paid at close and $16.2 million of which was paid on July 20, 2006 to settle the working capital based purchase price adjustment. We accounted for this combination in accordance with Statement of Financial Accounting Standards, or SFAS No. 141, “Business Combinations” and, accordingly, we have allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. As a result, we recorded approximately $101.7 million of goodwill and approximately $166.1 million of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation. We expect the incremental impact of the amortization of these intangibles to reduce our income (loss) before income taxes by $4.9 million in 2007. This amortization, however, will also be tax deductible, and we expect this additional amortization to reduce our cash taxes in 2007.
     Net Sales and Income from Operations. Our results of operations for the fiscal quarter ended March 31, 2007 include the operations of Easton for the entire quarter, whereas our results for the fiscal quarter ended April 1, 2006 include Easton’s operations from March 16, 2006.
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

     Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a new senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of March 31, 2007, the outstanding principal balance under our term loan facility was $331.7 million and we had $26.8 million outstanding under our U.S. revolving credit facility. We expect our interest expense to increase in 2007, as it will reflect a full-year of interest expense from our new senior secured credit facility. We presently hedge only a portion of our variable interest rate debt, and our actual interest expense will be largely determined by trends in the London Interbank Offered Rate (“LIBOR”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K dated December 30, 2006 (Reg. No. 333-123927).
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
     Our net sales and expenses are predominantly denominated in U.S. dollars. The majority of our net sales were in U.S. dollars, with substantially all of the remaining sales in Canadian dollars, Taiwan dollars and Euros. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.
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
     One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. There were no foreign currency exchange forward contracts in effect at March 31, 2007. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into a senior secured credit facility, consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of March 31, 2007, the outstanding principal balance under our term loan facility was $331.7 million and we had $26.8 million outstanding under our U.S. revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate level would result in approximately a $0.6 million increase in interest expense for the fiscal quarter ended March 31, 2007.
     As of June 15, 2006, our senior secured credit facility required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of March 31, 2007 approximately 56% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness. We have entered into an interest rate cap for $125.0 million of our outstanding term indebtedness.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007, the end of the fiscal period covered by this quarterly report. The SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As disclosed in our Form 10-K filed for the year ended December 30, 2006, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management team with the participation of the Chief Executive Officer and the Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by our annual report, our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting at our Bell Sports subsidiary described below. Specifically, it was concluded that our policies and procedures did not provide for effective oversight and review of the reconciliation of accounts of our Bell Sports subsidiary at the end of each month. As a result, various balance sheet reclassifications and audit adjustments were required prior to the issuance of the audited consolidated financial statements included with the annual report. A number of the adjustments related to the fact that our personnel did not have sufficient knowledge to appropriately reconcile accounts following the implementation of SAP’s Enterprise Resource Program at Bell Sports, and there was not adequate review of the reconciliations and related supporting documentation to ensure that our accounting at month end was in accordance with generally accepted accounting principles. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. The impact of the adjustments, however, did not require the restatement of any of our financial statements and was not material in the aggregate to our fiscal 2006 results of operations.
     Management, with the oversight of our audit committee, is committed to effectively remediating the material weakness explained above. We have made progress in remediating the material weakness and will stay focused on remediating the identified weakness, as expeditiously as possible, with the goal to complete our remediation efforts prior to the end of the year. During the first fiscal quarter of 2007 we implemented the following actions (i) redesigned and implemented new review and approval procedures and processes associated with reconciling accounts at month end; (ii) provided additional training for select accounting personnel at our Bell Sports subsidiary; and (iii) increased the oversight by our accounting department of month-end account reconciliations.
     Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management team with the participation of the Chief Executive Officer and the Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, there were no other factors that would cause such officers to conclude our disclosure controls and procedures were not effective as of such date.
Changes in Internal Control over Financial Reporting
     Other than as set forth above, there was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in various suits and claims all of which constitute ordinary, routine litigation incidental to the business. We believe that none of the claims or actions, either individually or in the aggregate, is material to our business or financial condition.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Information” in this report.
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

EASTON-BELL SPORTS, INC. Registrant
Dated: May 14, 2007	/s/ Anthony M. Palma
Anthony M. Palma
Chief Executive Officer

Dated: May 14, 2007	/s/ Mark Tripp
Mark Tripp
Chief Financial Officer (Principal Financial Officer)