Form 10-Q
period 2007-06-30
EASTON-BELL SPORTS, INC.
filed 2007-08-14
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-123927
EASTON-BELL SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1636283 (I.R.S. Employer Identification No.)

7855 Haskell Avenue, Suite 200
Van Nuys, California 91406
(Address of principal executive offices)(Zip Code)
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
As of July 31, 2007, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 30, 2006	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Quarter and Two Fiscal Quarters Ended June 30, 2007 (unaudited) and July 1, 2006 (unaudited)	4
Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended June 30, 2007 (unaudited) and July 1, 2006 (unaudited)	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosure About Market Risk	34
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 6. Exhibits	36
SIGNATURES	37
Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,827	$9,899
Accounts receivable, net	232,223	182,234
Inventories, net	128,482	134,847
Prepaid expenses	7,051	10,449
Deferred taxes	10,224	10,224
Other current assets	1,619	1,611

Total current assets	387,426	349,264
Property, plant and equipment, net	36,672	34,198
Deferred financing fees, net	17,063	19,271
Intangible assets, net	323,928	330,445
Goodwill	206,298	207,327
Other assets	5,937	7,555

Total assets	$977,324	$948,060

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$3,350
Revolving credit facility	30,000	3,500
Current portion of capital lease obligations	31	36
Accounts payable	55,718	56,950
Accrued expenses	43,609	60,405

Total current liabilities	132,708	124,241
Long-term debt, less current portion	467,463	469,138
Capital lease obligations, less current portion	156	174
Deferred taxes	29,731	23,681
Other non-current liabilities	11,942	12,664

Total liabilities	642,000	629,898
Stockholder’s Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2007 and December 30, 2006	—	—
Additional paid-in capital	335,834	334,432
Accumulated deficit	(3,171)	(16,509)
Accumulated other comprehensive income	2,661	239

Total stockholder’s equity	335,324	318,162

Total liabilities and stockholder’s equity	$977,324	$948,060

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$206,370	$198,275	$381,004	$309,447
Cost of sales	129,986	138,358	246,107	212,665

Gross profit	76,384	59,917	134,897	96,782
Selling, general and administrative expenses	43,291	40,801	85,517	68,098
Management expenses	—	—	—	8,250
Restructuring and other infrequent expenses	52	269	101	544
Amortization of intangibles	3,352	3,411	6,517	5,752

Income from operations	29,689	15,436	42,762	14,138
Interest expense, net	10,878	11,225	21,785	22,706
Gain on sale of property	1,852	—	1,852	—

Income (loss) before income taxes	20,663	4,211	22,829	(8,568)
Income tax expense (benefit)	8,602	(9)	9,491	(5,044)

Net income (loss)	12,061	4,220	13,338	(3,524)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,190	1,640	2,422	1,455

Comprehensive income (loss)	$14,251	$5,860	$15,760	$(2,069)

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Two Fiscal Quarters Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$13,338	$(3,524)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,397	9,681
Amortization of deferred financing fees	2,208	1,115
Deferred financing fees written off during refinancing	—	1,613
Stock compensation expense	1,402	1,540
Deferred income tax expense (benefit)	6,050	(8,589)
Gain on sale of property held for sale	(1,852)	—
Disposal of property, plant and equipment	75	—
Write-down of property, plant and equipment	—	304
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(47,227)	(34,298)
Inventories, net	7,648	976
Other current and non-current assets	4,065	638
Accounts payable	(1,719)	13,167
Accrued expenses	(17,397)	2,525
Other current and non-current liabilities	(722)	(640)

Net cash used in operating activities	(22,734)	(15,492)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,222)	(7,073)
Proceeds from sale of property held for sale	2,741	—
Settlement of preacquisition contingency	2,178	—
Purchase of businesses, net of cash acquired	(1,569)	(387,015)

Net cash used in investing activities	(3,872)	(394,088)

Cash flows from financing activities:
Proceeds from issuance of senior term notes	—	335,000
Payments on old senior term notes	—	(109,462)
Payments on new senior term notes	(1,675)	—
Proceeds from revolving credit facility	88,100	65,404
Payments on revolving credit facility	(61,600)	(55,904)
Payments on capital lease obligations	(23)	(37)
Repurchase of shares	—	(4,270)
Capital contribution	—	191,403
Payment of debt issuance costs	—	(11,902)

Net cash provided by financing activities	24,802	410,232

Effect of exchange rate changes on cash and cash equivalents	(268)	1,455
(Decrease) increase in cash and cash equivalents	(2,072)	2,107

Cash and cash equivalents, beginning of period	9,899	3,632

Cash and cash equivalents, end of period	$7,827	$5,739

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
1. Basis of Presentation
     References to the “Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries, and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively, in each case, prior to their acquisition by Easton-Bell Sports, Inc. Easton-Bell Sports, Inc. is a subsidiary of RBG Holdings Corp. (“RBG”), which is a subsidiary of EB Sports Corp., which is a subsidiary of Easton-Bell Sports, LLC, the ultimate parent company (“the Parent”).
     The unaudited consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927) for the year ended December 30, 2006. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     The Company’s quarterly periods are 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s second quarter of fiscal year 2007 ended on June 30, and the second quarter of fiscal year 2006 ended on July 1.
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
     The primary reason for the Easton acquisition was to build a preeminent branded sports equipment company dedicated to enhancing athletic performance and protection with innovative equipment. The addition of Easton strengthened the Company’s position as a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories. The purchase price and resulting goodwill was based on negotiations and eventual agreement between a willing buyer and seller.
     Easton’s core business is developing, manufacturing, marketing and distributing baseball, softball, ice hockey and cycling components for both sports professionals and enthusiasts. Easton’s products are primarily sold and distributed through specialty retailers, sporting goods chains and distributors. Easton’s results of operations are included in the Company’s Consolidated Financial Statements from March 16, 2006.
     In connection with the Easton acquisition, the Company, together with RBG and certain of the Company’s domestic and Canadian subsidiaries, including Easton, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton, the Company’s new term loan facility was drawn in full, together with borrowings of $22,846 under its new U.S. revolving credit facility and U.S. $1,000 and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. See Note 5 herein.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     In addition, prior to the consummation of the acquisition of Easton, the management agreements described in Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company paid to Fenway Partners, LLC (formerly known as Fenway Partners, Inc.) (and its designee) $7,500, which payment was made just prior to the consummation of the acquisition of Easton. This amount is included in management expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) in 2006.
     Also, in connection with the consummation of the acquisition of Easton, the Parent repurchased approximately $4,270 of its outstanding Class A Common and Class B Common Units, many of which were held by the executive officers and employees of the Company. Finally, the Parent cancelled most of the outstanding unvested Class B Common Units and reissued new unvested Class B Common Units to the holders of such units at different vesting terms such that, following the consummation of the acquisition of Easton, substantially all outstanding Class B Common Units were unvested and subject to future vesting based on similar terms.
     The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by the Parent, which amended and restated the 2003 Equity Incentive Plan. The 2006 Equity Incentive Plan is described in Note 13 herein.
     The acquired net assets of Easton consisted primarily of inventories, accounts receivable, property, plant and equipment, tradenames, trademarks, customer relationships and patents for baseball, softball, ice hockey, cycling and other accessories. The acquisition of Easton was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party valuation as of the Closing Date. The Company recorded $101,720 of goodwill and $166,100 of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation.
     For tax purposes, domestic goodwill and identifiable intangibles associated with the Easton acquisition total $98,697 and $159,600, respectively, and are amortized over a period of 180 months. With respect to the international goodwill and identifiable intangibles, no tax deductions are permitted.
     The carrying amount of goodwill changed during the two fiscal quarters ended June 30, 2007 due to the settlement of a preacquisition contingency in connection with the Easton acquisition. The Company settled litigation that had been filed by Easton in May of 2005, and was pending at the time of the acquisition of Easton. The litigation involved misappropriation of trade secrets and intentional interference with business expectations in connection with a potential acquisition by Easton. The litigation was settled in the first quarter of 2007 with Easton receiving $2,178 in cash. Paragraph 40 of SFAS No. 141 requires pre-acquisition contingencies to be included in the purchase price allocation if the fair value of the pre-acquisition contingency can be determined during the allocation period. Sufficient information was available prior to the end of the allocation period for the Easton acquisition indicating that it was probable that an asset existed and the Company accordingly estimated the amount of the asset and recorded the amount as an adjustment to goodwill. In addition, working capital adjustments related to the acquisition of Easton changed goodwill during the fiscal quarter ended July 1, 2006.

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
     The following pro forma data summarizes the results of operations for the two fiscal quarters ended July 1, 2006 as if the Easton acquisition had occurred at January 1, 2006. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period.

Pro forma
Two Fiscal
Quarters Ended
July 1,
2006
Net sales	$364,821
Net loss	(334)
Other Acquisitions
     During 2006, the Company’s Action Sports segment acquired substantially all the assets of Cyclo Manufacturing, a manufacturer of solid core innertubes for the cycling market, for a cash amount of $1,949 and recognized $1,757 as goodwill. During the first quarter of 2007, the Company purchased substantially all the assets of Shanghai Cyclo (a related company) for a cash amount of $500. In June 2007, an earn-out provision was finalized related to the purchase of Cyclo Manufacturing and an additional $954 accrual was recognized as goodwill, and was paid in July 2007 to the former owners of Cyclo Manufacturing. Both the Cyclo Manufacturing and Shanghai Cyclo acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations”.
     In June 2007, the Company paid an earn-out of $115 to the former owners of Pro-Line Team Sports, Inc. (“Pro-Line”), a football reconditioning business in the Team Sports segment in connection with a 2004 acquisition. Such amount was recognized as additional goodwill.
3. Restructuring
     In connection with the Company’s acquisition of Easton, a restructuring plan was initiated to implement actions to reduce the overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the closure of one of its manufacturing facilities in Van Nuys, California, which relates to its Team Sports segment. Substantially all manufacturing at this location ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
Balance as of December 30, 2006	$1,890	$2,238	$4,128
Less: amounts paid during the first fiscal quarter	(686)	(52)	(738)

Balance as of March 31, 2007	$1,204	$2,186	$3,390
Less: amounts paid during the second fiscal quarter	(962)	(576)	(1,538)

Balance as of June 30, 2007	$242	$1,610	$1,852

     The accrual of $4,128 as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of June 30, 2007, 200 employees had been terminated. The $1,852 of restructuring costs accrued at June 30, 2007 are expected to be paid during 2007.
     During 2005, the Company announced and initiated a restructuring plan to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relates to its Team Sports segment. The Chicago, Illinois facility, consisting of land and building was sold in May 2007 and a gain on the sale of $1,852 was recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).
4. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	June 30, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(963)	$1,702	$(840)
Customer relationships	59,180	(17,322)	59,180	(14,787)
Patents	60,345	(13,670)	60,345	(10,441)
Licensing and other	5,900	(1,628)	5,900	(998)

Total	$127,127	$(33,583)	$127,127	$(27,066)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     As noted in Note 2 herein, the carrying amount of goodwill was reduced during the fiscal quarter ended March 31, 2007 due to the settlement of a preacquisition contingency for $2,178 in connection with the Easton acquisition. In connection with the acquisition of Cyclo, goodwill increased $954 in the Action Sports segment as the result of an earn-out provision. In June 2007, a $115 earn-out payment was made to the former owners of Pro-Line, which increased goodwill in the Team Sports segment. In addition, we reclassified $80 from current assets to goodwill upon determination that the amount, from a previous acquisition in our Action Sports segment, required reclassification. Goodwill by segment as of June 30, 2007 is as follows:

	Team	Action	Consolidated
	Sports	Sports
Goodwill balance as of June 30, 2007	$144,550	$61,748	$206,298

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     Goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and other indefinite-lived intangible assets are assessed using fair value measurement techniques.
     For indefinite-lived assets other than goodwill, the impairment test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In valuing its indefinite-lived intangible assets, the Company uses the royalty savings method. Under this method, the value of the asset is a function of the projected revenues attributable to the products utilizing the asset, the royalty rate that would hypothetically be charged by a licensor of the asset to a licensee and an appropriate discount rate to reflect the inherent risk of the projected cash flows.
     Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company's reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
     The results of the Company’s analyses conducted in 2006 indicated that no reduction in the carrying amount of goodwill was required.
5. Long-Term Debt
     Long-term debt consisted of the following:

	June 30, 2007	December 30, 2006
Senior Secured Credit Facility:
Term loan facility	$330,813	$332,488
U. S. revolving credit facility	30,000	3,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	187	210

Total long-term debt	501,000	476,198
Less current maturities of long-term debt and revolving credit facility	(33,381)	(6,886)

Long-term debt, less current portion	$467,619	$469,312

Senior Credit Agreement
     As described in Note 2 herein, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its U.S. revolving credit facility and U.S. $1,000 and Cdn $1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At June 30, 2007, the Company had $30,000 outstanding under the U.S. revolving credit facility and no amounts outstanding under the Canadian revolving credit facility.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The applicable margin percentage for the term loan is initially 1.75% for the London Interbank Offered Rate (“LIBOR”) and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the Credit Agreement. The applicable margin percentage for the revolving loan facilities is 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the U.S. base rate or the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate and Canadian base rate, based upon the Company’s leverage ratio as calculated under the Credit Agreement.
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
     The Credit Agreement limits the Company’s ability to incur or assume additional indebtedness, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and limits capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit.
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of June 30, 2007, the Company was in compliance with all of its covenants.
Senior Subordinated Notes
     On September 30, 2004, the Company issued $140,000 of 8.375% senior subordinated notes due 2012, all of which remains outstanding. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year. Beginning October 1, 2008, the Company may redeem the notes, in whole or in part, initially at 104.188% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010. In addition, before October 1, 2008, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium.
     Before October 1, 2007, the Company also may redeem up to 35.0% of the senior subordinated notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
     Cash payments for interest were $7,389 and $6,321 for the fiscal quarters ended June 30, 2007 and July 1, 2006, respectively. For the first two fiscal quarters cash payments were $19,778 and $14,145 for 2007 and 2006, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $2,946 and $2,650 at June 30, 2007 and July 1, 2006, respectively.
     In connection with the refinancing of indebtedness on the Closing Date, the Company expensed $1,613 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The Company also incurred bank and other fees of $15,489 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $12,166 as new debt acquisition costs and recorded $3,323 as expense during the year ended December 30, 2006, for bank and other third party fees that did not qualify for capitalization. In addition, the Company amortized $1,102 and $1,115 of debt issuance costs during the second fiscal quarter of 2007 and 2006, respectively. For the first two fiscal quarters the Company amortized $2,208 and $1,115 of debt issuance costs for 2007 and 2006, respectively.
     On November 17, 2006, EB Sports Corp., a subsidiary of the Company’s parent and the direct parent of RBG (and therefore an indirect parent of the Company), entered into a Credit Agreement with Wachovia Investment Holdings, LLC, as administrative agent for a group of lenders, pursuant to which EB Sports Corp. borrowed $175.0 million for the purpose of paying a dividend (the “EBS Credit Agreement”). The loan matures on May 1, 2012. The EBS Credit Agreement imposes limitations on EB Sports Corp. and its direct and indirect subsidiaries, including RBG and the Company, to, among other things, incur additional indebtedness, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, declare or pay dividends or make distributions, repurchase stock, prepay subordinated debt and enter into transactions with affiliates. The EBS Credit Agreement contains events of default, including but not limited to nonpayment of principal, interest, fees or other amounts when due, failure to comply with certain provisions, cross-payment default and cross-acceleration to certain indebtedness, dissolution, insolvency and bankruptcy events and material judgments. Some of these events of default allow for grace periods and materiality concepts. Borrowings under the EBS Credit Agreement bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 6.00% per annum. EB Sports Corp. has the option to pay interest either in cash or in-kind by adding such interest to principal.
     Borrowings under the EBS Credit Agreement are not guaranteed by the Company or any of its subsidiaries and are senior unsecured obligations of EB Sports Corp. However, given that EB Sports Corp. controls the Company’s direct parent, EB Sports Corp. has the ability, subject to the terms of the Company’s existing senior secured credit facility and any other agreements which limit the Company’s ability to declare and pay dividends, to obtain money from the Company and its subsidiaries in order to fund its obligations under such loan.
6. Accrued Expenses
     Accrued expenses consist of the following:

	June 30, 2007	December 30, 2006
Salaries, wages, commissions and bonuses	$10,412	$13,902
Advertising	6,127	6,009
Rebates	4,434	2,634
Interest	3,404	3,604
Warranty	3,066	2,981
Restructuring	1,852	4,128
Royalties	1,697	2,458
Defective products	1,438	1,990
Product liability – current portion	692	2,162
Other	10,487	20,537

Total accrued expenses	$43,609	$60,405

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
7. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor, factory overhead, and inbound freight and are net of reserves.
     Inventories, net consisted of the following:

	June 30, 2007	December 30, 2006
Raw materials	$18,136	$18,220
Work-in-process	2,370	3,550
Finished goods	107,976	113,077

Inventories, net	$128,482	$134,847

8. Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted FIN 48 on December 31, 2006. See Note 11 herein.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company has not evaluated the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.
9. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The vast majority of Easton’s product sales are reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team products and reconditioning services related to certain of these products. The Company’s Action Sports segment consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. Following the acquisition of Easton, the Company’s Action Sports segment includes Easton’s cycling business. The Company evaluates segment performance primarily based on income from operations excluding stock compensation expense, management expenses, restructuring expenses, corporate expenses, and amortization of intangibles. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expenses, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     Segment results for the fiscal quarter and the two fiscal quarters ended June 30, 2007 and July 1, 2006, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
June 30, 2007
Net sales	$125,453	$80,917	$206,370
Income from operations	29,957	8,603	38,560
Depreciation	1,157	1,281	2,438
Capital expenditures	527	2,460	2,987

July 1, 2006
Net sales	$122,309	$75,966	$198,275
Income from operations	12,329	9,793	22,122
Depreciation	708	925	1,633
Capital expenditures	610	2,743	3,353

	Team	Action
Two Fiscal Quarters Ended	Sports	Sports	Consolidated
June 30, 2007
Net sales	$227,428	$153,576	$381,004
Income from operations	42,596	16,031	58,627
Depreciation	2,320	2,560	4,880
Capital expenditures	1,850	5,372	7,222

July 1, 2006
Net sales	$168,553	$140,894	$309,447
Income from operations	14,959	18,398	33,357
Depreciation	2,044	1,885	3,929
Capital expenditures	1,061	6,012	7,073

	Team	Action
	Sports	Sports	Consolidated
Assets
As of June 30, 2007	$605,796	$371,528	$977,324
As of December 30, 2006	587,267	360,793	948,060
     Reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income (Loss) is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Segment income from operations	$38,560	$22,122	$58,627	$33,357
Stock compensation expense	(706)	(1,491)	(1,402)	(1,540)
Management expenses	—	—	—	(8,250)
Corporate expenses	(4,761)	(1,515)	(7,845)	(3,133)
Restructuring and other infrequent expenses	(52)	(269)	(101)	(544)
Amortization of intangibles	(3,352)	(3,411)	(6,517)	(5,752)

Consolidated income from operations	$29,689	$15,436	$42,762	$14,138

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
     The Company maintains product liability insurance coverage under policies that include a combined primary and excess policy written under multi-year programs with a combined limit of $23,000 expiring in January 2009, and an annual excess liability policy providing an additional limit of $20,000 excess of $23,000 expiring in January 2008, for a total limit of $43,000. These policies provide coverage against claims resulting from alleged injuries sustained during the policy period, subject to policy terms and conditions. The primary portion of the multi-year product liability policy is written with a $3,000 limit per occurrence, structured as a limit of $2,250 (fully funded by the Company) in excess of a $750 self-insured retention.
     Litigation and Other Contingencies
     The Company is a party to various legal claims and actions incidental to its business, including without limitation, claims relating to personal injury as well as employment related matters. Management believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.
11. Income Taxes
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
     The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of the implementation of FIN 48, the Company determined there was not a need to recognize a change in the liability for uncertain tax positions. The Company does not believe any such uncertain tax positions will materially impact its effective tax rate in future periods. The amount of unrecognized tax benefits is $2,774, which did not materially change as of June 30, 2007. The Company cannot reasonably estimate the potential change in unrecognized tax benefits that could occur over the next 12 months. Because these uncertain tax positions relate to a pre-acquisition period, any adjustments to the tax benefits will be adjusted through goodwill. It is reasonably possible that the 2002-2003 years presently pending before the Internal Revenue Service (“IRS”) Appeals Division will be settled by the end of 2007, which may significantly decrease the total amount of unrecognized tax benefits.
     The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with the recognition of these items in prior reporting periods. As of June 30, 2007, the Company had recorded a liability of approximately $200 for the payment of interest, and expects this amount to be zero by the end of 2007 based on the expectations of the audit. Based on the IRS settlement and prior audit experience, no amount has been accrued related to the payment of penalties.
     All federal income tax returns of the Company’s predecessor companies, Bell and Riddell, are closed through 2002 and 2001, respectively. However, net operating loss carryovers remain for Bell from earlier years. The statute remains open for three years after these loss carryovers are utilized up to the amount of the losses. An IRS examination of the years 2002 and 2003 for Riddell is completed, and the unagreed issues are currently pending before the IRS Appeals Division. EB Sports Corp. is currently not under examination for years 2004 through 2005.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     State income tax returns are generally subject to examination for a period of between 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company and its subsidiaries have no known material state income tax returns in the process of examination, administrative appeals or litigation. The Company is currently under audit by the Illinois Department of Revenue for the 2004 and 2005 tax periods. This audit is not anticipated to result in any material changes to tax due as the Company has significant net operating losses in this state.
     The Company recorded an income tax expense of $9,491 and benefit of $5,044 for the two fiscal quarters ended June 30, 2007, and July 1, 2006, respectively. The Company’s effective tax rate was 41.6% through the first two fiscal quarters of 2007, as compared to 58.9% through the first two fiscal quarters of 2006. For both the fiscal quarters ended June 30, 2007, and July 1, 2006, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense.
12. Derivative Instruments and Hedging Activity
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of June 30, 2007, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     The Company has a foreign subsidiary that enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At June 30, 2007, there were foreign currency forward contracts in effect for the purchase of US $15,000 aggregated notional amounts, or approximately Cdn $15,951. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the foreign currency exchange forward contracts at June 30, 2007, represented a liability of approximately $215. This amount is recorded in accrued expenses in the accompanying Consolidated Balance Sheets.
     Under the Credit Agreement, the Company was required by June 15, 2006 to have interest rate agreements in place such that not less than 50.0% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of June 30, 2007 and December 30, 2006, the Company had approximately 56.3% and 56.1%, respectively, of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. Additional interest expense related to the interest rate cap was $27 and $8 for the fiscal quarters ended June 30, 2007 and July 1, 2006, respectively. The fair market value of the interest rate cap at June 30, 2007 and December 30, 2006 was $21 and $66, respectively.
13. Stock-Based Employee Compensation
     On March 16, 2006, the Parent adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated its 2003 Equity Incentive Plan (the “2003 Plan”). The 2006 Plan provides for the issuance of Class B Common Units of the Parent (“Units”), which represent profit interests in the Parent. Accordingly, Class B unit holders are entitled to share in the distribution of profits of the Parent above a certain threshold, which is defined as the fair value of the unit at the date of grant. The Units issued under the 2006 Plan vest based on both time and performance. Time vesting occurs over a four-year period, and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the Units, whether subject to time or performance vesting, becomes vested in the event of an initial public offering. If a change of control occurs and a holder of the Units is continuously employed by the Company until such change of control, then a portion of the unvested time based units and performance units will vest in various amounts depending on the internal rate of return achieved by certain investors in the Parent as a result of the change of control. The total Units available for awards are 38,381,984. The Units qualify as equity instruments.
     Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123. “Accounting for Stock Based Compensation” using the prospective transition method.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     Under SFAS No. 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, per share strike price of $2.14 for units issued March 16, 2006 through November 16, 2006 and subsequent to the November 17, 2006 dividend payment, $1.76 for units issued from November 17, 2006 through June 30, 2007, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107 “Shared Based Payment”, a risk free interest rate ranging from 4.9% to 5.2%, a dividend yield of 0.0% and an expected volatility rate of 46.0% based upon a peer group of companies given no historical data for the Units and a forfeiture rate of 7.7%.
     Accordingly, the Company records compensation expense using the fair value of the Units granted after the adoption of SFAS No. 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of June 30, 2007, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and two fiscal quarters ended June 30, 2007 and July 1, 2006:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Unit based compensation expense	$706	$1,491	$1,402	$1,540

     As of June 30, 2007, there was $13,999 of unrecognized compensation costs, net of estimated forfeitures, related to the Units. The unrecognized compensation costs are comprised of $7,961 related to time based vesting units and $6,038 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 3 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company’s Unit activity for the two fiscal quarters ended June 30, 2007 under the Plan is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 30, 2006	30,887,736	$2.11
Forfeited	(3,198,526)	$2.14

Outstanding at March 31, 2007	27,689,210	$2.11
Granted	1,050,000	$1.76
Forfeited	(582,529)	$2.14

Outstanding at June 30, 2007	28,156,681	$2.09

Vested Units at June 30, 2007	4,915,832	$2.00

     The Company computes the grant date fair value of the stock-based compensation grants based on the estimated fair value of the Company’s equity and the number of Units authorized. The equity value is based on the EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiple paid for the Company’s most recent significant acquisition, applied to the current annual EBITDA to derive an enterprise value from which the current outstanding debt is deducted.
14. Warranty Obligations
     The Company records a product warranty obligation at the time of sale based on the Company’s historical experience. The Company estimates its warranty obligation by reference to historical product warranty return rates, product costs and service delivery costs incurred in correcting the product. Should actual product warranty return rates, product costs or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The following is a reconciliation of the changes in the Company’s product warranty liability for the first two fiscal quarters ended June 30, 2007 and July 1, 2006.

	2007	2006
Beginning of fiscal year	$2,981	$3,047
Warranty costs incurred during the period	(1,502)	(417)
Warranty cost liability recorded during the period	1,445	481

End of 1st fiscal quarter	2,924	3,111
Warranty costs incurred during the period	(1,501)	(1,271)
Warranty cost liability recorded during the period	1,643	1,345
End of 2nd fiscal quarter	$3,066	$3,185

15. Related Party Transactions
     The Company, its subsidiaries, RBG and the Parent entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is an affiliate of the Parent, pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management fee equal to the greater of $3,000, or 5% of the Company’s previous fiscal year’s EBITDA.
     Pursuant to the management agreements, the Company expensed and paid these entities $750 for 2006, which is included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the consummation of the acquisition of Easton, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, LLC (and its designee) $7,500, which payment was made immediately prior to the consummation of the acquisition of Easton. These expenses paid to Fenway Partners, LLC are also included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     In addition, pursuant to such agreements, Fenway Partners, LLC, also received reimbursement of out of pocket expenses of approximately $2,228 in connection with expenses incurred by them related to the acquisition of Easton. These amounts are included in the acquisition costs.
     Jas. D. Easton, Inc. is an affiliate of James L. Easton, a member of the Board of Managers of the Parent, and former owner of Easton. On February 1, 2006, the Company entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton and the Company consummated the acquisition of Easton on March 16, 2006. Pursuant to the transaction, the Company paid the seller $385,000 in cash. In addition, a post-closing adjustment of $16,195 was paid in July 2006, based on the determination of closing working capital. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify the Company for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneous with the closing of the acquisition of Easton, Jas. D. Easton, Inc. purchased equity in the Parent pursuant to a subscription agreement in an aggregate amount of $25,000.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company has entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc., pursuant to which the Company is to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (i) March 16, 2016, (ii) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (iii) the effectiveness of any registered public offering by Easton Technical Products, Inc. and (iv) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. In the fiscal quarter ended June 30, 2007 and July 1, 2006, Easton paid approximately $723 and $681, respectively, in rent pursuant to such affiliate leases. In the first two fiscal quarters ended June 30, 2007 and July 1, 2006, Easton paid approximately $1,443 and $798, respectively, in rent pursuant to such affiliate leases.
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
16. Supplemental Guarantor Condensed Financial Information
     In September 2004, in connection with the acquisition of Bell, the Company (presented as issuer in the following financial statements) issued $140,000 of 8.375% senior subordinated notes due 2012. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). All other subsidiaries of the Company do not guarantee the senior subordinated notes (the “Non-Guarantors”). Each subsidiary guarantor is wholly owned and the guarantees are full and unconditional and joint and several.
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the second fiscal quarter of 2007, the first two fiscal quarters of 2007 and the respective prior periods in 2006. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Balance Sheet
June 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,665	$3,675	$1,487	$—	$7,827
Accounts receivable, net	—	189,587	42,636	—	232,223
Inventories, net	—	111,202	17,280	—	128,482
Prepaid expenses	1,236	5,527	288	—	7,051
Deferred taxes	5,206	5,018	—	—	10,224
Other current assets	—	1,472	147	—	1,619

Total current assets	9,107	316,481	61,838	—	387,426
Property, plant and equipment, net	8,085	27,252	1,335	—	36,672
Deferred financing fees, net	17,063	—	—	—	17,063
Investments and intercompany receivables	498,097	—	4,344	(502,441)	—
Intangible assets, net	—	317,449	6,479	—	323,928
Goodwill	16,195	184,912	5,191	—	206,298
Other assets	—	5,937	—	—	5,937

Total assets	$548,547	$852,031	$79,187	$(502,441)	$977,324

Liabilities & Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	30,000	—	—	—	30,000
Current portion of capital lease obligations	—	31	—	—	31
Accounts payable	—	45,738	9,980	—	55,718
Accrued expenses	—	34,455	9,154	—	43,609

Total current liabilities	33,350	80,224	19,134	—	132,708
Long-term debt, less current portion	467,463	—	—	—	467,463
Capital lease obligations, less current portion	—	156	—	—	156
Deferred taxes	—	25,929	3,802	—	29,731
Other non-current liabilities	1,123	5,516	5,303	—	11,942
Long-term intercompany payables	—	468,354	—	(468,354)	—

Total liabilities	501,936	580,179	28,239	(468,354)	642,000

Total stockholder’s equity	46,611	271,852	50,948	(34,087)	335,324

Total liabilities & stockholder’s equity	$548,547	$852,031	$79,187	$(502,441)	$977,324

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Fiscal Quarter Ended June 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$185,161	$32,958	$(11,749)	$206,370
Cost of sales	90	118,412	23,233	(11,749)	129,986

Gross profit	(90)	66,749	9,725	—	76,384
Selling, general and administrative expenses	5,343	35,518	2,430	—	43,291
Restructuring and other infrequent expenses	—	52	—	—	52
Amortization of intangibles	—	3,186	166	—	3,352

(Loss) income from operations	(5,433)	27,993	7,129	—	29,689
Interest expense, net	10,663	240	(25)	—	10,878
Gain on sale of property	––	1,852	––	––	1,852
Share of net income of subsidiaries under equity method	28,690	5,019	—	(33,709)	—

Income (loss) before income taxes	12,594	34,624	7,154	(33,709)	20,663
Income tax expense	—	6,467	2,135	—	8,602

Net income (loss)	$12,594	$28,157	$5,019	$(33,709)	$12,061

Consolidating Statement of Operations
Fiscal Quarter Ended July 1, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$175,752	$31,237	$(8,714)	$198,275
Cost of sales	—	125,665	21,407	(8,714)	138,358

Gross profit	—	50,087	9,830	—	59,917
Selling, general and administrative expenses	2,700	35,556	2,545	—	40,801
Restructuring and other infrequent expenses	—	269	—	—	269
Amortization of intangibles	—	3,240	171	—	3,411

(Loss) income from operations	(2,700)	11,022	7,114	—	15,436
Interest expense, net	11,013	230	(18)	—	11,225
Share of net income of subsidiaries under equity method	17,933	7,134	—	(25,067)	—

Income (loss) before income taxes	4,220	17,926	7,132	(25,067)	4,211
Income tax (benefit)	—	(7)	(2)	—	(9)

Net income (loss)	$4,220	$17,933	$7,134	$(25,067)	$4,220

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Two Fiscal Quarters Ended June 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$353,700	$51,907	$(24,603)	$381,004
Cost of sales	132	232,955	37,623	(24,603)	246,107

Gross profit	(132)	120,745	14,284	—	134,897
Selling, general and administrative expenses	9,115	71,386	5,016	—	85,517
Restructuring and other infrequent expenses	—	101	—	—	101
Amortization of intangibles	—	6,191	326	—	6,517

(Loss) income from operations	(9,247)	43,067	8,942	—	42,762
Interest expense, net	21,411	481	(107)	—	21,785
Gain on sale of property	––	1,852	––	––	1,852
Share of net income of subsidiaries under equity method	43,996	6,199	—	(50,195)	—

Income (loss) before income taxes	13,338	50,637	9,049	(50,195)	22,829
Income tax expense	—	6,641	2,850	—	9,491

Net income (loss)	$13,338	$43,996	$6,199	$(50,195)	$13,338

Consolidating Statement of Operations
Two Fiscal Quarters Ended July 1, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$279,904	$40,044	$(10,501)	$309,447
Cost of sales	—	196,081	27,085	(10,501)	212,665

Gross profit	—	83,823	12,959	—	96,782
Selling, general and administrative expenses	4,365	60,503	3,230	—	68,098
Management expenses	8,250	—	—	—	8,250
Restructuring and other infrequent expenses	—	544	—	—	544
Amortization of intangibles	—	5,464	288	—	5,752

(Loss) income from operations	(12,615)	17,312	9,441	—	14,138
Interest expense, net	22,202	523	(19)	—	22,706
Share of net income of subsidiaries under equity method	31,293	10,747	—	(42,040)	—

(Loss) income before income taxes	(3,524)	27,536	9,460	(42,040)	(8,568)
Income tax benefit	—	(3,757)	(1,287)	—	(5,044)

Net (loss) income	$(3,524)	$31,293	$10,747	$(42,040)	$(3,524)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended June 30, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,338	$43,996	$6,199	$(50,195)	$13,338
Non-cash adjustments	(31,304)	(6,586)	6,975	50,195	19,280
Changes in operating assets and liabilities, net of effects from purchase of businesses	(2,432)	(36,067)	(16,853)	—	(55,352)

Net cash (used in) provided by operating activities	(20,398)	1,343	(3,679)	—	(22,734)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,289)	(3,680)	(253)	—	(7,222)
Proceeds from sale of property held for sale		2,741		—	2,741
Settlement of preacquisition contingency	—	2,178	—	—	2,178
Purchase of businesses, net of cash acquired	—	(1,569)	—	—	(1,569)

Net cash (used in) provided by investing activities	(3,289)	(330)	(253)	—	(3,872)
Cash flows from financing activities:
Payments on capital lease obligations	—	(23)	—	—	(23)
Proceeds from credit facilities, net	24,825	—	—	—	24,825

Net cash provided by (used in) financing activities	24,825	(23)	—	—	24,802
Effect of exchange rate changes on cash and cash equivalents	—	—	(268)	—	(268)

Increase (decrease) in cash and cash equivalents	1,138	990	(4,200)	—	(2,072)
Cash and cash equivalents, beginning of period	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of period	$2,665	$3,675	$1,487	$—	$7,827

Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended July 1, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,524)	$31,293	$10,747	$(42,040)	$(3,524)
Non-cash adjustments	(391,156)	316,979	37,801	42,040	5,664
Changes in operating assets and liabilities, net of effects from purchase of business	1,044	18,792	(37,468)	—	(17,632)

Net cash (used in) provided by operating activities	(393,636)	367,064	11,080	—	(15,492)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,317)	(3,175)	(1,581)	—	(7,073)
Purchase of business, net of cash acquired	(15,481)	(364,181)	(7,353)	—	(387,015)

Net cash used in investing activities	(17,798)	(367,356)	(8,934)	—	(394,088)
Cash flows from financing activities:
Payments on capital lease obligations	—	(37)	—	—	(37)
Proceeds from revolving credit facility, net	9,500	––	––	—	9,500
Proceeds from senior secured credit facility, net	225,538	––	––	—	225,538
Payments of debt issuance costs	(11,902)	––	––	––	(11,902)
Capital contributed by member, net	187,133	—	—	—	187,133

Net cash provided by (used in) financing activities	410,269	(37)	—	—	410,232
Effect of exchange rate changes on cash and cash equivalents	—	1,820	(365)	—	1,455

(Decrease) increase in cash and cash equivalents	(1,165)	1,491	1,781	—	2,107
Cash and cash equivalents, beginning of period	3,876	(526)	282	—	3,632

Cash and cash equivalents, end of period	$2,711	$965	$2,063	$—	$5,739

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
17. Prior Quarter Purchase Accounting Adjustment
     During the fourth quarter of 2006, the Company made final purchase accounting adjustments with respect to the Easton acquisition. It was determined that the inventory write-up recorded initially in purchase accounting at the date of acquisition and charged to cost of sales during the first three quarters of the year was understated in error by $5,135. The Company corrected this error during the fourth quarter of 2006 and charged the additional inventory write-up of $5,135 to cost of sales. The amounts previously reported for gross profit, income (loss) from operations and net income (loss) for the second quarter of 2006 have been restated by $2,642 to reflect the effect of the additional inventory write-up on the cost of sales in the quarter. The income tax expense (benefit) was also adjusted as discussed. See Note 11 herein.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	As Previously		As Previously
	Filed	(Restated)	Filed	(Restated)
	(Dollars in thousands)
July 1, 2006:
Net sales	$198,275	$198,275	$309,447	$309,447
Gross profit	62,559	59,917	99,424	96,782
Income from operations	18,078	15,436	16,780	14,138
Income tax expense (benefit)	2,158	(9)	(2,877)	(5,044)
Net income (loss)	4,695	4,220	(3,049)	(3,524)

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
OVERVIEW
     We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football and other team sports and in various action sports, including cycling, snow sports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey equipment, apparel and cycling components), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets) and Riddell (football and baseball equipment and reconditioning services). Together, these brands represent the vast majority of our sales and are among the most recognized and respected in the sporting goods industry.
     On March 16, 2006, we acquired 100% of the outstanding capital stock of Easton Sports, Inc. (“Easton”). The purchase price was funded in part by an equity investment in our parent company, Easton-Bell Sports, LLC (formerly known as Riddell Holdings, LLC), proceeds from a new senior secured credit facility and existing cash. Easton’s results of operations are included in our results of operations from March 16, 2006. See Note 2 in the Notes to Consolidated Financial Statements for further details on the Easton acquisition.
How We Assess the Performance of Our Business
     In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit, selling, general and administrative expenses and utilization of working capital.
Net Sales
     Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. As of June 30, 2007, we had two reportable segments: Team Sports and Action Sports. The majority of the Easton activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity and Easton’s cycling activity is reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

Cost of Sales
     Cost of sales includes the direct cost of purchased merchandise, inbound freight, factory operating costs and all shipping expenses. Cost of sales generally changes as we incur higher or lower costs from our vendors, experience better or worse productivity in our factories and increase or decrease inventory levels as certain fixed overhead is included in inventory. A shift in the composition of our revenues can also result in higher or lower cost of sales as our gross profit margins differ by product. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and generally reserve for excess and obsolete inventory. If we misjudge the market for our products we may be faced with significant excess inventory and need to allow for higher charges for excess and obsolete inventory. Such charges have reduced our gross profit in some prior periods and may have a material adverse impact depending on the amount of the charge.
Gross Profit
     Gross profit is equal to our net sales minus our cost of sales. Gross profit margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other sporting goods companies, as some companies may exclude all of the costs related to freight in cost of sales while others, like us, include all or a portion of such costs in cost of sales. In addition, we state inventories at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor and factory overhead costs, whereas other companies may state inventories on a last-in, first-out basis.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses include all operating expenses not included in cost of sales, primarily, selling, marketing, administrative payroll, research and development, insurance and lease expense as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	Fiscal Quarter Ended
	June 30,	% of	July 1,	% of
	2007	Net Sales	2006	Net Sales
	(Dollars in thousands)
Net sales	$206,370	100.0%	$198,275	100.0%
Cost of sales	129,986	63.0%	138,358	69.8%

Gross profit	76,384	37.0%	59,917	30.2%
Selling, general and administrative expenses	43,291	21.0%	40,801	20.6%
Restructuring and other infrequent expenses	52	0.0%	269	0.1%
Amortization of intangibles	3,352	1.6%	3,411	1.7%

Income from operations	$29,689	14.4%	$15,436	7.8%

	Two Fiscal Quarters Ended				Change Due
	June 30,	% of	July 1,	% of	to
	2007	Net Sales	2006	Net Sales	Acquisitions
	(Dollars in thousands)
Net sales	$381,004	100.0%	$309,447	100.0%	$56,360
Cost of sales	246,107	64.6%	212,665	68.7%	38,289

Gross profit	134,897	35.4%	96,782	31.3%	18,071
Selling, general and administrative expenses	85,517	22.5%	68,098	22.0%	8,544
Management expenses	—	0.0%	8,250	2.7%	—
Restructuring and other infrequent expenses	101	0.0%	544	0.2%	—
Amortization of intangibles	6,517	1.7%	5,752	1.8%	830

Income from operations	$42,762	11.2%	$14,138	4.6%	$8,697

Net Sales
     Net sales for the second fiscal quarter of 2007 increased $8.1 million, or 4.1%, as compared to the second fiscal quarter of 2006. Team Sports net sales increased $3.1 million, or 2.6%, in the second fiscal quarter of 2007, as compared to the same period in 2006. Factors contributing to the increase in Team Sports net sales included increased sales of apparel, football helmets, shoulder pads, collectibles and performance of reconditioning services. Sales of baseball, softball and ice hockey products were relatively flat during the current quarter, as compared to the prior year. Action Sports net sales increased $5.0 million, or 6.5%, in the second fiscal quarter of 2007, when compared to the same period in the prior year due to increased cycling helmet, powersports helmet, juvenile licensed product and specialty channel accessories sales.
     During the first two fiscal quarters of 2007, net sales increased $71.6 million, or 23.1%, as compared to the first two fiscal quarters of 2006. This increase is primarily attributable to the inclusion of a full first fiscal quarter of Easton’s business during 2007 as compared to 2006, which only included such business for the last 15 days of the first fiscal quarter. During the first two fiscal quarters of 2007, an additional $55.7 million and $0.7 million in net sales were attributable to the Easton and Cyclo/Shanghai Cyclo acquisitions, with $49.2 million attributable to Team Sports and $7.2 million attributable to Action Sports. Team Sports net sales increased $58.9 million, or 34.9%, as compared to the prior year. In addition to the acquisition of Easton Sports, other factors contributing to the increase in Team Sports net sales included increased football helmet, shoulder pad, apparel and reconditioning sales. Action Sports net sales increased $12.7 million, or 9.0%, when compared to the prior year. In addition to the inclusion of a full first fiscal quarter of Easton’s cycling business and acquisition of Cyclo/Shanghai Cyclo, sales of cycling helmets, powersports helmets, juvenile licensed products, snow helmets and specialty channel accessories increased.

	Fiscal Quarter Ended				Change Due to
	June 30,	July 1,	Change		Acquisitions
	2007	2006	$	%	$	%
	(Dollars in thousands)
Net sales for the quarter ended	$206,370	$198,275	$8,095	4.1%	$—	—%
Net sales for the two quarters ended	$381,004	$309,447	$71,557	23.1%	$56,360	18.2%
Cost of Sales
     For the second fiscal quarter of 2007, cost of sales was $130.0 million, or 63.0% of net sales, as compared to $138.4 million, or 69.8% of net sales for the second fiscal quarter of 2006. The decrease in cost of sales as a percentage of net sales is primarily attributable to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia, offset partially by product mix changes. Team Sports cost of sales was $71.8 million, or 57.1% of net sales, as compared to $86.4 million, or 70.6% of net sales, in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia. Action Sports cost of sales was $58.2 million, or 71.9% of net sales, as compared to $52.0 million or 68.5% of net sales, in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to sales mix changes and inventory reserves.
     For the first two fiscal quarters of 2007, cost of sales was $246.1 million, or 64.6% of net sales, as compared to $212.7 million, or 68.7% of net sales, for the first two fiscal quarters of 2006. The decrease in cost of sales as a percentage of sales is primarily attributable to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia, offset partially by product mix changes. Team Sports cost of sales was $137.6 million, or 60.4% of net sales, as compared to $115.8 million, or 68.7% of net sales, in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales is primarily attributable to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia. Action Sports cost of sales was $108.5 million, or 70.7% of net sales, as compared to $96.9 million, or 68.8% of net sales, in the same period of the prior year. The increase in cost of sales as a percentage of net sales is due to the inclusion of a full first quarter of the Easton cycling business, a change in sales mix and inventory reserves.

Gross Profit
     For the second fiscal quarter of 2007, gross profit was $76.4 million, or 37.0% of net sales, as compared to $59.9 million, or 30.2% of net sales for the second fiscal quarter of 2006. The increase in gross profit as a percentage of net sales is primarily attributable to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia, offset partially by sales mix changes. Team Sports gross profit percentage was 42.9% of net sales, an increase of 13.4 percentage points compared to the second fiscal quarter of 2006. The increase is primarily due to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia. Action Sports gross profit percentage was 28.1% of net sales, a decrease of 3.5 percentage points compared to the second fiscal quarter of 2006, primarily due to a change in sales mix and inventory reserves.
     For the first two fiscal quarters of 2007, gross profit was $134.9 million, or 35.4% of net sales, as compared to $96.8 million, or 31.3% of net sales, for the first two fiscal quarters of 2006. The increase in gross profit as a percentage of net sales is primarily attributable to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia, offset partially by sales mix changes. Team Sports gross profit percentage was 39.6% of net sales, an increase of 8.2 percentage points as compared to the first two fiscal quarters of 2006. The increase is primarily due to the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition and cost savings realized from moving our manufacturing of aluminum products to Asia. Action Sports gross profit percentage was 29.3% of net sales, a decrease of 2.5 percentage points compared to the first two fiscal quarters of 2006, primarily due to a change in sales mix and inventory reserves.
Selling, General and Administrative Expenses
     SG&A expenses increased $2.5 million or 6.1% for the second fiscal quarter of 2007, as compared to the second fiscal quarter of 2006. The increase was primarily attributable to investments in marketing, R&D, Sarbanes-Oxley compliance and product liability settlement costs, which were partially offset by a decrease in stock compensation expense.
     For the first two fiscal quarters of 2007, SG&A expenses increased $17.4 million or 25.6%, as compared to the first two fiscal quarters of 2006. The increase is primarily attributable to the inclusion of a full first fiscal quarter of Easton’s business during the 2007 period, as compared to the 2006 period, which only included such business for the last 15 days of the first fiscal quarter and investments in marketing, R&D and Sarbanes-Oxley compliance costs.
Management Expenses
     Management expenses were not incurred during the second fiscal quarter of 2007, or 2006.
     Management expenses decreased $8.3 million for the first two fiscal quarters of 2007, as compared to the first two fiscal quarters of 2006 due to the cancellation of the obligation to pay annual management fees to Fenway Partners, LLC at the time of the Easton acquisition.
Restructuring and Other Infrequent Expenses
     Restructuring expenses decreased $0.2 million and $0.4 million for the second fiscal quarter and the first two fiscal quarters of 2007, respectively, as compared to the comparable periods in 2006. The decrease reflects the impact of non-recurring facility closure costs associated with our Chicago manufacturing facility incurred in 2006.
Amortization of Intangibles
     Amortization of intangibles for the second fiscal quarter of 2007 approximated that for the second fiscal quarter of 2006.
     For the first two fiscal quarters of 2007, amortization of intangibles increased $0.8 million, or 13.3%, as compared to the first two fiscal quarters of 2006. The increase is primarily attributable to the addition of intangible assets related to the acquisition of Easton.

Interest Expense and Gain on Sale of Property
     Interest expense decreased $0.3 million, or 3.1% during the second fiscal quarter of 2007, as compared to the second fiscal quarter of 2006. For the first two fiscal quarters of 2007, interest expense decreased $0.9 million, or 4.1% as compared to the first two fiscal quarters of 2006. The decrease was due to the first fiscal quarter of 2006 reflecting the expensing of $1.6 million of debt acquisition costs upon extinguishment of certain debt, offset partially by additional interest expense related to the senior credit facility entered into in conjunction with the Easton acquisition.
     The sale of land and building located in Chicago, Illinois was completed in May 2007, and a gain on the sale of $1.9 million was recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). The sale was related to the 2005 restructuring described below.
Income Tax Expense (Benefit)
     An income tax expense of $8.6 million was recorded for the second fiscal quarter of 2007, as compared to an income tax benefit of $9.0 thousand for the second fiscal quarter of 2006. The effective tax rate was 41.6% for the second fiscal quarter of 2007, as compared to an effective tax rate of -0.2% for the second fiscal quarter of 2006. The negative effective tax rate in 2006 was due to a prior year adjustment related to purchase accounting, which reduced gross profit in the second quarter of 2006.
     For the first two fiscal quarters ended June 30, 2007, and July 1, 2006, income tax expense of $9.5 million and an income tax benefit of $5.0 million were recorded, respectively. The effective tax rate was 41.6% for the first two fiscal quarters of 2007, as compared to 58.9% for the first two fiscal quarters of 2006.
RESTRUCTURING
     In connection with our acquisition of Easton, a restructuring plan was initiated to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the closure of one of our manufacturing facilities in Van Nuys, California, which relates to our Team Sports segment. Substantially all manufacturing at this location ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with our strategy to lower overall product costs.
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in thousands)
Balance as of December 30, 2006	$1,890	$2,238	$4,128
Less: amounts paid during the first fiscal quarter	(686)	(52)	(738)

Balance as of March 31, 2007	$1,204	$2,186	$3,390
Less: amounts paid during the second fiscal quarter	(962)	(576)	(2,276)

Balance as of June 30, 2007	$242	$1,610	$1,852

     The accrual of $4.1 million as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition. The employee severance costs were accrued per our policy and relate to the termination of approximately 215 employees. As of June 30, 2007, 200 employees had been terminated. The $1.9 million of restructuring costs accrued at June 30, 2007 are expected to be paid during 2007.
     During 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the consolidation and integration of several facilities and announced the closure of our manufacturing operations in Chicago, Illinois, which relates to our Team Sports segment. The Chicago, Illinois facility, consisting of land and building was sold in May 2007 and a gain on the sale of $1.9 million was recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. This new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of June 30, 2007, we had $330.8 million outstanding under the term loan facility, $30.0 million outstanding under the U.S. revolving credit facility and also had availability to borrow an additional $37.1 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.
     The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or a LIBOR rate, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the U.S. base rate or the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate and Canadian base rate, based upon our leverage ratio as calculated under the credit agreement.
     Under our senior secured credit facility, RBG and certain of our domestic subsidiaries have guaranteed all of our obligations (both U.S. and Canadian), and certain of our Canadian subsidiaries have guaranteed the obligations under the Canadian portion of the revolving credit facility. Additionally, our subsidiaries and we have granted security with respect to substantially all of our real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under our senior secured credit facility. Furthermore, certain of our domestic subsidiaries and certain other Canadian subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for the obligations and related guarantees under our Canadian revolving credit facility (and in the case of our domestic subsidiaries, the obligations and related guarantees under our senior secured credit facility generally).
     Our senior secured credit facility imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on our assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our senior secured credit facility requires us to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, an annual maximum capital expenditure limit and a minimum interest coverage ratio test. As of June 30, 2007, we were in compliance with all of our covenants.

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
     Before October 1, 2007, we may also redeem up to 35.0% of the Notes at 108.375% of the principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.
Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $2.9 million and $2.7 million at June 30, 2007 and July 1, 2006, respectively.
     Cash used in operating activities was $22.7 million and $15.5 million for the first two fiscal quarters of 2007 and 2006, respectively. The increase in usage of operating cash reflects the impact of the Easton operations, along with increased working capital usage due to sales growth. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year. We had $254.7 million in working capital as of June 30, 2007, as compared to $225.0 million at December 30, 2006.
     Accounts receivable and inventories, combined, was $43.6 million higher at June 30, 2007 than at December 30, 2006. The increase is related to the normal increase in seasonal business in both segments.
     Cash used in investing activities was $3.9 million for the first two fiscal quarters of 2007, compared to $394.1 million used in the first two fiscal quarters of 2006. The primary reasons for the decrease is due to our acquisition of Easton in March 2006 and the sale of land and building located in Chicago, Illinois in May 2007.
     Cash provided by financing activities was $24.8 million for the first two fiscal quarters of 2007, compared to $410.2 million provided by the first two fiscal quarters of 2006. The primary reason for the decrease is due to our entering into a new senior secured credit facility in connection with the acquisition of Easton in March 2006.
     Capital expenditures for the first two fiscal quarters of 2007 were $7.2 million, compared to $7.1 million for the first two fiscal quarters of 2006. Capital expenditures made during 2007 were primarily related to the implementation of our new ERP system, enhancing new and existing products and for restructuring initiatives.
     Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 60.0% at June 30, 2007, as compared to 59.9% at December 30, 2006. The increase was attributable to borrowings under the revolving credit facility at June 30, 2007 to fund working capital needs.
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

OUTLOOK
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2007 will be affected by the following:
     Combination with Easton Sports. In March 2006, we completed our acquisition of Easton, a leading manufacturer of premium sporting goods equipment, which enhanced our position in the team and action sports markets. We expect this combination to affect our results of operations in the following manner:
Amortization of Intangibles. The purchase price for Easton, including the refinancing of Easton’s existing indebtedness and transaction costs, was $405.5 million in cash of which $389.3 million was paid at close and $16.2 million of which was paid on July 20, 2006 to settle the working capital based purchase price adjustment. We accounted for this combination in accordance with Statement of Financial Accounting Standards, or SFAS No. 141, “Business Combinations” and, accordingly, we have allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party asset valuation analysis as of the acquisition date. As a result, we recorded $101.7 million of goodwill and $166.1 million of other identifiable intangible assets such as tradenames, trademarks, patents, and customer relationships as part of the purchase price allocation. We expect the incremental impact of the amortization of these intangibles to reduce our income (loss) before income taxes by $4.9 million in 2007. This amortization, however, will also be tax deductible, and we expect this additional amortization to reduce our cash taxes.
Net Sales and Income from Operations. Our results of operations for the first two fiscal quarters ended June 30, 2007 include the operations of Easton for the entire two fiscal quarters, whereas our results for the first two fiscal quarters ended July 1, 2006 include Easton’s operations from March 16, 2006 through July 1, 2006.
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
Integration Progress and Synergies. At the time we acquired Easton, we adopted a comprehensive integration plan, which included defining the management team of the combined company, communicating a new strategic plan and new accountability initiatives to our employees, establishing new milestones for our sales representatives, instituting a new organizational structure based on our business segments and adopting measures designed to integrate the cultures of the two companies. We accomplished all of those immediate goals in 2006 and are now focused on identifying and capitalizing on cost-saving opportunities within our organization. Throughout 2007, we expect to realize cost savings as a result of the integration. We have eliminated numerous positions to reduce our annual compensation expense and consolidated our purchase of insurance. In addition, we have terminated the North American distribution agreement for Easton’s cycling products, and have started to sell those products through our direct sales force, allowing us to expand distribution and increase our margins on those products. We also plan to capitalize on other opportunities for cost reduction, including leveraging our increased purchasing power to secure lower prices from our various suppliers, realizing economies of scale in general administrative expenses, consolidating facilities and transferring more production from higher-cost North American facilities to Asian factories. The combination with Easton also creates opportunities to cross-sell products to customers and to create new products by leveraging the research and development capabilities of each company. We expect some of these cost savings will be offset by increased prices of raw materials as well as new investments in our infrastructure, distribution capabilities and product development.
     Introduction of New Products. In the second half of 2007, we expect to introduce several new products that capitalize on the strength of our brands. Those introductions include goggles and eyewear under the Giro brand, an expanded line of composite bats under the Easton brand and new premium cycling and skiing helmets under the Bell and Giro brands. Successful new product introductions have historically driven enthusiasm for our brands and resulted in higher average selling prices and higher gross profit margins. We also expect to enter adjacent categories and sports from time-to-time through either organic initiatives or through acquisitions.

     ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are in the process of implementing SAP’s Enterprise Resource Program (“ERP”), an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. We employ an implementation team of specialists and expect to complete our phased roll-out of ERP across all of our businesses in 2008. When completed, we expect that the system will streamline reporting and enhance internal controls.
     Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a new senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of June 30, 2007, the outstanding principal balance under our term loan facility was $330.8 million and we had $30.0 million outstanding under our U.S. revolving credit facility. We expect our interest expense to increase in 2007, as it will reflect a full-year of interest expense from our new senior secured credit facility. We presently hedge only a portion of our variable interest rate debt, and our actual interest expense will be largely determined by trends in the London Interbank Offered Rate (“LIBOR”).
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
     As of June 30, 2007 one of our foreign subsidiaries had entered into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into a senior secured credit facility, consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of June 30, 2007, the outstanding principal balance under our term loan facility was $330.8 million and we had $30.0 million outstanding under our U.S. revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage. A hypothetical 10.0% increase from the current interest rate level would result in approximately a $0.6 million increase in interest expense for the fiscal quarter ended June 30, 2007.
     As of June 15, 2006, our senior secured credit facility required us to have interest rate agreements in place such that not less than 50.0% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of June 30, 2007, approximately 56.3% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness. We have entered into an interest rate cap for $125.0 million of our outstanding term indebtedness.

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007, the end of the fiscal period covered by this quarterly report. The SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     Management, with the oversight of our audit committee, is committed to effectively remediating the material weakness explained above. We have made progress in remediating the material weakness and will stay focused on remediating the identified weakness, as expeditiously as possible, with the goal to complete our remediation efforts prior to the end of the year. During the first two fiscal quarters of 2007 we implemented the following actions (i) redesigned and implemented new review and approval procedures and processes associated with reconciling accounts at month end; (ii) provided additional training for select accounting personnel at our Bell Sports subsidiary; and (iii) increased the oversight by our accounting department of month-end account reconciliations.
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

EASTON-BELL SPORTS, INC. Registrant

Dated: August 14, 2007	/s/ Anthony M. Palma Anthony M. Palma
Chief Executive Officer

Dated: August 14, 2007	/s/ Mark Tripp Mark Tripp
Chief Financial Officer
(Principal Financial Officer)