Form 10-Q
period 2007-09-29
EASTON-BELL SPORTS, INC.
filed 2007-11-13
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
As of October 31, 2007, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets as of September 29, 2007 (unaudited) and December 30, 2006	3
Consolidated Statements of Operations and Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended September 29, 2007 (unaudited) and September 30, 2006 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended September 29, 2007 (unaudited) and September 30, 2006 (unaudited)	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosure About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 6. Exhibits	34
SIGNATURES	35
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 29,	December 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,344	$9,899
Accounts receivable, net	225,748	182,234
Inventories, net	127,487	134,847
Prepaid expenses	7,412	10,449
Deferred taxes	10,224	10,224
Other current assets	1,317	1,611

Total current assets	387,532	349,264
Property, plant and equipment, net	38,253	34,198
Deferred financing fees, net	16,527	19,271
Intangible assets, net	320,576	330,445
Goodwill	206,298	207,327
Other assets	5,309	7,555

Total assets	$974,495	$948,060

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$3,350
Revolving credit facility	10,000	3,500
Current portion of capital lease obligations	26	36
Accounts payable	58,542	56,950
Accrued expenses	46,624	60,405

Total current liabilities	118,542	124,241
Long-term debt, less current portion	466,625	469,138
Capital lease obligations, less current portion	150	174
Deferred taxes	31,512	23,681
Other non-current liabilities	12,192	12,664

Total liabilities	629,021	629,898
Stockholder’s Equity:
Common stock; $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at September 29, 2007 and December 30, 2006	—	—
Additional paid-in capital	336,557	334,432
Accumulated earnings (deficit)	3,674	(16,509)
Accumulated other comprehensive income	5,243	239

Total stockholder’s equity	345,474	318,162

Total liabilities and stockholder’s equity	$974,495	$948,060

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	$188,565	$186,485	$569,570	$495,932
Cost of sales	123,217	120,552	369,325	333,217

Gross profit	65,348	65,933	200,245	162,715
Selling, general and administrative expenses	39,375	42,916	124,893	111,014
Management expenses	—	—	—	8,250
Restructuring expenses	488	81	589	625
Amortization of intangibles	3,352	3,410	9,869	9,162
Gain on sale of property, plant and equipment	(487)	—	(2,339)	—

Income from operations	22,620	19,526	67,233	33,664
Interest expense, net	10,165	10,617	31,950	33,323

Income before income taxes	12,455	8,909	35,283	341
Income tax expense	5,610	5,204	15,100	160

Net income	6,845	3,705	20,183	181
Other comprehensive income:
Foreign currency translation adjustment	2,582	48	5,004	1,503

Comprehensive income	$9,427	$3,753	$25,187	$1,684

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Fiscal Quarters Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$20,183	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,216	15,381
Amortization of deferred financing fees	2,744	2,718
Deferred financing fees written off in connection with refinancing	—	1,613
Stock compensation expense	2,123	2,289
Deferred income tax expense (benefit)	7,831	(3,923)
Gain on sale of property, plant and equipment	(2,339)	—
Disposal of property, plant and equipment	116	—
Write-down of property, plant and equipment	—	564
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(38,547)	(39,538)
Inventories, net	9,534	10,625
Other current and non-current assets	4,634	1,030
Accounts payable	1,131	8,375
Accrued expenses	(14,862)	1,031
Other current and non-current liabilities	(619)	136

Net cash provided by operating activities	9,145	482

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,382)	(10,268)
Proceeds from sale of property, plant and equipment	3,331	—
Settlement of preacquisition contingency	2,178	—
Purchase of businesses, net of cash acquired	(1,569)	(405,852)

Net cash used in investing activities	(7,442)	(416,120)

Cash flows from financing activities:
Proceeds from issuance of senior term notes	—	335,000
Payments on old senior term notes	—	(110,300)
Payments on new senior term notes	(2,513)	—
Proceeds from revolving credit facility	99,100	85,004
Payments on revolving credit facility	(92,600)	(65,504)
Payments on capital lease obligations	(34)	(49)
Repurchase of shares	—	(4,270)
Capital contribution	—	191,453
Payment of debt issuance costs	—	(11,902)

Net cash provided by financing activities	3,953	419,432

Effect of exchange rate changes on cash and cash equivalents	(211)	1,503
Increase in cash and cash equivalents	5,445	5,297

Cash and cash equivalents, beginning of period	9,899	3,632

Cash and cash equivalents, end of period	$15,344	$8,929

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
     The unaudited consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927) for the year ended December 30, 2006. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     The Company’s quarterly periods are 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s third quarter of fiscal year 2007 ended on September 29, and the third quarter of fiscal year 2006 ended on September 30.
2. Acquisition Activity
Easton Sports, Inc.
     On March 16, 2006 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of Easton Sports, Inc. The purchase price for Easton, including the refinancing of Easton’s existing indebtedness and transaction costs, was $405,466 in cash of which $389,271 was paid on the Closing Date and $16,195 was paid on July 20, 2006 as a working capital adjustment. The purchase price for the acquisition of Easton was funded, in part, by an equity investment, and proceeds from a new senior secured credit facility entered into in connection with the acquisition of Easton and existing cash.
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
     The carrying amount of goodwill changed during the three fiscal quarters ended September 29, 2007 due to the settlement of a preacquisition contingency in connection with the Easton acquisition. The Company settled litigation that had been filed by Easton in May of 2005, and was pending at the time of the acquisition of Easton. The litigation involved misappropriation of trade secrets and intentional interference with business expectations in connection with a potential acquisition by Easton. The litigation was settled in the first quarter of 2007 with Easton receiving $2,178 in cash. SFAS No. 141 requires pre-acquisition contingencies to be included in the purchase price allocation if the fair value of the pre-acquisition contingency can be determined during the allocation period. Sufficient information was available prior to the end of the allocation period for the Easton acquisition indicating that it was probable that an asset existed and the Company accordingly estimated the amount of the asset and recorded the amount as an adjustment to goodwill. In addition, working capital adjustments related to the acquisition of Easton changed goodwill during the fiscal quarter ended July 1, 2006.
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
     The following pro forma data summarizes the results of operations for the three fiscal quarters ended September 30, 2006 as if the Easton acquisition had occurred at January 1, 2006. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period.

Pro forma
Three Fiscal
Quarters Ended
September 30,
2006
Net sales	$551,306
Net income	6,507
Other Acquisitions
     During 2006, the Company’s Action Sports segment acquired substantially all the assets of Cyclo Manufacturing, a manufacturer of solid core innertubes for the cycling market, for a cash amount of $1,949 and recognized $1,757 as goodwill. During the first quarter of 2007, the Company purchased substantially all the assets of Shanghai Cyclo (a related company) for a cash amount of $500. In June 2007, an earn-out provision was finalized related to the purchase of Cyclo Manufacturing and an additional $954 was recognized as goodwill, and was paid in July 2007 to the former owners of Cyclo Manufacturing. Both the Cyclo Manufacturing and Shanghai Cyclo acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations”.
     In June 2007, the Company paid an earn-out of $115 to the former owners of Pro-Line Team Sports, Inc. (“Pro-Line”), a football reconditioning business in the Team Sports segment in connection with a 2004 acquisition. Such amount was recognized as additional goodwill. See note 4 herein.
3. Restructuring
     In connection with the Company’s acquisition of Easton, a restructuring plan was initiated to implement actions to reduce the overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the closure of one of its manufacturing facilities in Van Nuys, California. Substantially all manufacturing at this location, which relates to the Company’s Team Sports segment, ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs. While some of the machinery was transferred to other locations, most of the machinery was sold in September 2007 and a gain on the sale of $487 was recorded in the Consolidated Statements of Operations and Comprehensive Income.
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
Balance as of December 30, 2006	$1,890	$2,238	$4,128
Less amounts paid during the first fiscal quarter	(686)	(52)	(738)

Balance as of March 31, 2007	$1,204	$2,186	$3,390
Less amounts paid during the second fiscal quarter	(962)	(576)	(1,538)

Balance as of June 30, 2007	$242	$1,610	$1,852
Provision	—	487	487
Less amounts paid during the third fiscal quarter	—	(785)	(785)

Balance as of September 29, 2007	$242	$1,312	$1,554

     The accrual of $4,128 as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition, with an additional $487 provision recorded in September 2007 for facility closure costs. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of September 29, 2007, 200 employees had been terminated. The $1,554 of restructuring costs accrued at September 29, 2007 are expected to be paid through the first quarter of 2008.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     During 2005, the Company announced and initiated a restructuring plan to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the consolidation and integration of several facilities and announced the closure of its manufacturing operations in Chicago, Illinois, which relates to its Team Sports segment. The Chicago, Illinois facility, consisting of land and building was sold in May 2007 and a gain on the sale of $1,852 was recorded in the Consolidated Statements of Operations and Comprehensive Income.
4. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	September 29, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,025)	$1,702	$(840)
Customer relationships	59,180	(18,683)	59,180	(14,787)
Patents	60,345	(15,284)	60,345	(10,441)
Licensing and other	5,900	(1,943)	5,900	(998)

Total	$127,127	$(36,935)	$127,127	$(27,066)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     As noted in Note 2 herein, the carrying amount of goodwill was reduced during the fiscal quarter ended March 31, 2007 due to the settlement of a preacquisition contingency for $2,178 in connection with the Easton acquisition. In connection with the acquisition of Cyclo, goodwill increased $954 in the Action Sports segment as the result of an earn-out provision. In June 2007, a $115 earn-out payment was made to the former owners of Pro-Line, which increased goodwill in the Team Sports segment. In addition, the Company reclassified $80 from current assets to goodwill upon determination that the amount, from a previous acquisition in the Action Sports segment, required reclassification. Goodwill by segment as of September 29, 2007 is as follows:

	Team	Action
	Sports	Sports	Consolidated
Goodwill balance as of September 29, 2007	$144,550	$61,748	$206,298

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
     Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company’s reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
5. Long-Term Debt
     Long-term debt consisted of the following:

	September 29, 2007	December 30, 2006
Senior Secured Credit Facility:
Term loan facility	$329,975	$332,488
U. S. revolving credit facility	10,000	3,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	176	210

Total long-term debt	480,151	476,198
Less current maturities of long-term debt and revolving credit facility	(13,376)	(6,886)

Long-term debt, less current portion	$466,775	$469,312

Senior Credit Agreement
     As described in Note 2 herein, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its U.S. revolving credit facility and U.S. $1,000 and Cdn $1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At September 29, 2007, the Company had $10,000 outstanding under the U.S. revolving credit facility and no amounts outstanding under the Canadian revolving credit facility.
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
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of September 29, 2007, the Company was in compliance with all of its covenants.

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
     Before October 1, 2007, the Company was able to redeem up to 35.0% of the senior subordinated notes at 108.375% of their principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
     Cash payments for interest were $6,860 and $13,111 for the fiscal quarters ended September 29, 2007 and September 30, 2006, respectively. For the first three fiscal quarters, cash payments for interest were $26,638 and $27,256 for 2007 and 2006, respectively.
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $2,956 and $2,564 at September 29, 2007 and September 30, 2006, respectively.
     In connection with the refinancing of indebtedness on the Closing Date, the Company expensed $1,613 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The Company also incurred bank and other fees of $15,489 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $12,166 as new debt acquisition costs and recorded $3,323 as expense during the year ended December 30, 2006, for bank and other third party fees that did not qualify for capitalization. In addition, the Company amortized $536 and $1,115 of debt issuance costs during the third fiscal quarter of 2007 and 2006, respectively. For the first three fiscal quarters the Company amortized $2,744 and $2,718 of debt issuance costs for 2007 and 2006, respectively.
     On November 17, 2006, EB Sports Corp., a subsidiary of the Parent and the direct parent of RBG (and therefore an indirect parent of the Company), entered into a Credit Agreement with Wachovia Investment Holdings, LLC, as administrative agent for a group of lenders, pursuant to which EB Sports Corp. borrowed $175,000 for the purpose of paying a dividend (the “EBS Credit Agreement”). The loan matures on May 1, 2012. The EBS Credit Agreement imposes limitations on EB Sports Corp. and its direct and indirect subsidiaries, including RBG and the Company, to, among other things, incur additional indebtedness, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, declare or pay dividends or make distributions, repurchase stock, prepay subordinated debt and enter into transactions with affiliates. The EBS Credit Agreement contains events of default, including but not limited to nonpayment of principal, interest, fees or other amounts when due, failure to comply with certain provisions, cross-payment default and cross-acceleration to certain indebtedness, dissolution, insolvency and bankruptcy events and material judgments. Some of these events of default allow for grace periods and materiality concepts. Borrowings under the EBS Credit Agreement bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 6.00% per annum. EB Sports Corp. has the option to pay interest either in cash or in-kind by adding such interest to principal.
     Borrowings under the EBS Credit Agreement are not guaranteed by the Company or any of its subsidiaries and are senior unsecured obligations of EB Sports Corp. However, given that EB Sports Corp. controls the Company’s direct parent, RBG, EB Sports Corp. has the ability, subject to the terms of the Company’s existing senior secured credit facility and any other agreements which limit the Company’s ability to declare and pay dividends, to obtain money from the Company and its subsidiaries in order to fund its obligations under such loan.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
6. Accrued Expenses
     Accrued expenses consist of the following:

	September 29, 2007	December 30, 2006
Salaries, wages, commissions and bonuses	$8,515	$13,902
Advertising	5,650	6,009
Rebates	4,421	2,634
Interest	6,176	3,604
Warranty	3,288	2,981
Restructuring	1,554	4,128
Royalties	1,461	2,458
Defective products	1,138	1,990
Product liability - current portion	1,792	2,162
Other	12,629	20,537

Total accrued expenses	$46,624	$60,405

7. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor, factory overhead, and inbound freight and are net of reserves.
     Inventories, net consisted of the following:

	September 29, 2007	December 30, 2006
Raw materials	$13,368	$18,220
Work-in-process	1,586	3,550
Finished goods	112,533	113,077

Inventories, net	$127,487	$134,847

8. Recent Accounting Pronouncements
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
     Segment results for the fiscal quarter and the three fiscal quarters ended September 29, 2007 and September 30, 2006, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
September 29, 2007
Net sales	$105,904	$82,661	$188,565
Income from operations	19,468	10,390	29,858
Depreciation	1,132	1,017	2,149
Capital expenditures	1,072	3,088	4,160

September 30, 2006
Net sales	$106,838	$79,647	$186,485
Income from operations	15,744	11,957	27,701
Depreciation	1,318	973	2,291
Capital expenditures	1,230	1,885	3,115

	Team	Action
Three Fiscal Quarters Ended	Sports	Sports	Consolidated
September 29, 2007
Net sales	$333,340	$236,230	$569,570
Income from operations	63,248	27,036	90,284
Depreciation	3,451	2,954	6,405
Capital expenditures	2,922	8,460	11,382

September 30, 2006
Net sales	$275,391	$220,541	$495,932
Income from operations	31,399	31,234	62,633
Depreciation	3,366	2,853	6,219
Capital expenditures	2,394	7,874	10,268

	Team	Action
	Sports	Sports	Consolidated
Assets
As of September 29, 2007	$607,455	$367,040	$974,495
As of December 30, 2006	587,267	360,793	948,060
     Reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Segment income from operations	$29,858	$27,701	$90,284	$62,633
Stock compensation expense	(722)	(749)	(2,123)	(2,289)
Management expenses	—	—	—	(8,250)
Corporate expenses	(2,676)	(3,935)	(10,470)	(8,643)
Restructuring expenses	(488)	(81)	(589)	(625)
Amortization of intangibles	(3,352)	(3,410)	(9,869)	(9,162)

Consolidated income from operations	$22,620	$19,526	$67,233	$33,664

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
11. Income Taxes
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
     The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of the implementation of FIN 48, the Company determined there was not a need to recognize a change in the liability for uncertain tax positions. The Company does not believe any such uncertain tax positions will materially impact its effective tax rate in future periods. The amount of unrecognized tax benefits is $2,774, which did not materially change as of September 29, 2007. The Company cannot reasonably estimate the potential change in unrecognized tax benefits that could occur over the next 12 months. Because these uncertain tax positions relate to a pre-acquisition period, any adjustments to the tax benefits will be adjusted through goodwill. It is reasonably possible that the 2002-2003 years presently pending before the Internal Revenue Service (“IRS”) Appeals Division will be settled by the end of 2007, which may significantly decrease the total amount of unrecognized tax benefits.
     The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with the recognition of these items in prior reporting periods. As of September 29, 2007, the Company had recorded a liability of approximately $104 for the payment of interest, and expects this amount to be zero by the end of 2007 based on the expectations of the audit. Based on the IRS settlement and prior audit experience, no amount has been accrued related to the payment of penalties.
     All federal income tax returns of the Company’s predecessor companies, Bell and Riddell, are closed through 2002 and 2001, respectively. However, net operating loss carryovers from earlier years remain for Bell. The statute remains open for three years after these loss carryovers are utilized up to the amount of the losses. An IRS examination of the years 2002 and 2003 for Riddell is completed, and the unsettled issues are currently pending before the IRS Appeals Division. EB Sports Corp. is currently not under examination for years 2004 through 2006.

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
     The Company recorded an income tax expense of $15,100 and $160 for the three fiscal quarters ended September 29, 2007, and September 30, 2006, respectively. The Company’s effective tax rate was 42.8% through the first three fiscal quarters of 2007, as compared to 46.9% through the first three fiscal quarters of 2006. For both the three fiscal quarters ended September 29, 2007, and September 30, 2006, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense.
12. Derivative Instruments and Hedging Activity
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of September 29, 2007, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
     The Company has a foreign subsidiary that enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At September 29, 2007, there were foreign currency forward contracts in effect for the purchase of US $15,000 aggregated notional amounts, or approximately Cdn $14,945. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of the foreign currency exchange forward contracts at September 29, 2007, represented a liability of approximately $636. This amount is recorded in accrued expenses in the accompanying Consolidated Balance Sheets.
     Under the Credit Agreement, the Company was required by June 15, 2006 to have interest rate agreements in place such that not less than 50.0% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of September 29, 2007 and December 30, 2006, the Company had approximately 56.4% and 56.1%, respectively, of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. Additional interest expense related to the interest rate cap was $27 for the third fiscal quarters of 2007 and 2006. The fair market value of the interest rate cap at September 29, 2007 and December 30, 2006 was $8 and $66, respectively.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123. “Accounting for Stock Based Compensation” using the prospective transition method. Under SFAS No. 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, per share strike price of $2.14 for units issued March 16, 2006 through November 16, 2006 and subsequent to the November 17, 2006 dividend payment, $1.76 for units issued from November 17, 2006 through September 29, 2007, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107 “Shared Based Payment”, a risk free interest rate ranging from 4.9% to 5.2%, a dividend yield of 0.0% and an expected volatility rate of 46.0% based upon a peer group of companies given no historical data for the Units and a forfeiture rate of 7.7%.
     Accordingly, the Company records compensation expense using the fair value of the Units granted after the adoption of SFAS No. 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of September 29, 2007, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and three fiscal quarters ended September 29, 2007 and September 30, 2006:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Unit based compensation expense	$722	$749	$2,123	$2,289

     As of September 29, 2007, there was $13,277 of unrecognized compensation costs, net of estimated forfeitures, related to the Units. The unrecognized compensation costs are comprised of $7,239 related to time based vesting units and $6,038 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 3 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company’s Unit activity for the three fiscal quarters ended September 29, 2007 under the Plan is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 30, 2006	30,887,736	$2.11
Forfeited	(3,198,526)	$2.14

Outstanding at March 31, 2007	27,689,210	$2.11
Granted	1,050,000	$1.76
Forfeited	(582,529)	$2.14

Outstanding at June 30, 2007	28,156,681	$2.09
Forfeited	(425,000)	$2.14

Outstanding at September 29, 2007	27,731,681	$2.09

Vested Units at September 29, 2007	5,502,927	$2.02

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The following is a reconciliation of the changes in the Company’s product warranty liability for the first three fiscal quarters ended September 29, 2007 and September 30, 2006.

	2007	2006
Beginning of fiscal year	$2,981	$3,047
Warranty costs incurred during the period	(1,502)	(417)
Warranty cost liability recorded during the period	1,445	481

End of first fiscal quarter	2,924	3,111
Warranty costs incurred during the period	(1,501)	(1,271)
Warranty cost liability recorded during the period	1,643	1,345

End of second fiscal quarter	3,066	3,185
Warranty costs incurred during the period	(1,519)	(1,012)
Warranty cost liability recorded during the period	1,741	1,070

End of third fiscal quarter	$3,288	$3,243

15. Related Party Transactions
     The Company, certain of its subsidiaries, RBG and the Parent entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is an affiliate of the Parent, pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management fee equal to the greater of $3,000, or 5% of the Company’s previous fiscal year’s EBITDA.
     Pursuant to the management agreements, the Company expensed and paid these entities $750 for 2006, which is included in management expenses in the Consolidated Statements of Operations and Comprehensive Income. Prior to the consummation of the acquisition of Easton, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, LLC (and its designee) $7,500, which payment was made immediately prior to the consummation of the acquisition of Easton. These expenses paid to Fenway Partners, LLC are also included in management expenses in the Consolidated Statements of Operations and Comprehensive Income.
     In addition, pursuant to such agreements, Fenway Partners, LLC, also received reimbursement of out of pocket expenses of approximately $2,228 in connection with expenses incurred by them related to the acquisition of Easton. These amounts are included in the acquisition costs.
     Jas. D. Easton, Inc. is an affiliate of James L. Easton, a member of the Board of Managers of the Parent, and former owner of Easton. On February 1, 2006, the Company entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton and the Company consummated the acquisition of Easton on March 16, 2006. Pursuant to the transaction, the Company paid the seller $385,000 in cash and a post-closing adjustment of $16,195 was paid in July 2006, based on the determination of closing working capital. The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify the Company for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneous with the closing of the acquisition of Easton, Jas. D. Easton, Inc. purchased equity in the Parent pursuant to a subscription agreement in an aggregate amount of $25,000.
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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. In the fiscal quarter ended September 29, 2007 and September 30, 2006, Easton paid approximately $729 and $680, respectively, in rent pursuant to such affiliate leases. In the first three fiscal quarters ended September 29, 2007 and September 30, 2006, Easton paid approximately $2,172 and $1,478, respectively, in rent pursuant to such affiliate leases.
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
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the third fiscal quarter of 2007, the first three fiscal quarters of 2007 and the respective prior periods in 2006. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Balance Sheet
September 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,180	$4,486	$2,678	$—	$15,344
Accounts receivable, net	—	179,100	46,648	—	225,748
Inventories, net	—	110,298	17,189	—	127,487
Prepaid expenses	603	6,147	662	—	7,412
Deferred taxes	534	9,690	—	—	10,224
Other current assets	—	1,167	150	—	1,317

Total current assets	9,317	310,888	67,327	—	387,532
Property, plant and equipment, net	9,145	27,828	1,280	—	38,253
Deferred financing fees, net	16,527	—	—	—	16,527
Investments and intercompany receivables	457,562	46,066	11,432	(515,060)	—
Intangible assets, net	—	314,297	6,279	—	320,576
Goodwill	16,195	184,912	5,191	—	206,298
Other assets	—	5,309	—	—	5,309

Total assets	$508,746	$889,300	$91,509	$(515,060)	$974,495

Liabilities & Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	10,000	—	—	—	10,000
Current portion of capital lease obligations	—	26	—	—	26
Accounts payable	—	53,017	5,525	—	58,542
Accrued expenses	—	35,904	10,720	—	46,624

Total current liabilities	13,350	88,947	16,245	—	118,542
Long-term debt, less current portion	466,625	—	—	—	466,625
Capital lease obligations, less current portion	—	150	—	—	150
Deferred taxes	—	27,710	3,802	—	31,512
Other non-current liabilities	1,123	5,766	5,303	—	12,192
Long-term intercompany payables	—	472,332	7,836	(480,168)	—

Total liabilities	481,098	594,905	33,186	(480,168)	629,021

Stockholder’s equity	27,648	294,395	58,323	(34,892)	345,474

Total liabilities & stockholder’s equity	$508,746	$889,300	$91,509	$(515,060)	$974,495

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Fiscal Quarter Ended September 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$170,481	$26,453	$(8,369)	$188,565
Cost of sales	100	113,255	18,231	(8,369)	123,217

Gross profit	(100)	57,226	8,222	—	65,348
Selling, general and administrative expenses	3,429	33,402	2,544	—	39,375
Restructuring expenses	—	488	—	—	488
Amortization of intangibles	—	3,185	167	—	3,352
Gain on sale of property, plant and equipment	—	(487)	—	—	(487)

(Loss) income from operations	(3,529)	20,638	5,511	—	22,620
Interest expense (income), net	9,965	225	(25)	—	10,165
Share of net income (loss) of subsidiaries under equity method	20,339	3,966	—	(24,305)	—

Income (loss) before income taxes	6,845	24,379	5,536	(24,305)	12,455
Income tax expense	—	4,040	1,570	—	5,610

Net income (loss)	$6,845	$20,339	$3,966	$(24,305)	$6,845

Consolidating Statement of Operations
Fiscal Quarter Ended September 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$171,208	$23,483	$(8,206)	$186,485
Cost of sales	—	111,545	17,213	(8,206)	120,552

Gross profit	—	59,663	6,270	—	65,933
Selling, general and administrative expenses	3,652	36,611	2,653	—	42,916
Restructuring expenses	—	81	—	—	81
Amortization of intangibles	—	3,225	185	—	3,410

(Loss) income from operations	(3,652)	19,746	3,432	—	19,526
Interest expense (income), net	10,333	317	(33)	—	10,617
Share of net income (loss) of subsidiaries under equity method	17,690	1,038	—	(18,728)	—

Income (loss) before income taxes	3,705	20,467	3,465	(18,728)	8,909
Income tax expense	—	2,777	2,427	—	5,204

Net income (loss)	$3,705	$17,690	$1,038	$(18,728)	$3,705

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Three Fiscal Quarters Ended September 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$524,181	$78,360	$(32,971)	$569,570
Cost of sales	232	346,210	55,854	(32,971)	369,325

Gross profit	(232)	177,971	22,506	—	200,245
Selling, general and administrative expenses	12,544	104,788	7,561	—	124,893
Restructuring expenses	—	589	—	—	589
Amortization of intangibles	—	9,376	493	—	9,869
Gain on sale of property, plant and equipment	—	(2,339)	—	—	(2,339)

(Loss) income from operations	(12,776)	65,557	14,452	—	67,233
Interest expense (income), net	31,376	706	(132)	—	31,950
Share of net income (loss) of subsidiaries under equity method	64,335	10,165	—	(74,500)	—

Income (loss) before income taxes	20,183	75,016	14,584	(74,500)	35,283
Income tax expense	—	10,681	4,419	—	15,100

Net income (loss)	$20,183	$64,335	$10,165	$(74,500)	$20,183

Consolidating Statement of Operations
Three Fiscal Quarters Ended September 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$451,112	$63,527	$(18,707)	$495,932
Cost of sales	—	307,626	44,298	(18,707)	333,217

Gross profit	—	143,486	19,229	—	162,715
Selling, general and administrative expenses	8,017	97,114	5,883	—	111,014
Management expenses	8,250	—	—	—	8,250
Restructuring expenses	—	625	—	—	625
Amortization of intangibles	—	8,689	473	—	9,162

(Loss) income from operations	(16,267)	37,058	12,873	—	33,664
Interest expense (income), net	32,535	840	(52)	—	33,323
Share of net income (loss) of subsidiaries under equity method	48,983	11,785	—	(60,768)	—

Income (loss) before income taxes	181	48,003	12,925	(60,768)	341
Income tax (benefit) expense	—	(980)	1,140	—	160

Net income (loss)	$181	$48,983	$11,785	$(60,768)	$181

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended September 29, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$20,183	$64,335	$10,165	$(74,500)	$20,183
Non-cash adjustments	(11,405)	(44,465)	9,061	74,500	27,691
Changes in operating assets and liabilities, net of effects from purchase of businesses	(1,799)	(15,385)	(21,545)	—	(38,729)

Net cash provided by (used in) operating activities	6,979	4,485	(2,319)	—	9,145
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,313)	(6,590)	(479)	—	(11,382)
Proceeds from sale of property, plant and equipment		3,331		—	3,331
Settlement of preacquisition contingency	—	2,178	—	—	2,178
Purchase of businesses, net of cash acquired	—	(1,569)	—	—	(1,569)

Net cash used in investing activities	(4,313)	(2,650)	(479)	—	(7,442)
Cash flows from financing activities:
Payments on capital lease obligations	—	(34)	—	—	(34)
Payments on new senior term notes	(2,513)	—	—	—	(2,513)
Proceeds from credit facilities, net	6,500	—	—	—	6,500

Net cash provided by (used in) financing activities	3,987	(34)	—	—	3,953
Effect of exchange rate changes on cash and cash equivalents	—	—	(211)	—	(211)

Increase (decrease) in cash and cash equivalents	6,653	1,801	(3,009)	—	5,445
Cash and cash equivalents, beginning of period	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of period	$8,180	$4,486	$2,678	$—	$15,344

Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended September 30, 2006

		Guarantor	Non—Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$181	$48,983	$11,785	$(60,768)	$181
Non-cash adjustments	(384,864)	317,437	25,301	60,768	18,642
Changes in operating assets and liabilities, net of effects from purchase of business	(16,087)	22,584	(24,838)	—	(18,341)

Net cash (used in) provided by operating activities	(400,770)	389,004	12,248	—	482
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,317)	(4,365)	(1,586)	—	(10,268)
Purchase of business, net of cash acquired	(16,195)	(381,768)	(7,889)	—	(405,852)

Net cash used in investing activities	(20,512)	(386,133)	(9,475)	—	(416,120)
Cash flows from financing activities:
Payments on capital lease obligations	—	(49)	—	—	(49)
Proceeds from revolving credit facility, net	19,500	—	—	—	19,500
Proceeds from senior secured credit facility, net	224,700	—	—	—	224,700
Payments of debt issuance costs	(11,902)	—	—	—	(11,902)
Capital contributed by member, net	187,183	—	—	—	187,183

Net cash provided by (used in) financing activities	419,481	(49)	—	—	419,432
Effect of exchange rate changes on cash and cash equivalents	—	1,352	151	—	1,503

(Decrease) increase in cash and cash equivalents	(1,801)	4,174	2,924	—	5,297
Cash and cash equivalents, beginning of period	3,876	(526)	282	—	3,632

Cash and cash equivalents, end of period	$2,075	$3,648	$3,206	$—	$8,929

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
17. Prior Quarter Purchase Accounting Adjustment
     During the fourth quarter of 2006, the Company made final purchase accounting adjustments with respect to the Easton acquisition. It was determined that the inventory write-up recorded initially in purchase accounting at the date of acquisition and charged to cost of sales during the first three quarters of the year was understated in error by $5,135. The Company corrected this error during the fourth quarter of 2006 and charged the additional inventory write-up of $5,135 to cost of sales. The amounts previously reported for cost of sales, gross profit and income from operations for the third quarter of 2006 have been restated by $2,493 to reflect the effect of the additional inventory write-up on the cost of sales in the quarter. The income tax expense was also adjusted.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	As Previously		As Previously
	Filed	(Restated)	Filed	(Restated)
	(Dollars in thousands)
September 30, 2006:
Net sales	$186,485	$186,485	$495,932	$495,932
Cost of sales	118,059	120,552	328,082	333,217
Gross profit	68,426	65,933	167,850	162,715
Income from operations	22,019	19,526	38,799	33,664
Income tax expense	5,673	5,204	2,796	160
Net income	5,729	3,705	2,680	181

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
Net Sales
     Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. As of September 29, 2007, we had two reportable segments: Team Sports and Action Sports. The majority of the Easton activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity and Easton’s cycling activity is reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

Cost of Sales
     Cost of sales includes the direct cost of purchased merchandise, inbound freight, factory operating costs, distribution and all shipping expenses. Cost of sales generally changes as we incur higher or lower costs from our vendors, experience better or worse productivity in our factories and increase or decrease inventory levels as certain fixed overhead is included in inventory. A shift in the composition of our revenues can also result in higher or lower cost of sales as our gross profit margins differ by product. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and generally reserve for excess and obsolete inventory. If we misjudge the market for our products, we may be faced with significant excess inventory and need to allow for higher charges for excess and obsolete inventory. Such charges have reduced our gross profit in some prior periods and may have a material adverse impact depending on the amount of the charge.
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
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	September 29,	% of	September 30,	% of
	2007	Net Sales	2006	Net Sales
	(Dollars in thousands)
Net sales	$188,565	100.0%	$186,485	100.0%
Cost of sales	123,217	65.3%	120,552	64.6%

Gross profit	65,348	34.7%	65,933	35.4%
Selling, general and administrative expenses	39,375	20.9%	42,916	23.0%
Restructuring expenses	488	0.2%	81	0.1%
Amortization of intangibles	3,352	1.8%	3,410	1.8%
Gain on sale of property, plant and equipment	(487)	(0.2)%	—	—

Income from operations	$22,620	12.0%	$19,526	10.5%

	Three Fiscal Quarters Ended				Change Due
	September 29,	% of	September 30,	% of	to
	2007	Net Sales	2006	Net Sales	Acquisitions
	(Dollars in thousands)
Net sales	$569,570	100.0%	$495,932	100.0%	$48,858
Cost of sales	369,325	64.8%	333,217	67.2%	13,064

Gross profit	200,245	35.2%	162,715	32.8%	35,794
Selling, general and administrative expenses	124,893	22.0%	111,014	22.4%	5,335
Management expenses	—	—	8,250	1.7%	—
Restructuring expenses	589	0.1%	625	0.1%	—
Amortization of intangibles	9,869	1.7%	9,162	1.8%	707
Gain on sale of property, plant and equipment	(2,339)	(0.4)%	—	—	(487)

Income from operations	$67,233	11.8%	$33,664	6.8%	$30,239

Net Sales
     Net sales for the third fiscal quarter of 2007 increased $2.1 million, or 1.1%, as compared to the third fiscal quarter of 2006. Team Sports net sales decreased $0.9 million, or 0.9%, in the third fiscal quarter of 2007, as compared to the same period in 2006. Factors contributing to the decrease in Team Sports net sales included decreased sales of baseball and softball products, which was partially offset by increased sales of ice hockey products and reconditioning services. Sales of football products was relatively flat during the quarter, as compared to the prior year. Action Sports net sales increased $3.0 million, or 3.8%, in the third fiscal quarter of 2007, when compared to the same period in the prior year due to increased sales of cycling helmet and specialty channel accessories, partially offset by a decrease in sales of snow helmets.
     During the first three fiscal quarters of 2007, net sales increased $73.6 million, or 14.8%, as compared to the first three fiscal quarters of 2006. This increase is primarily attributable to the inclusion of a full first fiscal quarter of Easton’s business during 2007 as compared to 2006, which only included such business for the last 15 days of the first fiscal quarter of 2006. During the first three fiscal quarters of 2007, an additional $48.5 million and $0.4 million in net sales were attributable to the Easton and Cyclo/Shanghai Cyclo acquisitions, respectively, with $45.4 million attributable to Team Sports and $3.5 million attributable to Action Sports. Team Sports net sales increased $57.9 million, or 21.0%, as compared to the prior year. In addition to the acquisition of Easton Sports, other factors contributing to the increase in Team Sports net sales included increased football helmet, shoulder pad, and apparel sales and reconditioning services. Action Sports net sales increased $15.7 million, or 7.1%, when compared to the prior year. In addition to the inclusion of a full first fiscal quarter of Easton’s cycling business and acquisition of Cyclo/Shanghai Cyclo, sales of cycling helmets, eyewear, juvenile licensed products and specialty channel accessories increased, partially offset by a decrease in sales of snow helmets.

	Fiscal Quarter Ended				Change Due to
	September 29,	September 30,	Change		Acquisitions
	2007	2006	$	%	$	%
	(Dollars in thousands)
Net sales for the fiscal quarter ended	$188,565	$186,485	$2,080	1.1%	$—	—%
Net sales for the three fiscal quarters ended	$569,570	$495,932	$73,638	14.8%	$48,858	9.9%
Cost of Sales
     For the third fiscal quarter of 2007, cost of sales was $123.2 million, or 65.3% of net sales, as compared to $120.6 million, or 64.6% of net sales for the third fiscal quarter of 2006. The increase in cost of sales as a percentage of net sales is primarily attributable to sales mix changes and increased distribution costs and freight costs, partially offset by the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition. Team Sports cost of sales was $65.3 million, or 61.7% of net sales, as compared to $67.4 million, or 63.1% of net sales, in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition. Action Sports cost of sales was $57.9 million, or 70.1% of net sales, as compared to $53.1 million or 66.7% of net sales, in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to sales mix changes and increased distribution costs and freight costs.
     For the first three fiscal quarters of 2007, cost of sales was $369.3 million, or 64.8% of net sales, as compared to $333.2 million, or 67.2% of net sales, for the first three fiscal quarters of 2006. The decrease in cost of sales as a percentage of sales is primarily attributable to the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition, partially offset by sales mix changes and increased distribution costs, freight costs and inventory write-offs. Team Sports cost of sales was $202.9 million, or 60.9% of net sales, as compared to $183.1 million, or 66.5% of net sales, for the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales is primarily attributable to the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition. Action Sports cost of sales was $166.5 million, or 70.5% of net sales, as compared to $150.1 million, or 68.1% of net sales, in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales is due to sales mix changes, the inclusion of a full first quarter of the Easton cycling business and increased distribution costs, freight costs and inventory write-offs.
Gross Profit
     For the third fiscal quarter of 2007, gross profit was $65.3 million, or 34.7% of net sales, as compared to $65.9 million, or 35.4% of net sales for the third fiscal quarter of 2006. The decrease in gross profit as a percentage of net sales is primarily attributable to sales mix changes and increased distribution costs and freight costs, partially offset by the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition. Team Sports gross profit percentage was 38.3% of net sales, an increase of 1.4 percentage points compared to the third fiscal quarter of 2006. The increase is primarily due to the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition. Action Sports gross profit percentage was 29.9% of net sales, a decrease of 3.4 percentage points compared to the third fiscal quarter of 2006, primarily due to a change in sales mix and increased distribution costs, freight costs and inventory write-offs.

     For the first three fiscal quarters of 2007, gross profit was $200.2 million, or 35.2% of net sales, as compared to $162.7 million, or 32.8% of net sales, for the first three fiscal quarters of 2006. The increase in gross profit as a percentage of net sales is primarily attributable to the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition, partially offset by sales mix changes and increased distribution costs, freight costs and inventory write-offs. Team Sports gross profit percentage was 39.1% of net sales, an increase of 5.6 percentage points as compared to the first three fiscal quarters of 2006. The increase is primarily due to the cost savings realized from moving our manufacturing of aluminum products to Asia and the impact in the prior year of expensing the purchase accounting inventory write up associated with the Easton acquisition. Action Sports gross profit percentage was 29.5% of net sales, a decrease of 2.4 percentage points compared to the first three fiscal quarters of 2006, primarily due to a change in sales mix and increased distribution costs, freight costs and inventory write-offs.
Selling, General and Administrative Expenses
     SG&A expenses decreased $3.5 million or 8.3% for the third fiscal quarter of 2007, as compared to the third fiscal quarter of 2006. The decrease was primarily attributable to lower compensation and marketing expenses offset partially by investments in R&D and Sarbanes-Oxley compliance.
     For the first three fiscal quarters of 2007, SG&A expenses increased $13.9 million or 12.5%, as compared to the first three fiscal quarters of 2006. The increase is primarily attributable to the inclusion of a full first fiscal quarter of Easton’s business during the 2007 period, as compared to the 2006 period, which only included such business for the last 15 days of the first fiscal quarter and investments in marketing, R&D, information technology and Sarbanes-Oxley compliance, partially offset by lower compensation expenses.
Management Expenses
     Management expenses were not incurred during the third fiscal quarters of 2007 and 2006, respectively.
     Management expenses decreased $8.3 million for the first three fiscal quarters of 2007, as compared to the first three fiscal quarters of 2006 due to the cancellation of the obligation to pay annual management fees to Fenway Partners, LLC at the time of the Easton acquisition.
Restructuring Expenses
     Restructuring expenses increased $0.4 million for the third fiscal quarter of 2007 as compared to the same period in 2006. The increase is related to additional closure costs in relation to the Van Nuys, California facility. Restructuring expenses were $0.6 million for first three fiscal quarters of 2007 and 2006, respectively. The 2007 expenses related to the Van Nuys facility and the 2006 expenses reflect the impact of non-recurring facility closure costs associated with our manufacturing facility previously located in Chicago, Illinois.
Amortization of Intangibles
     Amortization of intangibles for the third fiscal quarter of 2007 approximated that for the third fiscal quarter of 2006.
     For the first three fiscal quarters of 2007, amortization of intangibles increased $0.7 million, or 7.7%, as compared to the first three fiscal quarters of 2006. The increase is primarily attributable to the addition of intangible assets related to the acquisition of Easton.
Gain on Sale of Property, Plant and Equipment
     The sale of land and building located in Chicago, Illinois was completed in May 2007, and the sale of machinery located in Van Nuys, California was completed in September 2007 and gains on the sales of $1.9 million and $0.5 million, respectively, were recorded in the Consolidated Statements of Operations and Comprehensive Income. The sales were related to the restructurings described below.
Interest Expense
     Interest expense decreased $0.5 million, or 4.3% during the third fiscal quarter of 2007, as compared to the third fiscal quarter of 2006. For the first three fiscal quarters of 2007, interest expense decreased $1.4 million, or 4.1% as compared to the first three fiscal quarters of 2006. The decrease was due to the first fiscal quarter of 2006 reflecting the expensing of $1.6 million of debt acquisition costs upon extinguishment of certain debt, offset partially by additional interest expense related to the senior credit facility entered into in conjunction with the Easton acquisition.

Income Tax Expense
     An income tax expense of $5.6 million was recorded for the third fiscal quarter of 2007, as compared to an income tax expense of $5.2 million for the third fiscal quarter of 2006. The effective tax rate was 45.0% for the third fiscal quarter of 2007, as compared to an effective tax rate of 58.4% for the third fiscal quarter of 2006. For both the fiscal quarters ended September 29, 2007, and September 30, 2006, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for stock compensation expense.
     For the first three fiscal quarters ended September 29, 2007, and September 30, 2006, income tax expense of $15.1 million and $0.2 million were recorded, respectively. The effective tax rate was 42.8% for the first three fiscal quarters of 2007, as compared to 46.9% for the first three fiscal quarters of 2006.
RESTRUCTURING
     In connection with our acquisition of Easton, a restructuring plan was initiated to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the closure of one of our manufacturing facilities in Van Nuys, California, which relates to our Team Sports segment. Substantially all manufacturing at this location ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with our strategy to lower overall product costs. While some of the machinery was transferred to other locations, most of the machinery was sold in September 2007 and a gain on the sale of $0.5 million was recorded in the Consolidated Statements of Operations and Comprehensive Income.
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in thousands)
Balance as of December 30, 2006	$1,890	$2,238	$4,128
Less amounts paid during the first fiscal quarter	(686)	(52)	(738)

Balance as of March 31, 2007	$1,204	$2,186	$3,390
Less amounts paid during the second fiscal quarter	(962)	(576)	(1,538)

Balance as of June 30, 2007	$242	$1,610	$1,852
Provision	—	487	487
Less amounts paid during the third fiscal quarter	—	(785)	(785)

Balance as of September 29, 2007	$242	$1,312	$1,554

     The accrual of $4.1 million as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition, with an additional $0.5 million provision recorded in September 2007 for facility closure costs. The employee severance costs were accrued per our policy and relate to the termination of approximately 215 employees. As of September 29, 2007, 200 employees had been terminated. The $1.6 million of restructuring costs accrued at September 29, 2007 are expected to be paid through the first quarter of 2008.
     During 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the consolidation and integration of several facilities and announced the closure of our manufacturing operations in Chicago, Illinois, which relates to our Team Sports segment. The Chicago, Illinois facility, consisting of land and building was sold in May 2007 and a gain on the sale of $1.9 million was recorded in the Consolidated Statements of Operations and Comprehensive Income.
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

Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. This new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of September 29, 2007, we had $330.0 million outstanding under the term loan facility, $10.0 million outstanding under the U.S. revolving credit facility and also had availability to borrow an additional $57.0 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.
     The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or a LIBOR rate, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon our leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the U.S. base rate or the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. base rate and Canadian base rate, based upon our leverage ratio as calculated under the credit agreement.
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
     Our senior secured credit facility imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on our assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum total leverage ratio test and a minimum interest coverage ratio test and on an annual basis with a maximum capital expenditure limit. As of September 29, 2007, we were in compliance with all of our covenants.
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
     Before October 1, 2007, we were able to redeem up to 35.0% of the Notes at 108.375% of the principal amount using the proceeds from sales of certain kinds of capital stock. The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.

Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $3.0 million and $2.6 million at September 29, 2007 and September 30, 2006, respectively.
     Cash provided by operating activities was $9.1 million and $0.5 million for the first three fiscal quarters of 2007 and 2006, respectively. The increase in cash provided from operating activities reflects our improved profitability versus the prior year. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year. We had $269.0 million in working capital as of September 29, 2007, as compared to $225.0 million at December 30, 2006.
     Accounts receivable and inventories, combined, were $36.2 million higher at September 29, 2007 than at December 30, 2006. The increase is related to the normal increase in seasonal business in both segments.
     Cash used in investing activities was $7.4 million for the first three fiscal quarters of 2007, compared to $416.1 million used in the first three fiscal quarters of 2006. The primary reasons for the decrease is due to our acquisition of Easton in March 2006, the sale of land and building located in Chicago, Illinois in May 2007, the sale of machinery located in Van Nuys, California in September 2007 and the settlement of the preacquisition contingency.
     Cash provided by financing activities was $4.0 million for the first three fiscal quarters of 2007, compared to $419.4 million provided by the first three fiscal quarters of 2006. The primary reason for the decrease is due to our entering into a new senior secured credit facility and receiving a capital contribution in connection with the acquisition of Easton in March 2006.
     Capital expenditures for the first three fiscal quarters of 2007 were $11.4 million, compared to $10.3 million for the first three fiscal quarters of 2006. Capital expenditures made during 2007 were primarily related to the implementation of our new ERP system, enhancing new and existing products and for restructuring initiatives.
     Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 58.2% at September 29, 2007, as compared to 59.9% at December 30, 2006. The decrease was attributable to the increase in retained earnings during 2007.
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
OUTLOOK
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2007 will be affected by the following:
     Combination with Easton Sports. In March 2006, we completed our acquisition of Easton, a leading manufacturer of premium sporting goods equipment, which enhanced our position in the team and action sports markets. The combination has and will continue to affect our results of operations in the following manner:
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
Net Sales and Income from Operations. Our results of operations for the first three fiscal quarters ended September 29, 2007 include the operations of Easton for the entire three fiscal quarters, whereas our results for the first three fiscal quarters ended September 30, 2006 include Easton’s operations from March 16, 2006 through September 30, 2006.

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
Integration Progress and Synergies. At the time we acquired Easton, we adopted a comprehensive integration plan, which included defining the management team of the combined company, communicating a new strategic plan and new accountability initiatives to our employees, establishing new milestones for our sales representatives, instituting a new organizational structure based on our business segments and adopting measures designed to integrate the cultures of the two companies. We accomplished all of those immediate goals in 2006 and are now focused on identifying and capitalizing on cost-saving opportunities within our organization. Going forward, we expect to realize cost savings as a result of the integration. We have eliminated numerous positions to reduce our annual compensation expense and consolidated our purchase of insurance. In addition, we have terminated the North American distribution agreement for Easton’s cycling products, and have started to sell those products through our direct sales force, allowing us to expand distribution and increase our margins on those products. We also plan to capitalize on other opportunities for cost reduction, including leveraging our increased purchasing power to secure lower prices from our various suppliers, realizing economies of scale in general administrative expenses, consolidating facilities and transferring more production from higher-cost North American facilities to Asian factories. The combination with Easton also creates opportunities to cross-sell products to customers and to create new products by leveraging the research and development capabilities of each company. We expect some of these cost savings will be offset by increased prices of raw materials as well as new investments in our infrastructure, distribution capabilities and product development.
     Introduction of New Products. For the remainder of 2007 and into 2008, we expect to introduce several new products that capitalize on the strength of our brands. Those introductions include a new line of snow goggles and cycling sunglasses under the Giro brand, new football helmet innovations under the Riddell brand and an expanded line of composite bats and composite hockey sticks, along with the introduction of hockey helmets under the Easton brand. Other new products include premium cycling and snow helmets under the Bell and Giro brands and an expanded line of carbon fiber wheels under the Easton brand. Successful new product introductions have historically driven enthusiasm for our brands and resulted in higher average selling prices and higher gross profit margins. We also expect to enter adjacent categories and sports from time-to-time through either organic initiatives or through acquisitions.
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
     Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a new senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of September 29, 2007, the outstanding principal balance under our term loan facility was $330.0 million and we had $10.0 million outstanding under our U.S. revolving credit facility. We expect our interest expense to decrease slightly in 2007, as the 2006 interest expense reflects expensing of $1.6 million of debt acquisition costs, which is partially offset by additional interest expense related to the senior credit facility entered into in conjunction with the Easton acquisition. We presently hedge only a portion of our variable interest rate debt, and our actual interest expense will be largely determined by trends in the London Interbank Offered Rate (“LIBOR”).
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
     As of September 29, 2007 one of our foreign subsidiaries had entered into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into a senior secured credit facility, consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of September 29, 2007, the outstanding principal balance under our term loan facility was $330.0 million and we had $10.0 million outstanding under our U.S. revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage. A hypothetical 10.0% increase from the current interest rate level would result in approximately a $0.6 million increase in interest expense for the fiscal quarter ended September 29, 2007.
     As of June 15, 2006, our senior secured credit facility required us to have interest rate agreements in place such that not less than 50.0% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of September 29, 2007, approximately 56.4% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness. We have entered into an interest rate cap for $125.0 million of our outstanding term indebtedness.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2007, the end of the fiscal period covered by this quarterly report. The SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

     Management, with the oversight of our audit committee, is committed to effectively remediating the material weakness explained above. We have made progress in remediating the material weakness and will stay focused on remediating the identified weakness, as expeditiously as possible, with the goal to complete our remediation efforts prior to the end of the year. During the first three fiscal quarters of 2007 we implemented the following actions (i) redesigned and implemented new review and approval procedures and processes associated with reconciling accounts at month end; (ii) provided additional training for select accounting personnel at our Bell Sports subsidiary; and (iii) increased the oversight by our accounting department of month-end account reconciliations.
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
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Information” in this report.

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

EASTON-BELL SPORTS, INC. Registrant
Dated: November 13, 2007	/s/ Anthony M. Palma
Anthony M. Palma
Chief Executive Officer

Dated: November 13, 2007	/s/ Mark Tripp
Mark Tripp
Chief Financial Officer (Principal Financial Officer)