Form 10-K
period 2007-12-29
EASTON-BELL SPORTS, INC.
filed 2008-03-25
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-123927

EASTON-BELL SPORTS, INC.
(Exact name of registrant as specified in its certificate of incorporation)

Delaware	20-1636283
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7855 Haskell Avenue, Suite 200 Van Nuys, California 91406 (Address of principal executive offices) (Zip Code)

(818) 902-5800 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of Easton-Bell Sports, Inc. is $0.

As of February 29, 2008, 100 shares of Easton-Bell Sports, Inc. were outstanding.

PART I

Item 1.	Business

Easton-Bell Sports, Inc., which was formerly known as Riddell Bell Holdings, Inc., was incorporated in Delaware in April 2003. Our executive offices are located at 7855 Haskell Avenue, Suite 200, Van Nuys, California 91406, and our telephone number is 818-902-5800. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp. (“RBG”), which is a wholly-owned subsidiary of EB Sports Corp. (“EB Sports”), which is a wholly-owned subsidiary of Easton-Bell Sports, LLC, our ultimate parent company (“the Parent” or “our Parent”). Unless otherwise indicated, all references in this Form 10-K to “Easton-Bell,” “we”, “us”, “our”, and “the Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snow sports, powersports and skateboarding. Sports enthusiasts at all levels, from recreational participants to professional athletes, choose our products for their innovative designs, advanced materials and protective advantage. Throughout our history, our focus on research and development has enabled us to introduce products that have set new standards for performance in their respective sports. As a result, we are able to maintain or improve our competitive position by consistently entering new product categories, expanding and improving our existing product lines and increasing price points for our premium products.

We currently sell a broad range of products primarily under four brands — Easton® (baseball, softball and ice hockey equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snow sports helmets and accessories) and Riddell® (football and baseball equipment and reconditioning services). Together, these brands represent the vast majority of our sales and are among the most recognized and respected in the sporting goods industry.

For the period ended December 29, 2007, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain subcategories of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

Industry Overview

Sporting Goods Industry

We participate in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to the NPD Group, a consumer research firm, the worldwide retail sporting goods market was estimated at $256.0 billion in 2006. According to the Sporting Goods Manufacturers Association (“SGMA”), manufacturers’ sales of sporting goods in the United States, our largest market, has grown from $48.4 billion in 2000 to $66.4 billion in 2006. The SGMA also reported that sales of sporting goods in the United States rose by 5.8% in 2006. Within the industry, we believe that consumer dollars spent in the sports in which we compete are growing as a result of the increasing percentage of avid participants that prefer, and are willing to pay for, premium products that improve performance.

The sporting goods industry has recently undergone a period of rapid consolidation with equipment manufacturers increasingly converging around two very different strategies. Many, including some publicly traded competitors, compete on price and seek to create a competitive advantage by aggregating a multitude of brands and offering a wide range of commodity-like products to the mass retailers and largest sporting goods chains. Conversely, others, including us, employ technological innovation to create a cohesive portfolio of performance products that less price-sensitive customers typically want to buy through specialty channels.

Baseball and Softball

According to the SGMA, in 2006 in the United States baseball and softball (including both fast-pitch and slow-pitch) attracted approximately 16.1 million participants and 9.8 million participants, respectively, and wholesale shipments of baseball and softball equipment were approximately $527.0 million. The SGMA reports that the baseball/softball market is growing in the low single digits and attributed the growth to an appetite by avid players for new technologies and somewhat higher prices for bats, ball gloves and batting gloves. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of travel ball, club baseball and softball and more frequent play.

Ice Hockey

According to the SGMA, ice hockey attracted 1.8 million U.S. participants in 2006 and U.S. wholesale shipments of ice hockey equipment was approximately $200.0 million in 2006. We estimate that the Canadian ice hockey market is at least as large as the U.S. market in terms of participants and dollars spent. The SGMA reports that U.S. participation in ice hockey in 2006 has almost doubled at the high school level since 1990, fueled by an increase in female participation. Elite athletes represent an even faster growing segment of the ice hockey market, as evidenced by the fact that the number of National Collegiate Athletic Association (“NCAA”) colleges sponsoring hockey teams in 2005 has almost doubled since 1990 to 207 teams.

Football Helmets

According to the SGMA, tackle football attracted approximately 5.8 million U.S. participants and total U.S. manufacturers’ sales of football equipment were estimated at $474.0 million in 2006. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow steadily. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have commanded consistently higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to provide a growth opportunity.

Cycling Helmets and Related Accessories

According to the SGMA, cycling (including both road and mountain biking) attracted approximately 46.4 million participants in 2006, as compared to approximately 43.4 million in 2005, a 6.9% growth rate. Cycling has become one of the most popular physical activities in the United States and many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18. According to a L.E.K. Consulting study in 2004, 42% of cyclists in the United States wore a helmet and helmet usage is expected to increase to 46% of all cycling participants by 2008.

The accessory segment of the U.S. bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, including Snow Sports and Powersports

Participation in action sports, such as skateboarding, BMX and snowboarding, has grown dramatically since 1999. According to the SGMA, skateboarding attracted approximately 11.1 million participants in 2006, as compared to approximately 10.5 million in 2005, a growth rate of 5.7%. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

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

Our four primary brands include:

Easton.  Under the Easton brand, founded in 1922, we offer baseball, softball, ice hockey and cycling components. We believe Easton is recognized as the most innovative brand in the baseball, softball and ice hockey equipment industry. In Major League Baseball (“MLB”), All-Star players Jason Bay and Carlos Zambrano wear and use the Easton brand. We believe our hockey sticks are used by more National Hockey League (“NHL”) players than any other brand and that consumers choose Easton branded products due to superior performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes All-Star players Dany Heatley and Marian Gaborik, who wear and use Easton hockey equipment.

Bell.  Under the Bell brand, founded in 1954, we offer helmets for cycling, motorcycles (street and motorcross), auto racing, skateboarding and other action sports, as well as various cycling and fitness accessories. We believe Bell is the number one brand by sales in cycling helmets and accessories. Bell branded products are used by cycling enthusiasts ranging from competitive athletes to recreational users. Consumers choose Bell branded cycling helmets due to superior design, fit, quality, durability and price. The Bell brand image of toughness, dependability and performance is supported through the use of Bell products by, and sponsorship of, such high-profile athletes and professional cycling teams as BMX stunt riding champion Dave Mirra, skateboarding champion Tony Hawk and motocross champion Grant Langston.

Giro.  Under the Giro brand, founded in 1986, we offer premium helmets for cycling and various snow sports (including skiing and snowboarding), as well as various accessories, including snow goggles and eyewear. We believe the Giro brand is the number two brand by sales in cycling helmets (second only to Bell) and the number one brand of ski and snowboard helmets. We believe that consumers are willing to pay premium prices for our Giro branded helmets due to superior product features and design. The Giro reputation for innovation as well as sleek, stylish and speed-oriented designs is further reinforced through the use of Giro products by, and sponsorship of, leading professional athletes, including Tour de France winners Lance Armstrong and Alberto Contador and Winter X Games gold metal winners Simon Dumont and Gretchen Bleiler.

Riddell.  The Riddell brand, founded in 1929, is one of the most recognized brands in sports. The Riddell branded helmet is used by numerous Division I NCAA football teams and has been the Official Helmet of the National Football League (“NFL”) since 1989, resulting in significant awareness of the Riddell brand with the general public, as well as with youth leagues and high schools. Under the Riddell brand, we sell football helmets, shoulder pads and related equipment, uniforms and reconditioning services for our football and other team sports products. We also sell branded collectible products, such as replica football helmets which reflect NFL and popular collegiate team logos.

In addition to the above brands, we also sell a variety of accessories, including (i) bicycle pumps, headlights, safety lights and reflectors under the Blackburn® brand (ii) bicycle trailers and child carrier seats under the Co-Pilot® brand (founded in 2000), and (iii) a full line of mats, resistance bands, kits and other fitness accessories designed primarily for strength training, yoga and pilates under the Bell, Savasa® (launched in 2004) and Bollinger® brands. Additionally, we own the rights to use the widely recognized MacGregor® brand (exclusive of golf products), which we license to select third parties to manufacture and market footwear and other sports equipment.

Products and Services

Team Sports

Our Team Sports segment produces technologically advanced equipment and apparel for baseball, softball, ice hockey, and football and also provides reconditioning services for various sporting goods.

Baseball and Softball

We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our introduction of the first aluminum bat in 1970, our bats have featured advanced designs and materials to optimize hitting performance, feel and durability. Baseball and softball products accounted for approximately 20.9% and 16.8% of our net sales in 2007 and 2006, respectively.

Ice Hockey

We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates, protective equipment and apparel) for ice hockey athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are used by more NHL players than any other brand. Ice hockey products accounted for approximately 15.5% and 14.7% of our net sales in 2007 and 2006, respectively.

Football

Football Helmets — Substantially all of our football products and services are currently sold under the Riddell brand name. We believe we are the world’s leading designer, developer and marketer of football helmets. Our football helmets are designed to provide optimal on-field performance while meeting or exceeding all relevant safety standards.

Reconditioning Services — We believe we are the leading reconditioner of athletic equipment in the United States. We recondition football helmets and shoulder pads, baseball and lacrosse helmets, catcher’s equipment, baseball gloves and hockey helmets and shoulder pads. Approximately 90% of our reconditioning volume is comprised of football helmets and shoulder pads as reconditioning typically includes the cleaning, sanitizing, buffing and/or painting of helmets. Face guards, interior pads, chin straps and other helmet components are inspected and replaced as necessary. Helmets are recertified to conform to the standards set by the National Operating Committee on Standards for Athletic Equipment, or (“NOCSAE”), which is the leading standard-setting organization for athletic equipment.

Football helmets and reconditioning services accounted for approximately 10.5%, 11.4% and 17.6% of our net sales in 2007, 2006 and 2005, respectively.

Other Products and Licensing

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

Other products and licensing accounted for approximately 10.7%, 11.5% and 17.4% of our net sales in 2007, 2006 and 2005, respectively.

Action Sports

Our Action Sports segment encompasses a number of individual sports, such as cycling, extreme sports, snow sports, powersports and fitness activities. Within many of these sports, we are primarily focused on the helmet market. Within cycling, we are also focused on the accessories and premium components markets.

Cycling and Extreme Sports

Substantially all of our recreational cycling and extreme sports helmets are sold under the Bell brand name and our premium cycling helmets are sold under the Bell and Giro brand names. We sell premium cycling components under the Easton brand name and high-performance accessories under the Blackburn brand name. We also sell other accessories under the Bell and Co-Pilot brand names and certain recreational cycling helmets and accessories under various licensed brands, including Barbie, Batman, Bratz, Hot Wheels, Sesame Street and X Games.

Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 18.5%, 18.4% and 30.1% of our net sales in 2007, 2006 and 2005, respectively.

Premium Cycling Components and Accessories — We offer premium cycling components, including handlebars, frames, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. Premium cycling components and accessories accounted for approximately 6.3%, 5.8% and 3.1% of our net sales in 2007, 2006 and 2005, respectively.

Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and Co-Pilot brands that are sold primarily through mass retailers. Cycling accessories accounted for approximately 9.4%, 11.0% and 17.6% of our net sales in 2007, 2006 and 2005, respectively.

Snow Sports

We offer helmets for various snow sports, including snowboarding and skiing, as well as various snow sports accessories. Our snow sports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit, as well as performance, from the first snow helmet with adjustable vents to new audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snow sports helmets accounted for approximately 3.9%, 5.1% and 6.1% of our net sales in 2007, 2006 and 2005, respectively.

Powersports

We offer helmets for various powersports, including motocross and auto racing, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross, snowmobiles and auto racing. Powersports helmets and accessories accounted for approximately 2.2%, 2.5% and 4.1% of our net sales in 2007, 2006 and 2005, respectively.

Fitness Accessories

We offer a broad line of fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. All of our fitness accessories are sold under the Bell, Savasa and Bollinger brands. Fitness accessories accounted for approximately 2.1%, 2.8% and 4.0% of our net sales in 2007, 2006 and 2005, respectively.

Competition

Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines.

Team Sports

In baseball and softball, we compete with numerous national and international competitors including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Louisville Slugger and Mizuno Corp. In ice hockey, we primarily compete with Bauer Hockey, Reebok-CCM Hockey and Mission ITECH Hockey. In football, we compete with several companies, such as Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Russell Athletic. We believe that we compete in each of these team sports markets on the basis of brand name recognition, product features, quality and customer service.

Action Sports

In cycling helmets and components, we compete with several national and regional competitors. Within the mass retail channel, our main competitor is PTI Sports, Inc. (“PTI”), which markets its products under such well-known brand names as Schwinn, Mongoose and GT. PTI competes with us primarily on brand name recognition and price. In the specialty retail channel, our primary competitors are Trek Bicycle Corporation and Specialized Bicycle Components, both of whom compete with us mostly on a combination of performance, price, style, quality, design and focus on cycling enthusiasts.

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

Sales of Team Sports Products

Retail Sales

We sell a broad selection of our team sports products, including our baseball, softball and ice hockey products, to both national and regional full-line sporting goods retailers in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with sporting goods chains’ marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retail accounts. Our extensive product selection allows sporting goods retailers to tailor their mix of our products to their individual selling strategies. In addition, we believe that sporting goods retailers benefit from consumer recognition and demand for our brands through increased foot traffic in their stores. We also sell team sports products to approximately 3,000 independent specialty retail accounts in North America. These retailers cater their marketing and product selections to sports enthusiasts who often seek premium products having the highest level of performance. We work with specialty customers to maximize sales and profits by providing highly visible product displays and point-of-purchase signage.

Our team sports products that are sold to retail customers are sold through our network of approximately 50 in-house and independent sales representatives in the United States and Canada and through various third party distributors in other regions of the world. Our in-house sales team provides sales and support services to key retail accounts. Sales efforts to these customers are led by a national account manager, supported by other members of the sales team. These sales teams visit frequently with our larger customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Institutional Sales

We primarily sell football helmets, shoulder pads, certain other team sports equipment, uniforms, accessories and reconditioning services to educational institutions and athletic leagues. We have a direct sales force and marketing team of approximately 250 individuals, which focus on sales to the NFL and approximately 16,500 high schools, 1,000 colleges and numerous youth leagues across the United States. We believe our institutional sales force, made up primarily of former players, former coaches and experienced industry sales professionals, is the largest national direct sales force for athletic products and services in the institutional sporting goods industry and provides us with a significant competitive advantage. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our customers and also facilitates education on new product offerings. Additionally, this approach allows us to sell equipment and reconditioning services directly to our customers, which enables us to more readily explore add-on sales opportunities. Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has aided us in establishing a reputation for industry-leading service and a loyal customer base.

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

We sponsor over 350 individuals and 40 teams, totaling over 500 athletes, who participate in baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, auto racing and other sports around the world. In addition, we have an exclusive contract with the NFL under which our football helmets are designated the Official Helmet of the NFL. Our agreement with the NFL permits our Riddell brand mark to appear on the front and on the chin strap of each Riddell helmet used during NFL play and provides that there be no indicia of any other brand on any other helmet worn during a game. We believe that Riddell helmets are used by over 80% of the players in the NFL.

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

We invest in engineering and applied research to improve both the quality and performance of our current products and to develop new products. Our in-house research and development group includes approximately 80 employees. Our product development personnel work with top athletes to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our products are subjected at all stages of the manufacturing process to various quality control procedures that often exceed those mandated by law.

Production, Sourcing and Distribution

We currently maintain manufacturing, assembly and distribution facilities in the United States, Canada, Mexico, China and Taiwan. We also generally employ a dual strategy for sourcing goods from third parties. For certain of our products that involve our proprietary design and materials technologies, we negotiate exclusive agreements with a limited number of manufacturing partners. For our products that are less complex to produce, we maintain relationships with a broader base of suppliers to purchase goods as needed without contractual obligation.

Our aluminum and composite baseball and softball bats are manufactured in Asia. We transitioned the production of our aluminum bats and certain cycling products from our Van Nuys, California facility to Asia during the second quarter of 2007. We manufacture composite ice hockey sticks and blades and certain cycling components at our facility in Tijuana, Mexico and custom ice hockey pants, gloves and skates at our facility in Quebec, Canada. We assemble and package a portion of our cycling, football, snow sports, powersports and other helmets at our Elyria, Ohio and Rantoul, Illinois facilities, the balance of our helmets are sourced from outside of the United States. Reconditioning services are performed at facilities strategically located throughout the United States. In addition, we maintain a silk screening operation at our Elk Grove Village, Illinois facility to customize our football practice wear and uniform products with almost any logo, team name or other design that the customer requests.

We complement our manufacturing infrastructure with overseas sourcing and use our large purchasing volumes to receive lower prices. In 2004 through 2007, we entered into exclusive agreements with various third-party vendors in Asia to produce a portion of our aluminum and composite products. These agreements provide us with additional flexibility and manufacturing capacity. To protect the integrity of our brands, we actively inspect products purchased from third-party vendors to ensure that they meet our high-quality standards. We have a product development team in Hong Kong that supports our Asian sourcing efforts. In addition to handling product design, this team visits and works with many of our suppliers to verify product specifications, logistics and quality control. We require our suppliers to perform factory tests periodically to ensure the material and functional integrity of our products.

We operate distribution facilities in Illinois, Pennsylvania, Utah, Canada and Taiwan, which allows us to maintain high service levels for our customers across all distribution channels.

Seasonality

Our business is subject to seasonal fluctuation. Sales of cycling products, baseball and softball products and accessories occur primarily during the warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

Intellectual Property

We have a portfolio of approximately 150 patents along with approximately 100 patents pending that relate to our various products. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

We believe our well-established brands — Easton, Bell, Giro and Riddell — are a core asset of our business and are of great value to us. We maintain a portfolio of active registered trademarks in support of our brands. We hold all domestic rights to the Easton, Bell, Giro and Riddell trademarks and all domestic rights to the MacGregor trademark in connection with the manufacture and sale of certain products (other than golf products). We also maintain many registrations of trademarks globally, particularly the Bell, Giro and Blackburn trademarks, and maintain the Riddell trademark in select countries. We have also secured licenses to use certain popular brands on select cycling helmets and accessories from several companies including Mattel Inc., to use the Barbie and Hot Wheels brands, MGA Entertainment, Inc., to use the Bratz brand, Warner Bros. Entertainment Inc., to use the Batman brand, ESPN, Inc., to use the X Games brand and the Sesame Workshop, to use the Sesame Street brand.

In connection with our purchase of Easton Sports, Inc. (“Easton”) in March 2006, we licensed the Easton trademark to certain affiliates of James L. Easton solely in connection with specific products or services, none of which currently compete with us. For a discussion of this license and other related technology licenses to such James L. Easton affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We also license the Easton trademark to third parties with respect to the production and marketing of footwear and certain recreational games, the Riddell trademark for footwear and the MacGregor trademark primarily for athletic footwear and sports equipment. In addition, the Bell trademark is currently licensed to a third party for the production of motorcycle helmets and accessories sold outside of the United States, Canada and Mexico.

Employees

We believe that our relationships with our employees are good. As of December 29, 2007, we had 2,248 employees, including 123 in product design, engineering and testing, 1,467 in operations, including manufacturing and distribution, 440 in sales and marketing and 218 in administration. Approximately 52 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2009, and an agreement with a union in New Rochelle, New York, expires in January 2009.

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

We have a significant amount of indebtedness. As of December 29, 2007, we had total indebtedness of at least $475.6 million (including $140.0 million of our 8.375% senior subordinated notes due 2012, $330.0 million under our senior secured credit facility, $5.5 million under our revolving credit facility and $0.1 million of capital lease obligations). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Certain of the documents governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. In addition, our indirect parent company, EB Sports, has entered into a credit agreement pursuant to which it has borrowed $175.0 million. Neither our company nor any of our subsidiaries have guaranteed or are otherwise obligated to repay such indebtedness or any interest that accrues thereon. However, given that EB Sports controls our direct parent, EB Sports has the ability, subject to the terms of our existing senior secured credit facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from us and our subsidiaries to fund its obligations under such loan. This credit agreement is more fully described in “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

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

Although we have no competitors that challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines. Competition is primarily based on brand name recognition, product features, style, quality, price and customer service. Our baseball and softball equipment business has numerous national and international competitors including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Louisville Slugger and Mizuno Corp. Our ice hockey equipment business competes with Bauer Hockey, Reebok-CCM Hockey and Mission ITECH Hockey. Our cycling helmet, accessories and component business competes with several national and regional competitors including PTI, Trek Bicycle and Specialized Bicycle Components, as well as with several other international companies. Our football equipment business competes with several companies, including Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Russell Athletic. In the snow sports helmet market, we compete with several domestic and international brands, including Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D., which is owned by The Burton Corporation and Salomon, which is owned by Amer Sports. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC.

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

We sponsor a variety of athletes and feature those athletes in our advertising and marketing materials, and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image and result in a material decrease in our revenues and net income, which could have a material adverse effect on our financial condition and liquidity. Also, union strikes or lock-outs could negatively impact the popularity of a sport, which could have a material adverse effect on our net sales of products used in that sport. Furthermore, negative publicity resulting from severe injuries or death occurring in the sports in which our products are used could negatively affect our reputation and result in restrictions or bans on the use of our products.

For example, in the past, in response to injuries or death caused by balls hit off non-wood bats, several state legislatures and other local governing bodies have introduced bills to ban non-wood bats in youth sports. There is one instance in March 2007, where the New York City Council passed a law banning non-wood bats in high school games. In the past, the NCAA has also considered restricting the use of non-wood bats and passed regulations limiting batted ball speed. A successful bill in a state legislature or other local governing bodies or a change in NCAA regulations to restrict or ban the use of non-wood bats could adversely affect our business.

The success of our business is dependent on our affiliation with athletes, athletic associations and leagues.

We sponsor numerous professional athletes in baseball, cycling, ice hockey, action sports, snow sports and powersports who endorse and use our products, including our Easton branded bats and ice hockey sticks and our Bell and Giro branded helmets. In addition, under our agreement with the NFL, the Riddell name may appear on the front of, and on the chin strap of, all of our football helmets used in NFL play, and no other brand name may appear on a football helmet, face mask or chin strap used in NFL play. Also, our equipment is used by numerous Division I NCAA sports teams. We believe that these relationships increase sales of our products by enhancing the visibility of our brands and related trademarks and exposure of our branded products to other customers and, in certain instances, provide us with a significant competitive advantage. If we were to lose the benefits of these relationships, or if they were to deteriorate in a material way, our business and results of operations, financial condition and cash flow could be adversely affected.

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

Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended December 29, 2007, our top 10 customers collectively accounted for approximately 30.2% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 13.9% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, our customers in the retail industry have periodically experienced consolidation, contractions and financial difficulties. If such events happen again, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.

Many of our products or components of our products are provided by a limited number of third-party suppliers and manufacturers and, because we have limited control over these suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended December 29, 2007, approximately 40% of our raw materials were sourced from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended December 29, 2007, approximately 200 international manufacturers produced approximately 88% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

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

During the fiscal year ended December 29, 2007, we purchased approximately $306.0 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We may decide to increase our international sourcing in the future. In addition, a significant percentage of our sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) recessionary trends in international markets; (ii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iii) difficulties in enforcing intellectual property rights; (iv) increases in transportation costs or transportation delays; (v) work stoppages and labor strikes; (vi) fluctuations in exchange rates; and (vii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

Our business is also subject to the risks associated with the enactment of additional U.S. or foreign legislation and regulations relating to exports or imports, including quotas, duties, taxes or other charges or restrictions. If imposed, such legislation and regulations could have a material adverse effect on our sales and profitability.

We also may be adversely affected by significant fluctuations in the value of the U.S. dollar relative to other currencies. We generally purchase goods made by foreign manufacturers in U.S. dollars, and therefore, changes in the value of the U.S. dollar can have an immediate effect on the cost of our purchases. If we experience increased costs as a result of exchange rate fluctuations and we are unable to increase our prices to a level sufficient to compensate for such increased costs, our gross margins could decline, and we could become less price-competitive with companies who manufacture their products in the United States.

If we lose key personnel and management, we may not be able to successfully implement our business strategy.

The success of our business is dependent upon the management and leadership skills of the members of our senior management team and other key personnel, including certain members of our product development team. Competition for these resources is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of any such personnel or the inability to attract and retain key personnel could have a material adverse effect on our operations.

We may not succeed in integrating an acquisition into our operations, which could have a material adverse effect on our operations, results of operations and financial condition.

We may continue to expand our business and operations through strategic acquisitions. The value of our company will be affected by our ability to achieve the benefits expected from any strategic acquisitions we undertake in the future. Achieving these benefits will depend in part upon meeting the challenges inherent in the successful combination of these enterprises. In particular, we may have difficulty and may incur unanticipated expenses related to integrating management and personnel with our management and personnel. Additionally, we may not be able to achieve any anticipated cost savings for many reasons, including an inability to take advantage of expected tax savings. Failure to integrate these acquisitions successfully may have a material adverse effect on our business, results of operations and financial condition.

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

As of December 29, 2007, approximately, 52 of our 2,248 employees were unionized. Although we have positive labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania expires in December 2009 and our collective bargaining agreement with a union in New Rochelle, New York expires in January 2009. We cannot assure you that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.

We may be subject to potential environmental liability.

We are subject to many federal, state and local requirements relating to the protection of the environment, and we have made and will continue to make expenditures to comply with such requirements. Past and present manufacturing operations subject us to environmental laws that regulate the use, handling and contracting for disposal or recycling of hazardous or toxic substances, the discharge of particles into the air and the discharge of process wastewaters into sewers. We believe that our operations are in compliance with these laws and regulations and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations, financial condition and cash flow. If environmental laws become more stringent, our capital expenditures and costs for environmental compliance could increase. Under applicable environmental laws we may also become liable for the remediation of contaminated properties, including properties currently or previously owned or operated by us and properties where wastes generated by our operations were disposed. Such liability can be imposed regardless of whether we were responsible for creating the contamination. We do not believe that any of our existing remediation obligations, including at third-party sites, will have a material adverse effect on our financial results. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated and could have a material adverse effect on our financial results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, we identified a material weakness in our internal control over financial reporting during our fiscal 2006 year-end audit. As a result, prior to the issuance of the audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2006, we were required to make various balance sheet reclassifications and audit adjustments. We believe that our remedial efforts in fiscal 2007 have cured this material weakness.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address an identified weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our company. There can be no assurance that we will not discover additional weaknesses in our internal control over financial reporting in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 29, 2007 we operated 23 facilities in the United States, three in Canada, one in Mexico, one in Europe and three in Asia. Our corporate headquarters is located in Van Nuys, California. Set forth below is information regarding our principal properties:

			Leased	Owned
Location	Primary Use	Business Segment	Sq. Ft.	Sq. Ft.

Van Nuys, CA	Corporate Headquarters and offices	Team and Action Sports	89,000
Irving, TX	Offices	Action Sports	27,000
Chicago, IL	Offices and Research and Development	Team Sports	21,000
York, PA	Warehouse	Action Sports		465,000
Rantoul, IL	Offices, Manufacturing and Warehouse	Team and Action Sports	315,000
Rantoul, IL	Warehouse	Team and Action Sports	169,000
Salt Lake City, UT	Warehouse	Team Sports	142,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	135,000
Paxton, IL	Warehouse	Team and Action Sports	120,000
Van Nuys, CA	Offices and Manufacturing	Team and Action Sports	110,000
Montreal, Canada	Offices, Manufacturing and Warehouse	Team Sports	97,000
Tijuana, Mexico	Offices and Manufacturing	Team and Action Sports	65,000
San Antonio, TX	Reconditioning	Team Sports	59,000
Stroudsburg, PA	Manufacturing and Reconditioning	Team Sports	51,000
Santa Cruz, CA	Offices and Research and Development	Action Sports	50,000

In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 220,000 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

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

Set forth below is our selected historical consolidated financial and other operating data. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Our selected historical consolidated financial data and other data set forth below as of December 29, 2007, December 30, 2006, December 31, 2005, December 31, 2004, December 31, 2003 and June 25, 2003 and for the fiscal years ended December 29, 2007, December 30, 2006, December 31, 2005, December 31, 2004, the period from June 25, 2003 to December 31, 2003 and the period from January 1, 2003 to June 25, 2003, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	Successor					Predecessor(1)
					Period from	Period from
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	June 25,	January 1,
	Ended	Ended	Ended	Ended	2003 to	2003 to
	December 29,	December 30,	December 31,	December 31,	December 31,	June 25,
	2007	2006	2005	2004	2003	2003(2)
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$724,639	$638,973	$379,855	$165,927	$53,713	$55,032
Cost of sales(3)	475,656	426,109	244,916	113,813	33,928	34,340

Gross profit	248,983	212,864	134,939	52,114	19,785	20,692
Selling, general and administrative expenses(4)	170,022	164,243	95,421	50,128	14,972	17,196
Restructuring and other infrequent expenses	589	908	1,713	—	—	—
Amortization of intangibles	13,220	12,572	8,515	4,617	1,362	—
Gain on sale of property, plant and equipment	(2,339)	—	—	—	—	—
Transaction costs(5)	—	—	—	—	—	19,877

Income (loss) from operations	67,491	35,141	29,290	(2,631)	3,451	(16,381)
Interest expense, net	41,590	42,401	21,887	18,601	4,179	6,270

Income (loss) before taxes	25,901	(7,260)	7,403	(21,232)	(728)	(22,651)
Income tax expense (benefit)	11,432	(1,408)	4,321	(8,121)	(100)	(6,700)

Net income (loss)	$14,469	$(5,852)	$3,082	$(13,111)	$(628)	$(15,951)

Other Financial Data:
Capital expenditures	$16,827	$12,789	$4,999	$1,593	$728	$560

	Successor					Predecessor(1)
	As of	As of	As of	As of	As of	As of
	December 29,	December 30,	December 31,	December 31,	December 31,	June 25,
	2007	2006	2005	2004	2003	2003
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,923	$9,899	$3,632	$1,429	$3,672	$2,397
Total assets	956,490	948,060	480,703	470,576	164,916	92,512
Total debt(6)	475,641	476,198	248,897	250,098	69,931	60,382
Total stockholder’s equity	340,987	318,162	133,934	125,472	69,426	7,493

(1)	Data as of June 25, 2003 and for the period from January 1, 2003 to June 25, 2003, represent the results of Riddell Sports Group, Inc. (“Riddell”) and its subsidiaries prior to their acquisition by us. Balance sheet data for June 25, 2003 was the closing balance sheet immediately preceding the acquisition of the Riddell business and did not include purchase accounting adjustments relating to the subsequent acquisition.

(2)	Income statement data for the period of January 1, 2003 to June 25, 2003 includes charges of $4.7 million from the reevaluation of estimates for certain assets and liabilities. Some of these charges included a change in calculation methodology which is inseparable from the change in estimate.

(3)	Cost of sales included $19.0 million, $14.2 million and $2.2 million of costs resulting from the purchase accounting write-up of inventories to fair value for the periods ended December 30, 2006, December 31, 2004 and 2003, respectively. Expenses of approximately $2.0 million and $1.7 million previously recorded in cost of sales in 2005 and 2004, respectively, have been reclassified to selling, general and administrative expenses to conform to the current year presentation.

(4)	Selling, general and administrative (“SG&A”) expenses include management expenses in all fiscal years prior to fiscal year 2007.

(5)	The period ended June 25, 2003 includes $19.9 million of transaction costs related to the sale of the Riddell business.

(6)	Total debt as of December 31, 2003 and June 25, 2003 includes the current maturities of long-term debt and loans payable under Riddell’s existing revolving credit facility prior to it being refinanced in connection with the acquisition of Bell Sports Corp. (“Bell”) and put warrants which were exercised during 2003. Total debt as of December 31, 2005 and December 31, 2004 includes long-term debt payable under our then existing senior secured credit facility prior to it being refinanced in connection with the acquisition of Easton.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports and in various action sports, including cycling, snow sports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets and accessories) and Riddell (football and baseball equipment and reconditioning services). Together, these brands represent the vast majority of our sales.

On March 16, 2006, we acquired 100% of the outstanding capital stock of Easton. The purchase price was funded in part by an equity investment in our parent company, Easton-Bell Sports, LLC, proceeds from a new senior secured credit facility entered into in connection with the Easton acquisition and existing cash. Easton’s results of operations are included in our results of operations from March 16, 2006. See Note 2 to our Consolidated Financial Statements herein for further details on the Easton acquisition.

For the period ended December 29, 2007, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment, formerly known as Individual Sports, primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

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

Cost of Sales

Cost of sales includes the direct cost of purchased merchandise, inbound freight, factory operating costs, distribution and all shipping expenses. Cost of sales generally changes as we incur higher or lower costs from our vendors, experience better or worse productivity in our factories and increase or decrease inventory levels as certain fixed overhead is included in inventory. A shift in the composition of our revenues can also result in higher or lower cost of sales as our gross profit margins differ by product. We review our inventory levels on an ongoing basis to identify slow-moving materials and products and generally reserve for excess and obsolete inventory. If we misjudge the market for our products, we may be faced with significant excess inventory and need to allow for higher charges for excess and obsolete inventory. Such charges have reduced our gross profit in some prior periods and may have a material adverse impact depending on the amount of the charge.

Gross Profit

Gross profit is equal to our net sales minus our cost of sales. Gross profit margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other sporting goods companies, as we include all or a portion of costs related to freight, in cost of sales. In addition, we state inventories at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead costs, whereas other companies may state inventories on a last-in, first-out basis.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include all operating expenses not included in cost of sales, primarily, selling, marketing, administrative payroll, research and development, insurance and non-manufacturing lease expense, as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.

Results of Operations

For purposes of the foregoing discussion, we refer to the fiscal year ended December 29, 2007 as “2007”, the fiscal year ended December 30, 2006 as “2006” and the fiscal year ended December 31, 2005 as “2005”. Our results of operations for the fiscal year ended December 30, 2006, include the results of Easton from March 16, 2006. Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of operations.

	Year Ended		Year Ended		Year Ended
	December 29,	% of Net	December 30,	% of Net	December 31,	% of Net
	2007	Sales	2006	Sales	2005	Sales
	(Dollars in thousands)

Net sales	$724,639	100.0%	$638,973	100.0%	$379,855	100.0%
Cost of sales	475,656	65.6	426,109	66.7	244,916	64.5

Gross profit	248,983	34.4	212,864	33.3	134,939	35.5
Selling, general and administrative expenses	170,022	23.5	155,993	24.4	92,421	24.3
Management expenses	—	—	8,250	1.3	3,000	0.8
Restructuring and other infrequent expenses	589	0.1	908	0.1	1,713	0.4
Amortization of intangibles	13,220	1.8	12,572	2.0	8,515	2.2
Gain on the sale of property, plant and equipment	(2,339)	(0.3)	—	—	—	—

Income from operations	67,491	9.3	35,141	5.5	29,290	7.8
Interest expense, net	41,590	5.7	42,401	6.6	21,887	5.8

Income (loss) before income taxes	25,901	3.6	(7,260)	(1.1)	7,403	2.0
Income tax expense (benefit)	11,432	1.6	(1,408)	0.2	4,321	1.1

Net income (loss)	14,469	2.0	(5,852)	(0.9)	3,082	0.9
Other comprehensive income (loss):
Foreign currency translation adjustment	5,511	0.8	(126)	—	158	—

Comprehensive income (loss)	$19,980	2.8%	$(5,978)	(0.9)%	$3,240	0.9%

2007 compared to 2006

Net income for 2007 was $14.5 million, as compared to a $(5.9) million loss for 2006. Our results for 2007 include the following items:

•	expenses of $3.0 million related to severing executives and reorganizing the Company;

•	research and development expenses of $12.6 million;

•	foreign currency transaction gains of $1.7 million;

•	provision for excess and obsolete inventory write-offs of $5.0 million;

•	product liability settlement and litigation expenses of $6.8 million;

•	gain on sale of property, plant and equipment of $2.3 million;

•	interest expense (net) of $41.6 million;

•	equity compensation expense of $2.8 million;

•	income tax expense of $11.4 million;

•	consulting fees related to the Sarbanes-Oxley compliance program of $3.2 million; and

•	restructuring and other infrequent expenses of $0.6 million, primarily related to the closure of our Van Nuys, California manufacturing facility

Our results for 2006 included the following items:

•	amortization of $19.0 million of purchase price write-up of inventory to fair market value in relation to the Easton acquisition, which was charged to cost of sales;

•	settlement of lawsuits, which resulted in $8.1 million of expense;

•	expenses of $7.5 million related to severing executives and reorganizing the combined company;

•	equity compensation expense of $3.1 million, comprised of $0.8 million related to the redemption of vested units under the 2003 Equity Plan and $2.3 million related to the 2006 Equity Plan;

•	consulting fees related to the Sarbanes-Oxley compliance program of $0.8 million;

•	management expenses of $8.3 million, which reflect a $7.5 million payment to satisfy our contractual obligations to pay future management expenses;

•	restructuring and other infrequent expenses of $0.9 million, primarily related to the closure of our Chicago, Illinois manufacturing facility;

•	an increase in amortization of intangible assets of $4.1 million related to the Easton acquisition; and

•	interest expense (net) of $42.4 million related to higher debt levels in 2006 as a result of the Easton acquisition.

Net Sales

Net sales for 2007 were $724.6 million, as compared to $639.0 million in 2006. The increase is primarily attributable to the inclusion of Easton for a full fiscal year during 2007, as compared to 2006, which only included such business from the date of acquisition on March 16, 2006. The following table sets forth, for the periods indicated, the impact to net sales related primarily to the Easton and Cyclo/Shanghai Cyclo acquisitions and the results for each of our segments:

					Change Due to
			Change		Acquisitions
	2007	2006	$	%	$	%
	(Dollars in millions)

Team Sports	$416.5	$347.8	$68.7	19.8%	$62.9	18.1%
Action Sports	308.1	291.2	16.9	5.8%	5.4	1.9%

	$724.6	$639.0	$85.6	13.4%	$68.3	10.7%

During 2007, an additional $67.9 million and $0.4 million in net sales were attributable to the Easton and Cyclo/Shanghai Cyclo acquisitions, respectively, with $62.9 million attributable to Team Sports and $5.4 million attributable to Action Sports. Team Sports net sales increased $68.7 million, or 19.8%, as compared to 2006. In addition to the acquisition of Easton, other factors contributing to the increase in Team Sports net sales included increased football shoulder pad and apparel sales and reconditioning services. Action Sports net sales increased $16.9 million, or 5.8%, when compared to 2006. The increase resulted from the inclusion of a full fiscal year of Easton’s cycling business and the acquisition of Cyclo/Shanghai Cyclo, growth in sales of cycling helmets and specialty channel accessories and the introduction of Giro branded eyewear, all of which were partially offset by a mild decrease in sales of snow helmets.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2007		2006
		% of		% of	Change Due to
	$	Net Sales	$	Net Sales	Acquisitions
	(Dollars in millions)

Net sales	$724.6	100.0%	$639.0	100.0%	$68.3
Cost of sales	475.7	65.6%	426.1	66.7%	27.0

Gross profit	248.9	34.4%	212.9	33.3%	41.3
Selling, general and administrative expenses	170.0	23.5%	156.0	24.4%	10.5
Management expenses	—	—	8.3	1.3%	—
Restructuring and other infrequent expenses	0.6	0.1%	0.9	0.1%	—
Amortization of intangibles	13.2	1.8%	12.6	2.0%	0.6
Gain on sale of property, plant and equipment	(2.3)	(0.3)%	—	—	(0.5)

Income from operations	$67.4	9.3%	$35.1	5.5%	$30.7

Cost of Sales

For 2007, cost of sales was $475.7 million, or 65.6% of net sales, as compared to $426.1 million, or 66.7% of net sales for 2006. The decrease in cost of sales as a percentage of sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write up associated with the Easton acquisition of $19.0 million, partially offset by sales mix changes and increased distribution costs, freight costs and inventory write-offs. Team Sports cost of sales was $256.7 million, or 61.6% of net sales, as compared to $228.3 million, or 65.6% of net sales for 2006. The decrease in Team Sports cost of sales as a percentage of net sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write up associated with the Easton acquisition, partially offset by increased distribution costs, freight costs and inventory write-offs. Action Sports cost of sales was $219.0 million, or 71.1% of net sales, as compared to $197.8 million, or 67.9% of net sales in 2006. The increase in Action Sports cost of sales as a percentage of net sales is due to sales mix changes, the inclusion of a full first quarter of the Easton cycling business and increased distribution costs, product costs, freight costs and inventory write-offs.

Gross Profit

For 2007, gross profit was $248.9 million, or 34.4% of net sales, as compared to $212.9 million, or 33.3% of net sales for 2006. The increase in gross profit as a percentage of net sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write-up associated with the Easton acquisition, partially offset by sales mix changes and increased distribution costs, freight costs and inventory write-offs. Team Sports gross profit percentage was 38.4% of net sales, an increase of 3.9 percentage points, as compared to 2006. The increase in Team Sports gross profit as a percentage of net sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write up associated with the Easton acquisition, partially offset by increased distribution costs, freight costs and inventory write-offs. Action Sports gross profit percentage was 28.9% of net sales, a decrease of 3.1 percentage points, as compared to 2006, primarily due to a change in sales mix and increased distribution costs, product costs, freight costs and inventory write-offs.

Selling, General and Administrative Expenses

During 2007, SG&A expenses increased $14.0 million or 9.0%, as compared to 2006. The increase is primarily attributable to the inclusion of a full fiscal year of Easton’s business during 2007, as compared to 2006, which only included such business from the date of acquisition on March 16, 2006. Other factors contributing to the increase are expenses related to marketing, R&D, product liability settlement and litigation, information technology and Sarbanes-Oxley compliance, partially offset by lower compensation expenses.

Management Expenses

Management expenses decreased $8.3 million for 2007, as compared to 2006, due to the cancellation of the obligation to pay annual management fees to Fenway Partners, LLC at the time of the Easton acquisition.

Restructuring and Other Infrequent Expenses

Restructuring and other infrequent expenses decreased $0.3 million for 2007, as compared to 2006. Restructuring expenses were $0.6 million and $0.9 million for 2007 and 2006, respectively. The 2007 expenses related to the closure of the Van Nuys facility and the 2006 expenses reflect the impact of facility closure costs associated with our manufacturing facility previously located in Chicago, Illinois. See “Restructuring and Other Infrequent Expenses” for additional information.

Amortization of Intangibles

Amortization of intangibles increased $0.6 million to $13.2 million in 2007 from $12.6 million in 2006 as a result of a full year of amortization in 2007 relating to intangible assets acquired in the Easton acquisition.

Gain on Sale of Property, Plant and Equipment

The sale of land and building located in Chicago, Illinois in May 2007 and the sale of machinery located in Van Nuys, California in September 2007 resulted in gains on the sales of $1.8 million and $0.5 million, respectively. The sales were related to the restructurings described in “Restructuring and Other Infrequent Expenses”.

Interest Expense, Net

Net interest expense decreased $0.8 million to $41.6 million for 2007 from $42.4 million in 2006. The decrease was due to 2006 reflecting the expensing of $1.6 million of debt acquisition costs upon extinguishment of certain debt and lower borrowing rates in 2007, offset partially by a full year of interest expense related to the senior credit facility entered into in conjunction with the Easton acquisition.

Income Tax Expense (Benefit)

We recorded an income tax expense of $11.4 million in 2007, an effective tax rate of 44.1%, as compared to an income tax benefit of $1.4 million in 2006, an effective tax rate of 19.4%. The change in the effective tax rate is primarily attributable to the change from a domestic loss to domestic income.

2006 compared to 2005

Net (loss) income for 2006 was $(5.9) million, as compared to $3.1 million for 2005. Our results for 2006 include the following items:

•	amortization of $19.0 million of purchase price write-up of inventory to fair market value in relation to the Easton acquisition, which was charged to cost of sales;

•	settlement of lawsuits, which resulted in $8.1 million of expense;

•	expenses of $7.5 million related to severing executives and reorganizing the combined company;

•	equity compensation expense of $3.1 million, comprised of $0.8 million related to the redemption of vested units under the 2003 Equity Plan and $2.3 million related to the new 2006 Equity Plan;

•	consulting fees related to the Sarbanes-Oxley compliance program of $0.8 million;

•	management expenses of $8.3 million, which reflect a $7.5 million payment to satisfy our contractual obligations to pay future management expenses;

•	restructuring and other infrequent expenses of $0.9 million, primarily related to the closure of our Chicago, Illinois manufacturing facility;

•	an increase in amortization of intangible assets of $4.1 million related to the Easton acquisition; and

•	increased interest expense of $20.5 million related to higher debt levels in 2006 as a result of the Easton acquisition.

Our results for 2005 included the following items:

•	equity compensation expense of $4.6 million, primarily related to the vesting of Class B Common Units of our Parent awarded to certain members of our management and directors;

•	restructuring and other infrequent expenses of $1.7 million, primarily related to the closure of our Chicago, Illinois manufacturing facility, as well as other cost reduction activities to reduce our overall cost structure;

•	an increase in amortization of intangible assets of $3.9 million related to amortizing a full year of the Bell intangible assets; and

•	increased interest expense of $3.3 million related to higher debt levels in 2005 as a result of the Bell acquisition.

Net Sales

Net sales for 2006 were $639.0 million, as compared to $379.9 million in 2005. The increase was primarily attributable to the inclusion of Easton from the date of acquisition on March 16, 2006. The following table sets forth, for the periods indicated, the impact to net sales related to the Easton and Cyclo Manufacturing acquisitions and the results for each of our segments:

					Change Due to
			Change		Acquisitions
	2006	2005	$	%	$	%
	(Dollars in millions)

Team Sports	$347.8	$132.8	$215.0	161.9%	$198.5	149.5%
Action Sports	291.2	247.1	44.1	17.8%	22.0	8.9%

	$639.0	$379.9	$259.1	68.2%	$220.5	58.0%

Net sales of the Team Sports segment for 2006 increased $215.0 million or 161.9% over the net sales for 2005, with $198.5 million of the growth attributable to the Easton acquisition. Growth related to football helmets, shoulder pads, apparel, reconditioning services and collectible products was $16.5 million. Net sales of the Action Sports segment increased $44.1 million or 17.8% in 2006, as compared to 2005, with $22.0 million of the growth attributable to the Easton acquisition. Growth related to cycling helmets and accessories and snow helmets was $22.1 million.

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

Cost of Sales

For 2006, cost of sales was $426.1 million, or 66.7% of net sales, as compared to $244.9 million or 64.5% of net sales for 2005. The higher cost of sales was primarily attributable to the Easton acquisition and the resulting amortization of $19.0 million of purchase accounting write-up of inventory to fair market value, which was charged to cost of sales.

Gross Profit

For 2006, gross profit was $212.9 million, or 33.3% of net sales, as compared to $134.9 million or 35.5% of net sales for 2005. The lower gross margin was primarily attributable to the Easton acquisition and the resulting amortization of $19.0 million of purchase accounting write-up of inventory to fair market value, which was charged to cost of sales. In addition, the benefit of new product introductions, sales growth in products with higher gross margins and cost reduction efforts more than offset commodity cost increases.

Selling, General and Administrative Expenses

SG&A expenses increased $68.9 million in 2006, as compared to 2005. The primary increase was due to the Easton acquisition. SG&A expenses in 2006 also reflect $8.1 million for the settlement of several lawsuits relating to product liability and lawsuits concerning the alleged infringement of a cycling helmet patent in France. Management expenses reflect a payment of $7.5 million in 2006 to satisfy our contractual obligations to pay future management expenses and we incurred $7.5 million of expenses in 2006 to sever senior level executives. Equity compensation for 2006 decreased $1.5 million, as compared to 2005, attributable to a new equity incentive program introduced by our Parent in conjunction with the Easton acquisition. Lastly, we incurred $0.8 million of expenses in relation to our Sarbanes-Oxley compliance program.

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

Interest Expense, Net

Net interest expense increased $20.5 million to $42.4 million for 2006 from $21.9 million in 2005. The increase was primarily due to increased debt related to the Easton acquisition, which included interest on (i) our term loan of $335.0 million; and (ii) our $70.0 million U.S revolving credit facility and Cdn $12.0 million Canadian revolving credit facility.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $1.4 million in 2006, an effective tax rate of 19.4%, as compared to an income tax expense of $4.3 million in 2005, an effective tax rate of 58.4%. The effective tax rate in 2005 was negatively impacted by the non-deductible nature of our stock option program.

Restructuring and Other Infrequent Expenses

In connection with our acquisition of Easton, a restructuring plan was initiated to implement actions to reduce the overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the closure of our manufacturing facility in Van Nuys, California. Substantially all manufacturing at this location, which relates to our Team Sports segment, ceased during the second fiscal quarter of 2007. While some of the machinery was transferred to other locations, most of the machinery was sold in September 2007 and a gain on the sale of $0.5 million was realized.

The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in thousands)

Balance as of December 31, 2005	$—	$—	$—
Provision	2,100	2,238	4,338
Less: Cash Activity	(210)	—	(210)

Balance as of December 30, 2006	1,890	2,238	4,128
Provision	—	487	487
Less: Cash Activity	(1,694)	(2,355)	(4,049)

Balance as of December 29, 2007	$196	$370	$566

The accrual of $4.1 million as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition, with an additional $0.5 million provision recorded in 2007 for facility closure costs. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of December 29, 2007, approximately 200 employees had been terminated. The $0.6 million of restructuring costs accrued as of December 29, 2007 are expected to be paid in 2008.

During 2005, we announced and initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the consolidation and integration of several facilities and announced the closure of our manufacturing operations in Chicago, Illinois, which relates to our Team Sports segment. Substantially all manufacturing at the Chicago, Illinois location ceased during 2005. We outsourced manufacturing of some of our parts and components previously produced at the Chicago, Illinois facility to outside vendors and transferred critical key assembly and distribution operations to existing facilities in Elyria, Ohio and Rantoul, Illinois. As disclosed in our 2006 Form 10-K, the restructuring accrual related to our Chicago, Illinois operations was utilized in 2006. The Chicago, Illinois facility, consisting of land and building was sold in May 2007 and a gain on the sale of $1.8 million was recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. Each quarter is comprised of 13 weeks and in 2007, the quarters ended were March 31, June 30, September 29 and December 29, 2007. The operating results for any period are not necessarily indicative of results for any future period.

During the fourth quarter of 2006, we made final purchase accounting adjustments with respect to the Easton acquisition. It was determined that the inventory write-up recorded initially in purchase accounting at the date of acquisition and charged to cost of sales during the first three quarters of the year had been understated by $5.1 million. We corrected this during the fourth quarter of 2006 and charged the additional inventory write-up of $5.1 million to cost of sales. In the Company’s Form 10-Q filings for the second and third fiscal quarters of 2007, the amounts for 2006 were restated and disclosed in the notes to the financial statements. The amounts previously reported for gross profit and (loss) income from operations for the second and third quarters of 2006 have been restated by $2.6 million and $2.5 million, respectively, to reflect the effect of the additional inventory write-up on the cost of sales for these quarters. The net (loss) income for the second and third quarters of 2006 have also been restated by $1.3 million and $0.8 million, respectively, after giving effect to income tax expense.

	For the Following Quarterly Periods
	First	Second	Third	Fourth
	(Dollars in thousands)
	(Unaudited)

2007:
Net sales	$174,634	$206,370	$188,565	$155,070
Gross profit	58,513	76,384	65,348	48,738
Income from operations	13,073	29,689	22,620	2,109
Net income (loss)	1,279	12,061	6,845	(5,716)
2006:
Net sales	$111,172	$198,275	$186,485	$143,041
Gross profit	36,865	59,917	65,933	50,149
(Loss) income from operations	(1,242)	15,436	19,526	1,421
Net (loss) income	(7,744)	4,220	3,705	(6,033)

Liquidity and Capital Resources

The cash generated from operating activities and availability under our senior secured credit facility are our principal sources of liquidity. Each are described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance. While we do not currently anticipate asking for any relief, it is possible that we would require relief in the future.

Senior Secured Credit Facilities

Existing Senior Secured Credit Facility

In connection with our acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. This new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of December 29, 2007, we had $330.0 million outstanding under our term loan facility, $5.5 million outstanding under our U.S. revolving credit facility and we had availability to borrow an additional $61.8 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively. In addition, at December 29, 2007, outstanding letters of credit issued under the revolving credit facility totaled $2.7 million.

The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or a London Interbank Offered Rate (“LIBOR”) and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the term loan was initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities were initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon the Company’s leverage ratio as calculated under the credit agreement.

Under our senior secured credit facility, RBG and certain of our domestic subsidiaries have guaranteed all of our obligations (both U.S. and Canadian), and we and certain of our Canadian subsidiaries have guaranteed the obligations under the Canadian portion of our revolving credit facility. Additionally, we and our subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for our U.S. and Canadian obligations (and related guarantees) under our senior secured credit facility. Furthermore, certain of our domestic subsidiaries and certain of our other Canadian subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under our Canadian revolving credit facility (and in the case of our domestic subsidiaries, the obligations (and related guarantees) under our senior secured credit facility generally).

Our senior secured credit facility imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our senior secured credit facility requires us to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit. As of December 29, 2007, the Company was in compliance with all of its covenants.

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

Other Matters

Operating activities provided $16.3 million of cash for the year ended December 29, 2007, as compared to $23.6 million of cash provided in the year ended December 30, 2006. The decrease in cash provided by operating activities reflects our working capital needs. We had $262.8 million in working capital at December 29, 2007, as compared to $225.0 million at December 30, 2006. Accounts receivable and inventories, combined, were $18.6 million higher than at December 30, 2006.

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

The Action Sports business is also seasonal and driven primarily by the warm weather months conducive to cycling. As such, Action Sports sales are lowest during the fourth calendar quarter. The seasonal impacts have been mitigated slightly by the rise in snow sports sales which are sold primarily during the last two quarters of the year.

Action Sports typically experiences an increase in working capital in the first two fiscal quarters of the year as it builds inventory for late spring and summer selling seasons and ships preseason cycling helmet and accessory orders. Working capital decreases in the third and fourth fiscal quarters as inventories are reduced through the summer selling season and accounts receivable are collected.

Capital expenditures for 2007 were $16.8 million, as compared to $12.8 million in 2006. We are in the process of implementing SAP’s ERP, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We employ an implementation team of specialists and expect to complete our phased roll-out of ERP across all of our businesses in 2009. We estimate the aggregate cost of implementation to be approximately $17.0 million. Through December 29, 2007, expenditures associated with this roll-out were approximately $11.4 million. For the fiscal year of 2007, we capitalized interest related to the project of $0.2 million.

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 58.2% at December 29, 2007, as compared to 59.6% at December 30, 2006. The decrease was primarily attributable to the decrease in debt and the increase in shareholder’s equity as a result of the net income for 2007.

From time to time, we review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our senior secured credit facility or complete public or private offerings of debt securities.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2008 will be affected by the following:

•	Retail Market Conditions. As a result of the slowing U.S. economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. However, despite these trends, our focus on innovation and providing the “best in class” products has been a proven recipe during strong economic times and one that we are confident will be successful, albeit at a slower pace, during “softer” economic times.

•	Introduction of New Products. In 2008, we expect to introduce several new products that capitalize on the strength of our brands. Those introductions include a new line of snow goggles and cycling sunglasses under the Giro brand and an expanded line of premium composite and aluminum bats and composite hockey sticks, along with the introduction of hockey helmets under the Easton brand. Other new products include premium cycling and snow helmets under the Bell and Giro brands and an expanded line of carbon fiber wheels under the Easton brand. Successful new product introductions have historically driven enthusiasm for our brands and resulted in higher average selling prices and higher gross profit margins. We also expect that we will enter adjacent categories and sports from time-to-time through either organic initiatives or through acquisitions.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are in the process of implementing SAP’s ERP, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, the cost to implement SAP’s ERP could be higher than initially anticipated. We employ an implementation team of specialists and expect to complete our phased roll-out of ERP across all of our businesses in 2009. When completed, we expect that the system will streamline reporting and enhance internal controls.

•	Operations and Manufacturing. In 2008, we will begin a comprehensive three year effort to further streamline our distribution, logistics and manufacturing operations worldwide. During 2007, we contracted with a well-known operations consulting group to identify and scope our options to lower costs, improve customer service, and gain incremental capacity from our supply chain. This is part of the continuing plan to support our long-term growth by investing in our operations management and infrastructure. This process will ultimately bring uniform methodologies for inventory management, transportation optimization, manufacturing efficiency and the delivery of a high level of customer service to each of our businesses. We expect that this enterprise-wide implementation will change the size, nature and number of our distribution and manufacturing facilities with minimal risk to ongoing operations. We will utilize an implementation team of Easton-Bell operation’s executives and expect to complete our phased roll-out across all of our businesses by 2010. When completed, we expect to have lowered costs to produce and deliver our products to the market place through an infrastructure built to meet the needs of our long-term growth plans. However, as we have in the past and may continue in the future to transition the production of products from our own facilities to third party suppliers, we become more vulnerable to increased sourced product costs and our ability to mitigate such cost increases may be diminished.

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a new senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of December 29, 2007, the outstanding principal balance under our term loan facility was $330.0 million and we had $5.5 million outstanding under our U.S. revolving credit facility. We expect our interest expense in 2008 to decrease due to lower borrowing rates and reduced debt levels. We presently hedge only a portion of our variable interest rate debt, and our actual interest expense will be largely determined by LIBOR trends.

Contractual Requirements

Future payments required under our significant contractual obligations as of December 29, 2007 are as follows:

		Payments Due by Period
	Total	2008	2009 to 2010	2011 to 2012	2013 and Beyond
	(Dollars in thousands)

Long-term debt(1)	$469,975	$3,350	$6,700	$459,925	$—
Interest payments related to long-term debt(2)	149,636	34,214	67,739	47,683	—
Capital lease obligations	220	35	66	64	55
Operating lease obligations	32,730	7,643	10,931	7,630	6,526
U.S. revolving credit facility	5,500	5,500	—	—	—
Sponsorship/royalty agreements	13,174	5,172	5,565	1,612	825

Total contractual cash obligations	$671,235	$55,914	$91,001	$516,914	$7,406

		Amount of Commitment Expiration per Period
	Total	2008	2009 to 2010	2011 to 2012	2013 and Beyond

Standby letters of credit and similar instruments	$2,679	$2,679	$—	$—	$—

Total commercial commitments and letters of credit	$2,679	$2,679	$—	$—	$—

(1)	Amounts include obligations pursuant to the senior secured credit facility and senior subordinated notes that were outstanding on December 29, 2007. See “Liquidity and Capital Resources.”

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

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

Accounts Receivable and Allowances.  We review the financial condition and creditworthiness of potential customers prior to contracting for sales and record accounts receivable at their face value upon completion of the sale to our customers. We record an allowance for doubtful accounts based upon management’s estimate of the amount of uncollectible receivables. This estimate is based upon prior experience including historic losses as well as current economic conditions. The estimates can be affected by changes in the retail industry, customer credit issues and customer bankruptcies. Uncollectible receivables are written-off once management has determined that further collection efforts will not be successful. We generally do not require collateral from our customers.

Inventories.  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on management’s assessment of slow-moving and obsolete inventory on a product-by-product basis. We record adjustments to our inventory for estimated obsolescence or a decrease in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from our expectations.

Long-Lived and Finite-Lived Intangible Assets.  We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides that goodwill and trademarks, which have indefinite lives, are not amortized. The carrying values of all long-lived assets, excluding goodwill and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate). The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model. For goodwill, on an annual basis the fair value of our reporting units are compared with their carrying value and an impairment loss is recognized if the carrying value of a reporting unit exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. The fair value of the reporting units are estimated using the discounted present value of estimated future cash flows. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.

Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from an effective interest method. We amortize certain acquired intangible assets on a straight-line basis over estimated useful lives of seven to 19 years for patents, seven to 20 years for customer relationships, four to five years for licensing and other agreements and seven years for finite-lived trademarks and tradenames.

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

Product Liability Litigation Matters and Contingencies.  We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured or reconditioned by us or our subsidiaries and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot currently be determined. We estimate the uninsured portion of probable future costs and expenses related to claims, as well as incurred but not reported claims and record an accrual in this amount on our consolidated balance sheets. These accruals are based on managements’ best estimate of probable losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis provided by an independent actuarial services firm, previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from these estimates.

Derivative Instruments and Hedging Activity.  One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. These contracts are not designated as hedges, and therefore, under SFAS No. 133, “Accounting for Derivatives,” they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Stock-Based Compensation.  Effective January 1, 2006, we have adopted SFAS No. 123R “Share Based Payment” (SFAS 123R) which amends SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS 123), which requires us to expense Units granted under equity compensation plans based upon the fair market value of the Units on the date of grant. We are amortizing the fair market value of Units granted over the vesting period of the Units and we are using the prospective method of adoption as defined under SFAS 123R.

For Units issued prior to January 1, 2006, we accounted for these Units using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We had previously adopted only the disclosure provision of SFAS 123.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this Statement for any acquisition after the adoption date. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in U.S. dollars. During the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, approximately 85.9%, 87.5% and 93.8% of our net sales were in U.S. dollars, respectively, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia is finished goods rather than raw materials. As a result, with respect to many of our products, we do not immediately experience the impact of commodity price changes or higher manufacturing wages. Such costs are generally passed on to us only after the vendors have experienced them for some time. However, because we generally purchase these goods in U.S. dollars, changes in the value of the U.S. dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. At December 29, 2007, there were foreign currency forward contracts in effect for the purchase of U.S. $12.5 million aggregated notional amounts, or approximately Cdn $12.2 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year-end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected first quarter 2008 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increased materials costs would likely be partially offset by a positive impact on revenues due to our sales internationally and the conversion of those international sales into U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into a senior secured credit facility, consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of December 29, 2007, the outstanding principal balance under our term loan facility was $330.0 million and we had $5.5 million outstanding under our U.S. revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate level would result in approximately a $2.5 million increase in interest expense for the fiscal year ended December 29, 2007.

As of June 15, 2006, our senior secured credit facility required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of December 29, 2007, approximately 56.4% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness. We have entered into an interest rate cap for $125.0 million of our outstanding term indebtedness.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended December 29, 2007 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 30 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of
Easton-Bell Sports, Inc.

We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. (the “Company”) and subsidiaries as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company adopted FASB Statement No. 123R, “Share Based Payment” effective January 1, 2006.

/s/  Ernst & Young LLP

Los Angeles, California
March 6, 2008

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$16,923	$9,899
Accounts receivable, net	200,380	182,234
Inventories, net	135,335	134,847
Prepaid expenses	9,774	10,449
Deferred taxes	6,782	10,224
Other current assets	5,450	1,611

Total current assets	374,644	349,264
Property, plant and equipment, net	40,622	34,198
Deferred financing fees, net	15,633	19,271
Intangible assets, net	317,225	330,445
Goodwill	203,441	207,327
Other assets	4,925	7,555

Total assets	$956,490	$948,060

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$3,350
Revolving credit facility	5,500	3,500
Current portion of capital lease obligations	21	36
Accounts payable	60,586	56,950
Accrued expenses	42,338	60,405

Total current liabilities	111,795	124,241
Long-term debt, less current portion	466,625	469,138
Capital lease obligations, less current portion	145	174
Deferred taxes	25,058	23,681
Other noncurrent liabilities	11,880	12,664

Total liabilities	615,503	629,898

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at December 29, 2007 and December 30, 2006	—	—
Additional paid-in capital	337,277	334,432
Accumulated deficit	(2,040)	(16,509)
Accumulated other comprehensive income	5,750	239

Total stockholder’s equity	340,987	318,162

Total liabilities and stockholder’s equity	$956,490	$948,060

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Net sales	$724,639	$638,973	$379,855
Cost of sales	475,656	426,109	244,916

Gross profit	248,983	212,864	134,939
Selling, general and administrative expenses	170,022	155,993	92,421
Management expenses	—	8,250	3,000
Restructuring and other infrequent expenses	589	908	1,713
Amortization of intangibles	13,220	12,572	8,515
Gain on sale of property, plant and equipment	(2,339)	—	—

Income from operations	67,491	35,141	29,290
Interest expense, net	41,590	42,401	21,887

Income (loss) before income taxes	25,901	(7,260)	7,403
Income tax expense (benefit)	11,432	(1,408)	4,321

Net income (loss)	14,469	(5,852)	3,082
Other comprehensive income (loss):
Foreign currency translation adjustment	5,511	(126)	158

Comprehensive income (loss)	$19,980	$(5,978)	$3,240

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

		Additional		Cumulative	Total
	Common	Paid-in	Accumulated	Translation	Stockholder’s
	Shares	Capital	Deficit	Adjustment	Equity
	(Amounts in thousands, except share data)

Balance as of December 31, 2004	100	$139,004	$(13,739)	$207	$125,472
Capital attributable to vesting of management equity incentives in Parent’s equity	—	4,617	—	—	4,617
Capital contributed by Parent	—	605	—	—	605
Net income in 2005	—	—	3,082	—	3,082
Foreign currency translation adjustment	—	—	—	158	158

Balance as of December 31, 2005	100	144,226	(10,657)	365	133,934
Capital contributed in connection with the Easton acquisition	—	191,367	—	—	191,367
Capital distribution	—	(4,270)	—	—	(4,270)
Other capital contributions by Parent	—	760	—	—	760
Equity compensation expense	—	2,349	—	—	2,349
Net (loss) in 2006	—	—	(5,852)	—	(5,852)
Foreign currency translation adjustment	—	—	—	(126)	(126)

Balance as of December 30, 2006	100	334,432	(16,509)	239	318,162
Equity compensation expense	—	2,845	—	—	2,845
Net income in 2007	—	—	14,469	—	14,469
Foreign currency translation adjustment	—	—	—	5,511	5,511

Balance as of December 29, 2007	100	$337,277	$(2,040)	$5,750	$340,987

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$14,469	$(5,852)	$3,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,126	20,879	13,809
Amortization of deferred financing fees	3,638	3,260	1,913
Deferred financing fees of old debt written-off	—	1,613	—
Equity compensation expense	2,845	2,349	4,617
Deferred income tax expense (benefit)	4,282	(5,120)	2,739
Effect of purchase accounting inventory write-up	—	19,010	—
Writedown of inventory	—	391	—
Gain on sale of property, plant and equipment	(2,339)	—	—
Disposal of property, plant and equipment	382	164	290
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(14,615)	(13,523)	(20,586)
Inventories, net	1,823	(15,156)	(5,307)
Other current and noncurrent assets	(1,083)	1,317	1,584
Accounts payable	3,328	21,269	3,397
Accrued expenses	(18,723)	(6,857)	3,243
Other current and noncurrent liabilities	(784)	(139)	(259)

Net cash provided by operating activities	16,349	23,605	8,522

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,827)	(12,789)	(4,999)
Proceeds from sale of property, plant and equipment	3,331	—	—
Settlement of preacquisition contingency	4,920	—	—
Purchase of businesses, net of cash acquired	(1,534)	(407,415)	(363)

Net cash used in investing activities	(10,110)	(420,204)	(5,362)

Cash flows from financing activities:
Proceeds from revolving credit facility	107,100	104,154	113,669
Payments on revolving credit facility	(105,100)	(100,654)	(113,669)
Payments on new senior term notes	(2,513)	(2,512)	—
Proceeds from issuance of senior term notes	—	335,000	—
Payments on old senior term notes	—	(108,625)	(1,100)
Capital contribution	—	192,127	605
Capital distribution	—	(4,270)	—
Payments on capital lease obligations	(44)	(62)	(101)
Payment of debt issuance costs	—	(12,166)	(519)

Net cash (used in) provided by financing activities	(557)	402,992	(1,115)

Effect of exchange rate changes on cash and cash equivalents	1,342	(126)	158

Increase in cash and cash equivalents	7,024	6,267	2,203
Cash and cash equivalents, beginning of year	9,899	3,632	1,429

Cash and cash equivalents, end of year	$16,923	$9,899	$3,632

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

The Company, formerly known as Riddell Bell Holdings, Inc., acquired the Easton business on March 16, 2006 and changed its name to Easton-Bell Sports, Inc. This transaction is further described in Note 2 and is included in the Company’s consolidated financial statements from the acquisition date. Currently, Easton, Bell and Riddell are all subsidiaries of the Company.

The Company’s outstanding common stock and limited liability company member units prior to its reorganization to a corporation in September 2004, are owned by Easton-Bell Sports, LLC (the “Parent”) through its direct wholly owned subsidiary, RBG Holdings Corp (“RBG”).

The Company is a designer, developer and marketer of sporting goods and related accessories under authentic brands. The Company’s products are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snow sports, powersports and skateboarding. The Company currently sells a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets and accessories) and Riddell (football and baseball equipment and reconditioning services).

Reporting Period

The Company follows a 52 week fiscal year, which ends on the last Saturday in December. Fiscal year 2007 (“2007”) was comprised of 52 weeks and ended on December 29, 2007. Fiscal year 2006 (“2006”) was comprised of 52 weeks and ended on December 30, 2006. Fiscal year 2005 (“2005”) was comprised of 52 weeks and ended on December 31, 2005.

Principles of Consolidation

The consolidated financial statements of the Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 29, 2007 and December 30, 2006 were $16,923 and $8,899, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 29, 2007 and December 30, 2006 are net of allowances for doubtful accounts of $4,944 and $5,575, respectively. The Company sells its products to a wide range of customers. The customers are not geographically concentrated. As of December 29, 2007 and December 30, 2006, 29.2% and 28.9%, respectively, of the Company’s gross accounts receivable were attributable to its top ten customers. In 2007, 2006 and 2005, one Action Sports customer accounted for 13.9%, 13.9% and 22.6% of the Company’s net sales, respectively, but no other customer accounted for more than 10% of the Company’s net sales. The Company’s top ten customers

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for approximately 30.2%, 35.4% and 37.1% of the Company’s net sales for 2007, 2006 and 2005, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. An allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with the customer.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on management’s assessment of excess and obsolete inventory on a product-by-product basis. At December 29, 2007 and December 30, 2006, the Company had a reserve for excess and obsolete inventories of $7,365 and $6,880, respectively.

Inventories consisted of the following at December 29, 2007 and December 30, 2006:

	2007	2006

Raw materials	$14,862	$18,220
Work-in-process	1,928	3,550
Finished goods	118,545	113,077

	$135,335	$134,847

The cost of inventories acquired in 2006 included a purchase accounting write-up of $19,010 over the historical pre-acquisition costs. The entire $19,010 purchase price write-up was charged to cost of sales during the period from March 16, 2006 to December 30, 2006.

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Property under capital lease is recorded at the lower of fair market value of the asset or the present value of future minimum lease payments. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Depreciation, which includes amounts amortized under capital leases, is being computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the lesser of the lease term or their useful life, as follows:

Buildings and leasehold improvements	Ten to twenty years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three to five years

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment consisted of the following at December 29, 2007 and December 30, 2006:

	2007	2006

Land	$105	$105
Building and leasehold improvements	9,384	9,066
Machinery and equipment	16,769	23,252
Office equipment and furniture	4,073	2,949
Computer equipment and software	12,813	10,613
Construction in progress	11,925	5,408

	55,069	51,393
Less accumulated depreciation	(14,447)	(17,195)

	$40,622	$34,198

Depreciation expense relating to all property, plant and equipment amounted to $9,906, $8,307 and $5,294 for 2007, 2006 and 2005, respectively.

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

The results of the Company’s analyses indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2007, 2006 or 2005.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s acquired intangible assets are as follows at December 29, 2007 and December 30, 2006:

	December 29, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,086)	$1,702	$(840)
Customer relationships	59,180	(20,042)	59,180	(14,787)
Patents	60,345	(16,900)	60,345	(10,441)
Licensing and other	5,900	(2,258)	5,900	(998)

Total	$127,127	$(40,286)	$127,127	$(27,066)

Indefinite-lived intangible assets:
Trademarks	$230,384		$230,384

The Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 7 years for finite-lived trademarks and tradenames, 7 to 20 years for customer relationships, 7 to 19 years for patents and 4 to 5 years for licensing and other agreements. The weighted average life is 7.0 years for finite-lived trademarks and tradenames, 12.4 years for customer relationships, 10.2 years for patents, 4.7 years for licensing and other agreements and the overall weighted average life for acquired intangible assets is approximately 10.9 years. For 2007, 2006 and 2005 acquired intangible asset amortization was $13,220, $12,572 and $8,515, respectively. The Company estimates amortization of existing intangible assets will be $13,407 for each of 2008 and 2009, and $11,764, $9,576 and $9,351 for 2010, 2011 and 2012, respectively.

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

As a result of the Company’s acquisition of Bell in September 2004, the Company identified the Bell, Giro and Blackburn trademarks as indefinite-lived assets. The Bell, Giro and Blackburn trademarks have been in existence since 1952, 1986 and 1988, respectively. The Bell, Giro and Blackburn brands are currently sold in approximately 47 countries around the world. The Company plans to use these trademarks for an indefinite period of time and will continue to make investments in product development to enhance the value of the brands in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful life of the trademarks. The Bell, Giro and Blackburn trademark registrations can be renewed in the countries in which the Company operates at a nominal cost. As a result of the Company’s acquisition of Easton in March 2006, the Company identified the Easton trademark as an indefinite-lived asset. The Company plans to use this trademark for an indefinite period of time and will continue to make investments in product development to enhance the value of the brand in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limit the useful life of the Easton trademark. Changes in the carrying amount of goodwill during the year ended December 29, 2007 and December 30, 2006 are summarized as follows:

	Team	Action
	Sports	Sports	Consolidated

Balance as of December 31, 2005	$41,970	$58,033	$100,003
Adjustment to purchase price allocations	1,029	640	1,669
Acquisitions	103,898	1,757	105,655

Balance as of December 30, 2006	146,897	60,430	207,327
Adjustment to purchase price allocations	(4,920)	—	(4,920)
Acquisitions	—	1,034	1,034

Balance as of December 29, 2007	$141,977	$61,464	$203,441

In 2007, the carrying amount of goodwill related to the Team Sports segment was reduced by $4,920, due to the settlements of preacquisition contingencies for $2,178 and $2,892 in connection with the Easton and Riddell acquisitions, respectively, and was offset by $150 in earn-out payments related to Riddell, which increased goodwill for Team Sports. In connection with the acquisition of Cyclo Manufacturing, goodwill increased $954 in the Action Sports segment as the result of an earn-out provision and the Company also reclassified $80 from current assets to goodwill upon determination that the amount, from a previous acquisition in the Action Sports segment, required reclassification.

In 2006, the Company recorded approximately $103,898 for goodwill as part of the purchase price allocation related to the acquisition of Easton in accordance with SFAS No. 141, “Business Combinations” and, accordingly, allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third-party asset valuation as of the acquisition date. Also in 2006, the Company acquired substantially all the assets of Cyclo Manufacturing and $1,757 was recognized as goodwill. The adjustments in 2006 of $1,029 and $640 represent tax related purchase price adjustments. The $1,029 adjustment resulted from a correction of a tax adjustment made during purchase accounting related to the Riddell Sports acquisition and the $640 adjustment relates to a decrease of a deferred tax asset incorrectly recorded during purchase accounting related to the Bell Sports acquisition.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2007 and 2006, the Company did not have any impairment of long-lived assets.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Fees

Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. Accumulated amortization was $7,961 and $4,323 at December 29, 2007 and December 30, 2006, respectively.

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

Revenues

Sales of products are recognized when title passes and risks of ownership have been transferred to the customer, which usually is upon shipment. Title generally passes to the dealer or distributor upon shipment from the Company’s facilities and the risk of loss upon damage, theft or destruction of the product in transit is the responsibility of the dealer, distributor or third party carrier. Reconditioning revenue is recognized upon the completion of services. Allowances for sales returns, discounts and allowances, including volume-based customer incentives, are estimated and recorded concurrent with the recognition of the sale. Royalty income, which historically has not been material, is recorded when earned based upon contract terms with licensees which provide for royalties.

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

The following is a reconciliation of the changes in the Company’s product warranty liability for 2007 and 2006. The increase in the warranty liability in 2006 is primarily related to the acquisition of Easton.

	Year Ended
	2007	2006

Beginning of year	$2,981	$283
Warranty liability acquired through Easton acquisition	—	2,764
Warranty costs incurred during the period	(5,825)	(4,174)
Warranty cost liability recorded during the period	6,234	4,108

End of year	$3,390	$2,981

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $4,208, $4,227 and $2,793, for 2007, 2006 and 2005, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling

All shipping and handling fees billed to customers are included as a component of net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

Research and Development Expenses

The Company expenses all research and development costs as incurred. Research and development expenses were approximately $12,615, $8,543 and $5,213 for 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Foreign Currency Translation

The financial position and results of operations outside the United States are measured using the local currency as the functional currency. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated using the exchange rates at the balance sheet date. Translation adjustments are included in accumulated other comprehensive income in stockholder’s equity. Gains and losses, which result from foreign currency transactions, are included in earnings. The Company recorded transaction gains of $1,671, $144 and $200 for 2007, 2006 and 2005, respectively.

Fair Values of Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable” and “Accounts payable” approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s senior secured credit facility approximates fair value based on borrowing rates currently available to the Company for loans with similar terms and average maturities. The estimated fair value of the Company’s 8.375% senior subordinated notes based on their quoted market value was $129,632 and $141,491, as compared to its carrying value of $142,932 and $142,891 at December 29, 2007 and December 30, 2006, respectively.

Stock-Based Employee Compensation

Effective January 1, 2006, the Company has adopted SFAS No. 123R “Share Based Payment” (SFAS 123R) which amends SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123R requires the Company to expense Units granted under equity compensation plans based upon the fair market value of the Units on the date of grant. The Company adopted SFAS 123R using the prospective method of adoption as defined under SFAS 123R. The Company amortizes the fair market value of Units granted over the vesting period of the Units.

For Units issued prior to January 1, 2006, the Company accounted for these Units using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company had previously adopted only the disclosure provision of SFAS 123.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS 157. The Company is currently evaluating the impact SFAS 157 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 159 will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this Statement for any acquisition after the adoption date. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its consolidated financial statements.

2.	Acquisitions

Easton Sports, Inc.

On March 16, 2006 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of Easton Sports, Inc. The purchase price for Easton, including the refinancing of Easton’s existing indebtedness and transaction costs, was $405,466 in cash, of which $389,271 was paid on the Closing Date and $16,195 was paid on July 20, 2006 as a working capital adjustment. The purchase price for the acquisition of Easton was funded, in part, by an equity investment, proceeds from a new senior secured credit facility entered into in connection with the acquisition of Easton and existing cash.

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

Easton’s core business is developing, manufacturing, marketing and distributing baseball, softball, ice hockey and cycling components for both sports professionals and enthusiasts. Easton’s products are primarily sold and distributed through specialty retailers, sporting goods chains and distributors. Easton’s results of operations are included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) from March 16, 2006.

In connection with the Easton acquisition, the Company, together with RBG and certain of the Company’s domestic and Canadian subsidiaries, including Easton, entered into a new senior secured credit facility with

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Company’s new senior secured credit facility provides for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. In connection with the closing of the acquisition of Easton, the Company’s new term loan facility was drawn in full, together with borrowings of $22,846 under its new U.S. revolving credit facility and U.S. $1,000 and Cdn $1,000 under its new Canadian revolving loan facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. See Note 4 herein.

In addition, prior to the consummation of the acquisition of Easton, the management agreements described in Note 13, were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company paid to Fenway Partners, LLC (formerly known as Fenway Partners, Inc.) (and its designee) $7,500, which payment was made just prior to the consummation of the acquisition of Easton. This amount is included in management expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) in 2006.

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

The new Class B Common Units were issued pursuant to a new 2006 Equity Incentive Plan adopted by the Parent, which amended and restated the 2003 Equity Incentive Plan. The 2006 Equity Incentive Plan is described in Note 12 herein.

The acquired net assets of Easton consisted primarily of inventories, accounts receivable, property, plant and equipment, tradenames, trademarks, customer relationships and patents for baseball, softball, ice hockey, cycling and other accessories. The acquisition of Easton was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on an independent third party valuation as of the Closing Date. The Company recorded $101,720 of goodwill and $166,100 of other identifiable intangible assets such as tradenames, trademarks, patents and customer relationships as part of the purchase price allocation.

For tax purposes, domestic goodwill and identifiable intangibles associated with the Easton acquisition total $79,702 and $170,800, respectively, and are amortized over a period of 180 months. With respect to the international goodwill and identifiable intangibles, no tax deductions are permitted.

The carrying amount of goodwill changed during 2007 due to the settlement of a preacquisition contingency in connection with the Easton acquisition. The Company settled litigation that had been filed by Easton in May of 2005, and was pending at the time of the acquisition of Easton. The litigation involved misappropriation of trade secrets and intentional interference with business expectations in connection with a potential acquisition by Easton. The litigation was settled in the first quarter of 2007 with Easton receiving $2,178 in cash. SFAS No. 141 requires pre-acquisition contingencies to be included in the purchase price allocation if the fair value of the pre-acquisition contingency can be determined during the allocation period. Sufficient information was available prior to the end of the allocation period for the Easton acquisition indicating that it was probable that an asset existed and the Company accordingly estimated the amount of the asset and recorded the amount as an adjustment to goodwill.

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

The weighted average useful lives of the acquired intangible assets are seven years for patents, 20 years for customer relationships, five years for licensing agreements and four years for non-compete agreements. The weighted average life for the acquired intangible assets in total is 10.1 years.

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

	Year Ended	Year Ended
	December 30,	December 31,
	2006	2005
	(Unaudited)

Net sales	$694,348	$619,337
Net (loss)	(2,953)	(4,388)

Other Acquisitions

During 2006, the Company’s Action Sports segment acquired substantially all the assets of Cyclo Manufacturing, a manufacturer of solid core innertubes for the cycling market, for a cash amount of $1,949 and recorded $1,757 as goodwill. During the first quarter of 2007, the Company purchased substantially all the assets of Shanghai Cyclo (a related company) for a cash amount of $500. In June 2007, an earn-out provision was finalized related to the purchase of Cyclo Manufacturing and an additional $954 was recognized as goodwill, and was paid in July 2007 to the former owners of Cyclo Manufacturing. Both the Cyclo Manufacturing and Shanghai Cyclo acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations”.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the Company paid an earn-out of $115 to the former owners of Pro-Line Team Sports, Inc. (“Pro-Line”), a football reconditioning business in the Team Sports segment in connection with a 2004 acquisition. Such amount was recognized as additional goodwill.

3.	Restructuring

In connection with the Company’s acquisition of Easton, a restructuring plan was initiated to implement actions to reduce the overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company commenced the closure of one of its manufacturing facilities in Van Nuys, California. Substantially all manufacturing at this location, which relates to the Company’s Team Sports segment, ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs. While some of the machinery was transferred to other locations, most of the machinery was sold in September 2007 and a gain on the sale of $487 was recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total

Balance as of December 31, 2005	$—	$—	$—
Costs accrued during purchase accounting	2,100	2,238	4,338
Less: Paid during the year	(210)	—	(210)

Balance as of December 30, 2006	1,890	2,238	4,128
Costs accrued and expensed in 2007	—	487	487
Less: Paid during the year	(1,694)	(2,355)	(4,049)

Balance as of December 29, 2007	$196	$370	$566

The accrual of $4,128 as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition, with an additional $487 provision recorded and expensed in 2007 for facility closure costs. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of December 29, 2007, approximately 200 employees had been terminated. The $566 of restructuring costs accrued at December 29, 2007 are expected to be paid in 2008.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-term Debt

Long-term debt consisted of the following at December 29, 2007 and December 30, 2006:

	2007	2006

Senior Secured Credit Facility:
Term loan facility	$329,975	$332,488
U.S. revolving credit facility	5,500	3,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	166	210

Total long-term debt	475,641	476,198
Less current maturities of long-term debt	(8,871)	(6,886)

Long-term debt, less current portion	$466,770	$469,312

On March 16, 2006, in connection with the Easton acquisition as described in Note 2, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a new $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn $1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At December 29, 2007, the Company had $5,500 outstanding under the U.S. revolving credit facility and no amounts outstanding under the Canadian revolving credit facility.

The applicable margin percentage for the term loan is initially 1.75% for the London Interbank Offered Rate (“LIBOR”) and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon the Company’s leverage ratio as calculated under the credit agreement.

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

The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of December 29, 2007, the Company was in compliance with all of its covenants.

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

As of December 29, 2007, the aggregate contracted maturities of long-term debt are as follows:

		Senior
		Subordinated	Revolving	Capital
Fiscal Year Ending	Term Loan	Notes	Credit	Leases	Total

2008	$3,350	$—	$5,500	$21	$8,871
2009	3,350	—	—	22	3,372
2010	3,350	—	—	22	3,372
2011	3,350	—	—	24	3,374
2012	316,575	140,000	—	26	456,601
Thereafter	—	—	—	51	51

	$329,975	$140,000	$5,500	$166	$475,641

Cash payments for interest were $38,547, $33,661 and $20,759 for 2007, 2006 and 2005, respectively.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At December 29, 2007, outstanding letters of credit issued under the revolving credit facility totaled $2,679. The amount of unused lines of credit at December 29, 2007 and December 30, 2006, was $74,085 and $73,257, respectively. The average interest rate on the short term borrowings under the credit facility outstanding at December 29, 2007 and December 30, 2006, was 7.1% and 8.3%, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the refinancing on the Closing Date, the Company expensed $1,613 in 2006 in debt acquisition costs associated with the prior debt as it represented a material modification of the related syndicated debt. The Company also incurred bank and other fees of $15,489 and other fees to third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $12,166 as new debt acquisition costs and recorded $3,323 as expense during the year ended December 30, 2006, for bank and other third party fees that did not qualify for capitalization. In addition, the Company amortized $3,638, $3,260 and $1,913 of debt issuance costs during 2007, 2006 and 2005, respectively.

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

5.	Accrued Expenses

Accrued expenses consist of the following at December 29, 2007 and December 30, 2006:

	2007	2006

Salaries, wages, commissions and bonuses	$6,875	$13,902
Advertising	5,017	6,009
Restructuring	566	4,128
Defective products	938	1,990
Rebates	4,412	2,634
Warranty	3,390	2,981
Product liability — current portion	2,443	2,162
Royalties	1,858	2,458
Interest	3,227	3,604
Other	13,612	20,537

	$42,338	$60,405

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Leases

The Company leases various facilities and equipment. As of December 29, 2007, future minimum commitments for capital leases and for operating leases with non-cancelable terms are as follows:

	Capital	Operating
Fiscal Year Ending	Leases	Leases

2008	$35	$7,643
2009	34	5,764
2010	32	5,167
2011	32	4,167
2012	32	3,463
Thereafter	55	6,526

Total minimum lease payments	220	$32,730

Less amount representing interest	(54)

Present value of minimum lease payments, including current maturities of $21	$166

Property and equipment includes the following amounts under capital leases at December 29, 2007 and December 30, 2006:

	2007	2006

Leasehold improvements	$247	$246
Machinery and equipment	—	4
Furniture and fixtures	19	158

	266	408
Less accumulated depreciation	(139)	(242)

	$127	$166

Rent expense for operating leases was approximately $9,471, $7,713 and $4,631 for 2007, 2006 and 2005, respectively.

7.	Employee Benefit Plans

As of December 29, 2007, the Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Funding and administrative expense for these plans was approximately $14, $0, and $6 for 2007, 2006 and 2005, respectively. Further disclosures have not been made due to the immateriality of these plans.

As of December 29, 2007, the Company had one defined contribution plan covering substantially all of its non-union employees. Prior to 2007, the Company had three defined contribution plans which were combined at the beginning of the 2007 fiscal year. The Company’s contributions to these plans are based on a percentage of employee contributions. Expenses related to these plans amounted to approximately $1,956, $1,755 and $620 for 2007, 2006 and 2005, respectively.

8.	Segment Information

The Company has two reportable segments: Team Sports and Action Sports. The vast majority of Easton’s activity is reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team products and reconditioning services related to certain of these products. The Company’s

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Action Sports segment, formerly known as Individual Sports, consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. Following the acquisition of Easton, the Company’s Action Sports segment includes Easton’s cycling business. The Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. The Company’s selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on the division where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

Segment results for 2007, 2006 and 2005 are as follows:

	Team	Action
	Sports	Sports	Consolidated

Year ended December 29, 2007:
Net sales	$416,558	$308,081	$724,639
Income from operations	70,790	30,187	100,977
Depreciation	4,629	4,017	8,646
Capital expenditures	10,432	6,395	16,827
Year ended December 30, 2006:
Net sales	$347,791	$291,182	$638,973
Income from operations	38,637	32,849	71,486
Depreciation	4,219	4,088	8,307
Capital expenditures	2,828	9,961	12,789
Year ended December 31, 2005:
Net sales	$132,798	$247,057	$379,855
Income from operations	19,045	31,005	50,050
Depreciation	1,742	3,552	5,294
Capital expenditures	2,122	2,877	4,999

As of December 29, 2007 and	Team	Action
December 30, 2006, Respectively	Sports	Sports	Consolidated

Assets
2007	$589,965	$366,525	$956,490
2006	587,187	360,873	948,060

	For Years Ended in
2007, 2006 and 2005, Respectively	2007	2006	2005

Segment income from operations	$100,977	$71,486	$50,050
Equity compensation expense	(2,845)	(3,097)	(4,617)
Restructuring and other infrequent expenses	(589)	(908)	(1,713)
Amortization of intangibles	(13,220)	(12,572)	(8,515)
Management expenses	—	(8,250)	(3,000)
Corporate expenses	(16,832)	(11,518)	(2,915)

Consolidated income from operations	$67,491	$35,141	$29,290

(a)	The following table summarizes net sales by product lines. The categorization of the Company’s products into product lines is based on the characteristics of the individual products and is subject to judgment in some cases

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and can vary over time. In instances where products move between product lines, the Company reclassifies the amounts in the product lines for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each product line.

	2007		2006		2005
		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

Team Sports
Baseball and softball products	$151,103	20.9%	$107,287	16.8%	$—	—%
Ice hockey products	112,307	15.5	94,078	14.7	—	—
Football products and reconditioning	75,762	10.5	72,818	11.4	67,043	17.6
Other products and licensing	77,386	10.7	73,608	11.5	65,755	17.4

	$416,558	57.6%	$347,791	54.4%	$132,798	35.0%
Action Sports
Cycling helmets	$133,799	18.5%	$117,589	18.4%	$114,472	30.1%
Snow sports helmets	28,702	3.9	32,374	5.1	23,076	6.1
Powersports products	16,284	2.2	16,231	2.5	15,727	4.1
Premium cycling components	45,813	6.3	37,032	5.8	11,786	3.1
Fitness accessories	15,201	2.1	17,844	2.8	15,207	4.0
Cycling accessories	68,282	9.4	70,112	11.0	66,789	17.6

	$308,081	42.4%	$291,182	45.6%	$247,057	65.0%

Total Net Sales	$724,639	100.0%	$638,973	100.0%	$379,855	100.0%

(b)	Net sales by customer location for 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Net sales:
North America	$625,572	$546,778	$343,000
Europe	70,897	77,841	32,470
Other	28,170	14,354	4,385

	$724,639	$638,973	$379,855

(c)	Property, plant and equipment, net by location as of December 29, 2007 and December 30, 2006 was as follows:

	2007	2006

North America	$40,225	$33,837
Other	397	361

	$40,622	$34,198

(d)	Total assets by location as of December 29, 2007 and December 30, 2006 was as follows:

	2007	2006

North America	$947,980	$943,009
Other	8,510	5,051

	$956,490	$948,060

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Product Liability, Litigation and Other Contingencies

Product Liability

The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Management retains the services of an independent actuarial services firm and has established an accrual for probable losses based on this analysis, their previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates.

The Company maintains product liability insurance coverage under policies that include a combined primary and excess policy written under multi-year programs with a combined limit of $23,000 expiring in January 2009, and an annual excess liability policy providing an additional limit of $20,000 excess of $23,000 expiring in January 2009, for a total limit of $43,000. These policies provide coverage against claims resulting from alleged injuries sustained during the policy period, subject to policy terms and conditions. The primary portion of the multi-year product liability policy is written with a $3,000 limit per occurrence, structured as a limit of $2,250 (fully funded by the Company) excess of a $750 self-insured retention.

Litigation and Other Contingencies

In addition to the matters discussed in the preceding paragraphs, the Company is a party to various non-product liability legal claims and actions incidental to its business, including without limitation, claims relating to intellectual property as well as employment related matters. Management believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.

10.	Income Taxes

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest accrued on unrecognized tax benefits at December 29, 2007 was zero. The total amount of unrecognized tax benefits at December 29, 2007 was also zero.

The Company adopted the provisions of FIN 48 on December 31, 2006. Upon adoption of FIN 48, the Company had a tax reserve related to an Internal Revenue Service (“IRS”) exam for 2002 and 2003 equal to $2,774. Additionally, the Company had booked interest expense of $416 over the past two years for this reserve. The two issues before the IRS related to the Section 263A calculation and the deductibility of transaction costs related to the acquisition of Riddell. A resolution was agreed to during 2007. The settlement reduced the NOL carryforward, but was offset with a debit to the FIN 48 tax reserve for $534. The remaining portion of the FIN 48 reserve of $2,240 was reversed against Riddell goodwill since the reserve was established in purchase accounting with the Riddell purchase. No interest was due on the settlement, and therefore, the interest which had been previously accrued was reversed through the 2007 income tax expense. The Company has no other reserves for uncertain tax positions recorded as of December 29, 2007.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the tax reserve during the year ended December 29, 2007 is summarized as follows:

Balance at December 31, 2006	$2,774
Settlements	(2,774)

Balance at December 29, 2007	$—

The Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2004 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 1995. The tax years for Riddell, Inc. remain open back to 2003.

Income tax expense (benefit) consisted of the following for December 29, 2007, December 30, 2006 and December 31, 2005:

	2007	2006	2005

Current tax expense (benefit):
Federal	$(416)	$—	$628
State	641	800	514
Foreign	6,925	2,912	440

	7,150	3,712	1,582

Deferred tax expense (benefit):
Federal	3,875	(2,916)	2,439
State	587	(1,082)	(419)
Foreign	(180)	(1,122)	719

	4,282	(5,120)	2,739

Income tax expense (benefit)	$11,432	$(1,408)	$4,321

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 is as follows:

	2007	2006	2005

Provision for income taxes at United States federal statutory rate of 35%	$9,065	$(2,541)	$2,569
State and local income taxes, net of federal income tax effect	798	247	(61)
Taxes on foreign income which differ from the United States statutory rate	173	(160)	39
Non-deductible equity compensation expense	996	1,084	1,616
Tax effect of other permanent items	400	329	112
Other	—	(367)	46

	$11,432	$(1,408)	$4,321

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at December 29, 2007 and December 30, 2006:

	2007	2006

Deferred income tax assets:
Receivable reserves	$1,537	$1,601
Inventory	4,032	2,714
Accrued expenses and reserves	3,788	8,756
Net operating loss carryforwards	50,105	45,319
Other	1,022	2,097

Total deferred tax assets	60,484	60,487
Deferred income tax liabilities:
Property, plant and equipment	144	197
Intangible assets	71,418	66,724
Other	685	510

Total deferred tax liabilities	72,247	67,431
Valuation allowance	(6,513)	(6,513)

Total net deferred income tax liability	$(18,276)	$(13,457)

At December 29, 2007, the Company had estimated net operating loss carryforwards available for U.S. federal income tax purposes of approximately $133,580. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is limited to $115,034, which is the primary reason for the valuation allowance of $6,513. These net operating losses will begin to expire in 2012 through 2027.

Income (loss) before income taxes, consisted of the following:

	2007	2006	2005

Domestic	$10,924	$(16,515)	$4,191
Foreign	14,977	9,255	3,212

Income (loss) before income taxes	$25,901	$(7,260)	$7,403

The Company has cumulative undistributed earnings of non-U.S. subsidiaries of $53,789 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits paid to the jurisdictions in which the income was earned.

Cash paid for income taxes was $7,644, $6,444 and $849 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

11.	Derivative Instruments and Hedging Activity

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income (loss). The deferred items are recognized in the period the derivative contract is settled. As of December 29, 2007, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a foreign subsidiary that enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At December 29, 2007, there were foreign currency forward contracts in effect for the purchase of U.S. $12,500 aggregated notional amounts, or approximately Cdn $12,231. These contracts are not designated as hedges, and therefore, under SFAS No. 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the foreign currency exchange forward contracts at December 29, 2007, represented a liability of approximately $630. This amount is recorded in accrued expenses in the accompanying Consolidated Balance Sheets. As of December 30, 2006, the Company had no foreign currency exchange forward contracts outstanding.

The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. For both fiscal years, as of December 29, 2007 and December 30, 2006, the Company had approximately 56% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. Additional interest expense related to the interest rate cap was recorded in the year ended December 29, 2007 and December 30, 2006, in the amount of $106 and $61, respectively. The fair market value of the interest rate cap at December 29, 2007 and December 30, 2006 was zero and $66, respectively.

12.	Stock-Based Employee Compensation

On March 16, 2006, the Parent adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated its 2003 Equity Incentive Plan (the “2003 Plan”). The 2006 Plan provides for the issuance of Class B Common Units of the Parent (“Units”), which represent profit interests in the Parent. Accordingly, Class B unit holders are entitled to share in the distribution of profits of the Parent above a certain threshold, which is defined as the fair value of the Unit at the date of grant. The Units issued under the 2006 Plan vest based on both time and performance. Time vesting occurs over a four-year period measured from the date of the grant and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the Units, whether subject to time or performance vesting, become vested in the event of an initial public offering. If a change of control occurs and a holder of the Units is continuously employed by the Company until such change of control, then a portion of the unvested time based Units and performance Units will vest in various amounts depending on the internal rate of return achieved by certain investors in the Parent as a result of the change of control. The total Units available for awards are 38,381,984. The Units qualify as equity instruments.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123 “Accounting for Stock Based Compensation”, using the prospective transition method. Under SFAS No. 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, floor of the Unit (dividend threshold) of $2.14 for Units issued March 16, 2006 through November 16, 2006 and subsequent to the November 17, 2006 dividend payment, $1.76 for Units issued from November 17, 2006 through December 29, 2007, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107 “Shared Based Payment”.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal years 2007 and 2006, the weighted average assumptions used in the Black-Scholes Option Pricing Model were as follows:

	2007	2006

Risk-free interest rate	5.2%	4.9%
Expected term	4 years	4 years
Expected volatility(1)	46.0%	46.0%
Dividend yield	0.0%	0.0%
Forfeiture rate	7.7%	7.7%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, the Company records compensation expense using the fair value of the Units granted after the adoption of SFAS No. 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of December 29, 2007, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

The fair value of the 32,198,435 Units granted under the 2006 Plan during 2006, was $16,389, comprising $9,833 for time vesting and $6,556 for performance vesting units. In connection with the acquisition of Easton, the Parent redeemed 4,987,176 vested units under the 2003 Plan as of the date of acquisition at a cost of $3,577. Additional compensation expense recognized during 2006 related to the redemption was $748. Additionally, the Parent cancelled 13,988,442 unvested units under the 2003 Plan and granted an equal number of Units under the 2006 Plan. Unrecognized compensation cost related to the modification of the unvested 2003 Plan units as of date of the modification was $2,584 and was computed in accordance with the modification provisions in SFAS 123(R).

Total compensation expense related to the equity incentive plan recorded during 2007 and 2006 were $2,845 and $3,097, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 29, 2007, there was $12,555 of unrecognized compensation costs, net of actual and estimated forfeitures, related to the Units comprising of $6,517 related to time based vesting units and $6,038 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately two years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Unit activity under the Plan is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value

Outstanding at December 31, 2005	20,233,228	$1.36
Redeemed	(4,987,176)	$1.41
Cancelled	(13,988,442)	$1.35
Granted	32,198,435	$2.14
Forfeited	(2,568,309)	$2.09

Outstanding at December 30, 2006	30,887,736	$2.11
Granted	1,050,000	$1.76
Forfeited	(4,755,805)	$2.12

Outstanding at December 29, 2007	27,181,931	$2.10

Vested Units at December 30, 2006	841,078	$1.50

Vested Units at December 29, 2007	5,588,763	$2.01

Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations and provided pro forma net income disclosures for employee stock grants made as if the minimum-value based method defined in SFAS No. 123 had been applied. Share-based compensation expense related to the Units granted under the 2003 Plan recorded in accordance with APB No. 25 was $4,617 for 2005, and all awards were treated as “variable” under APB No. 25.

The following table illustrates the effect on net income after taxes as if the Company had applied the minimum-value based method as defined in SFAS No. 123(R) to unit based compensation during the fiscal year ended December 31, 2005.

2005

Net income as reported	$3,082
Unit based compensation expense	1,921
Pro forma unit based compensation expense	(338)

Pro forma net income	$4,665

13.	Related Party Transactions

The Company, its subsidiaries, RBG and the Parent entered into management agreements with Fenway Partners, LLC (then Fenway Partners, Inc.) and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is an affiliate of the Parent, pursuant to which these entities agreed to provide management and other advisory services. As of December 31, 2005, pursuant to these agreements, these entities were entitled to receive an aggregate annual management fee equal to the greater of $3,000 or 5% of the Company’s previous fiscal year’s Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

Pursuant to the management agreements, the Company expensed and paid these entities $750 and $3,000 for 2006 and 2005, respectively, which is included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the consummation of the acquisition of Easton, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, LLC (and its designee) $7,500, which payment was

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made immediately prior to the consummation of the acquisition of Easton. These expenses paid to Fenway Partners, LLC are also included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company has entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which the Company is to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (i) March 16, 2016, (ii) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (iii) the effectiveness of any initial public offering by Easton Technical Products, Inc. and (iv) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2007 and 2006, Easton paid approximately $2,746 and $2,149, respectively, in rent pursuant to such affiliate leases.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Ontario Teachers’ Pension Plan Board, a member of the Parent, received reimbursement of out of pocket expenses of approximately $1,472 in conjunction with expenses incurred by them related to the acquisition of Easton. These reimbursements were included in the Easton acquisition costs.

14.	Supplemental Guarantor Condensed Financial Information

In September 2004, in connection with the acquisition of Bell, the Company (presented as issuer in the following tables) issued $140,000 of 8.375% senior subordinated notes due 2012. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The indenture governing the senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of our domestic subsidiaries (the “Guarantors”). Each subsidiary guarantor is wholly owned, the guarantees are full and unconditional and the guarantees are joint and several. All other subsidiaries of the Company do not guarantee the senior subordinated notes (the “Non-Guarantors”).

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for 2007 and 2006. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below. Similar information for 2005 has not been presented as the non-guarantor subsidiaries of the Company in 2005 was minor in accordance with Paragraph (f) of Rule 3-10 of Regulation S-X issued by the Securities and Exchange Commission of the United States.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 29, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$3,099	$1,820	$12,004	$—	$16,923
Accounts receivable, net	—	175,637	24,743	—	200,380
Inventories, net	—	119,087	16,248	—	135,335
Prepaid expenses	964	8,510	300	—	9,774
Deferred taxes	534	6,248	—	—	6,782
Other current assets	—	4,615	835	—	5,450

Total current assets	4,597	315,917	54,130	—	374,644

Property, plant and equipment, net	11,109	28,224	1,289	—	40,622
Deferred financing fees, net	15,633	—	—	—	15,633
Investments and intercompany receivables	435,874	38,353	21,137	(495,364)	—
Intangible assets, net	—	310,946	6,279	—	317,225
Goodwill	16,195	182,055	5,191	—	203,441
Other assets	—	4,919	6	—	4,925

Total assets	$483,408	$880,414	$88,032	$(495,364)	$956,490

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	5,500	—	—	—	5,500
Current portion of capital lease obligations	—	21	—	—	21
Accounts payable	—	57,362	3,224	—	60,586
Accrued expenses	—	33,388	8,950	—	42,338

Total current liabilities	8,850	90,771	12,174	—	111,795

Long-term debt, less current portion	466,625	—	—	—	466,625
Capital lease obligations, less current portion	—	145	—	—	145
Deferred taxes	—	21,256	3,802	—	25,058
Other noncurrent liabilities	1,140	5,437	5,303	—	11,880
Long-term intercompany payables	—	453,586	6,765	(460,351)	—

Total liabilities	476,615	571,195	28,044	(460,351)	615,503

Total stockholder’s equity	6,793	309,219	59,988	(35,013)	340,987

Total liabilities and stockholder’s equity	$483,408	$880,414	$88,032	$(495,364)	$956,490

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,527	$2,685	$5,687	$—	$9,899
Accounts receivable, net	—	164,428	17,806	—	182,234
Inventories, net	—	122,686	12,161	—	134,847
Prepaid expenses	2,301	7,811	337	—	10,449
Deferred taxes	5,205	5,019	—	—	10,224
Other current assets	—	1,131	480	—	1,611

Total current assets	9,033	303,760	36,471	—	349,264

Property, plant and equipment, net	5,094	27,680	1,424	—	34,198
Deferred financing fees, net	19,271	—	—	—	19,271
Investments and intercompany receivables	749,737	23,899	9,210	(782,846)	—
Intangible assets, net	—	323,945	6,500	—	330,445
Goodwill	16,195	185,941	5,191	—	207,327
Other assets	—	7,555	—	—	7,555

Total assets	$799,330	$872,780	$58,796	$(782,846)	$948,060

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	3,500	—	—	—	3,500
Current portion of capital lease obligations	—	36	—	—	36
Accounts payable	—	55,214	1,736	—	56,950
Accrued expenses	4,620	48,549	7,236	—	60,405

Total current liabilities	11,470	103,799	8,972	—	124,241

Long-term debt, less current portion	469,138	—	—	—	469,138
Capital lease obligations, less current portion	—	174	—	—	174
Deferred taxes	—	19,879	3,802	—	23,681
Other noncurrent liabilities	—	7,330	5,334	—	12,664
Long-term intercompany payables	560	659,396	—	(659,956)	—

Total liabilities	481,168	790,578	18,108	(659,956)	629,898

Total stockholder’s equity	318,162	82,202	40,688	(122,890)	318,162

Total liabilities and stockholder’s equity	$799,330	$872,780	$58,796	$(782,846)	$948,060

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$671,205	$93,265	$(39,831)	$724,639
Cost of sales	342	447,764	67,381	(39,831)	475,656

Gross profit	(342)	223,441	25,884	—	248,983
Selling, general and administrative expenses	20,626	138,285	11,111	—	170,022
Restructuring and other infrequent expenses	—	589	—	—	589
Amortization of intangibles	—	12,559	661	—	13,220
Gain on the sale of property, plant and equipment	—	(2,339)	—	—	(2,339)

(Loss) income from operations	(20,968)	74,347	14,112	—	67,491
Interest expense, net	40,955	927	(292)	—	41,590
Share of net income (loss) of subsidiaries under equity method	76,392	9,831	—	(86,223)	—

Income (loss) before income taxes	14,469	83,251	14,404	(86,223)	25,901
Income tax expense	—	6,859	4,573	—	11,432

Net income (loss)	$14,469	$76,392	$9,831	$(86,223)	$14,469

Condensed Consolidating Statement of Operations
Year Ended December 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$590,662	$75,318	$(27,007)	$638,973
Cost of sales	—	399,554	54,518	(27,963)	426,109

Gross profit	—	191,108	20,800	956	212,864
Selling, general and administrative expenses	14,304	132,319	8,464	906	155,993
Management expenses	8,250	—	—	—	8,250
Restructuring and other infrequent expenses	—	908	—	—	908
Amortization of intangibles	—	12,572	—	—	12,572

(Loss) income from operations	(22,554)	45,309	12,336	50	35,141
Interest expense, net	25,549	17,219	(145)	(222)	42,401
Share of net income (loss) of subsidiaries under equity method	37,875	8,591	—	(46,466)	—

(Loss) income before income taxes	(10,228)	36,681	12,481	(46,194)	(7,260)
Income tax (benefit) expense	(9,190)	(1,194)	3,890	5,086	(1,408)

Net (loss) income	$(1,038)	$37,875	$8,591	$(51,280)	$(5,852)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
December 29, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$14,469	$76,392	$9,831	$(86,223)	$14,469
Non-cash adjustments	(3,504)	(50,729)	(56)	86,223	31,934
Changes in operating assets and liabilities, net of effects of acquisitions	(1,606)	(24,286)	(4,162)	—	(30,054)

Net cash provided by operating activities	9,359	1,377	5,613	—	16,349
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,274)	(8,915)	(638)	—	(16,827)
Proceeds from sale of property, plant and equipment	—	3,331	—	—	3,331
Settlement of preacquisition contingency	—	4,920	—	—	4,920
Purchase of businesses, net of cash acquired	—	(1,534)	—	—	(1,534)

Net cash used in investing activities	(7,274)	(2,198)	(638)	—	(10,110)
Cash flows from financing activities:
Payments on capital lease obligations	—	(44)	—	—	(44)
Payments on new senior term notes	(2,513)	—	—	—	(2,513)
Proceeds from credit facilities, net	2,000	—	—	—	2,000

Net cash used in financing activities	(513)	(44)	—	—	(557)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,342	—	1,342

Increase (decrease) in cash and cash equivalents	1,572	(865)	6,317	—	7,024
Cash and cash equivalents, beginning of year	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of year	$3,099	$1,820	$12,004	$—	$16,923

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
December 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(1,038)	$37,875	$8,591	$(51,280)	$(5,852)
Non-cash adjustments	(378,523)	344,522	25,267	51,280	42,546
Changes in operating assets and liabilities, net of effects of acquisitions	(4,490)	9,889	(18,488)	—	(13,089)

Net cash (used in) provided by operating activities	(384,051)	392,286	15,370	—	23,605
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,094)	(5,745)	(1,950)	—	(12,789)
Purchase of businesses, net of cash acquired	(16,195)	(383,331)	(7,889)	—	(407,415)

Net cash used in investing activities	(21,289)	(389,076)	(9,839)	—	(420,204)
Cash flows from financing activities:
Capital contributions, net	187,857	—	—	—	187,857
Proceeds from debt, net	227,301	—	—	—	227,301
Other, net	(12,166)	—	—	—	(12,166)

Net cash provided by financing activities	402,992	—	—	—	402,992
Effect of exchange rate changes on cash and cash equivalents	—	—	(126)	—	(126)

(Decrease) increase in cash and cash equivalents	(2,348)	3,210	5,405	—	6,267
Cash and cash equivalents, beginning of year	3,875	(525)	282	—	3,632

Cash and cash equivalents, end of year	$1,527	$2,685	$5,687	$—	$9,899

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 29, 2007, the end of the period covered by this annual report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We maintain a disclosure committee to assist the Principal Executive Officer and Principal Financial Officer in performing the evaluation discussed above. The members of this committee include our executive officers, senior operating managers and senior members of our finance and accounting staff.

As disclosed in our Form 10-K filing for the year ended December 30, 2006, based on the evaluation of our disclosure controls and procedures by our management team with the participation of our Principal Executive Officer and our Principal Financial Officer, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by our annual report, our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting at our Bell Sports subsidiary. Specifically, it was concluded that our policies and procedures did not provide for effective oversight and review of the reconciliation of accounts of our Bell Sports subsidiary at the end of each month. As a result there was not adequate review of the reconciliations and related supporting documentation to ensure that our accounting at month-end was in accordance with generally accepted accounting principles. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. The impact of the adjustments, however, did not require the restatement of any of our financial statements and was not material in the aggregate to our fiscal 2006 results of operations.

As of December 29, 2007, the end of the period covered by this report, management has, with the oversight of our audit committee, effectively remediated the material weakness explained above. Remediation actions during our first three fiscal quarters of 2007 included the implementation of the following (i) redesigned and implemented new review and approval procedures and processes associated with reconciling accounts at month-end; (ii) provided additional training for select accounting personnel at our Bell Sports subsidiary; and (iii) increased the oversight by our accounting department of month end account reconciliations.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a- l5(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 29, 2007, our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Ernst & Young, LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Our board of directors and the board of managers of our Parent, Easton-Bell Sports, LLC, are controlled by Fenway Partners Capital Fund II, L.P. The board of managers of our Parent is comprised of the same individuals as our board of directors. The following table sets forth certain information regarding our directors and executive officers as of the date of this annual report:

Name	Age	Position

James L. Easton	72	Chairman
Timothy P. Mayhew	40	Interim Principal Executive Officer and Director
Paul E. Harrington	46	Chief Executive Officer(1)
Mark A. Tripp	49	Chief Financial Officer, Senior Vice President and Treasurer
Anthony B. D’Onofrio	53	Chief Operating Officer and Senior Vice President
Daniel J. Arment	47	Executive Vice President, General Manager-Mass Market Business
Daniel D. Jelinek	43	President of Team Sports
C. Kwai Kong	45	President of Specialty Business
Richard D. Tipton	51	Senior Vice President, General Counsel and Secretary
Jackelyn E. Werblo	54	Senior Vice President of Human Resources
William L. Beane III	45	Director
Shael J. Dolman	36	Director
Peter D. Lamm	56	Director
Terry G. Lee	59	Director
Aron I. Schwartz	37	Director
Lee L. Sienna	56	Director
Peter V. Ueberroth	70	Director
Richard E. Wenz	58	Director

(1)	Paul E. Harrington will become our Chief Executive Officer in April 2008.

James L. Easton joined our board of directors and became Chairman in connection with the closing of our acquisition of Easton. Since 1973, Mr. Easton has served as Chairman and CEO of Jas. D. Easton, Inc. and Chairman of Easton. Mr. Easton was elected as a member of the International Olympic Committee (IOC) in 1994, and in 2002, was elected as a member of the IOC Executive Board and one of the four Vice Presidents of the IOC. He presently serves on the IOC Nominations Commission and IOC Marketing Commission and is a member of the United States Olympic Committee (USOC) Board of Directors. He has been a member of Ambassadors International Board of Directors (AMIE) since 1995 and served as a member of Ambassadors Group Board (EPAX) from 2001 to 2005. Mr. Easton was President of Federation Internationale de Tir a l’Arc (FITA — International Archery Federation) from 1989 until 2005 and is currently a member of the Board of Directors for the following not-for-profit boards: the LA’84 Foundation of Los Angeles and the Board of Visitors of the Anderson School of Management at UCLA.

Timothy P. Mayhew has served as our interim principal executive officer since the removal of our former chief executive officer in March 2008. Mr. Mayhew has also served as one of our directors since 2004. Mr. Mayhew is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. He is the chairman of 1-800 Contacts, Inc. and also a director of Targus Group International, Inc. and Panther Expedited Services, Inc.

Paul E. Harrington will serve as our Chief Executive Officer and as a member of our board of directors beginning in April 2008. Mr. Harrington has been the President and Chief Executive Officer of Reebok International Ltd (“RIL”) since January 2006. From 2004 to 2006, Mr. Harrington served as Reebok’s Senior Vice President, International Operations, and Chief Supply Chain Officer, as well as oversaw Reebok’s Global Retail division including sales and marketing for the North America, Europe and Asia Pacific regions. From 2002 to 2004, he was Senior Vice President - World Supply Chain of Levi Strauss & Co.

Mark A. Tripp has served as our Chief Financial Officer since April 2006 and as our Senior Vice President of Finance and Treasurer since November 2006. Mr. Tripp previously served as the Chief Financial Officer and Vice President of Finance for Easton since 2001. From 1998 to 2001, he was with the Black & Decker Corporation working as Director of Finance for the Hardware & Home Improvement Group and the Division Controller for Price Pfister. From 1991 to 1998, Mr. Tripp was with Corning, Inc. where he held various finance positions. Prior to joining Corning, Inc. Mr. Tripp was with Deloitte & Touche from 1984 to 1991. Mr. Tripp is a certified public accountant in New York State.

Anthony B. D’Onofrio has served as our Chief Operating Officer since July 2007. From 2002 to July 2007, Mr. D’Onofrio was Chief Supply Chain Officer at Linens and Things, a home goods retailer. From 2000 to 2002, Mr. D’Onofrio served as Executive Vice President of Global System Capability and Chief Supply Chain Officer for Kmart Corporation, a major retailer. From 1999 to 2000, he served as Senior Vice President of Global Supply Chain, Logistics and Distribution of Michaels Stores, a hobby and art supplies retailer. From 1997 to 1999, Mr. D’Onofrio was Vice President of Operations Engineering of Merck, a pharmaceutical company. From 1981 to 1997, he served in various positions at PepsiCo, a manufacturer of soft drinks, including Senior Director of Technology, Product and Process Development.

Daniel J. Arment has served as our Executive Vice President, General Manager-Mass Market Business since January 2005. Prior to that time, from September 2001 to December 2004, Mr. Arment was Vice President of Mass Sales for Bell and Bell Riddell Holdings. From 2000 to 2001, Mr. Arment was Vice President of National Sales for the Speedo Division of the Authentic Fitness Corporation. From 1991 to 2000 Mr. Arment served in various sales and customer marketing positions including Vice President of Field Sales for the Mass Cosmetics and Beauty Care Division of Revlon Inc., a leading world wide health and beauty care company. Prior to 1991, Mr. Arment worked for the Paper Art Company Inc./A Mennen Company and Playtex Family Products, Inc.

Daniel D. Jelinek has served as our President of Team Sports since April 2006. Mr. Jelinek previously served as the Global Vice President of Sales for Easton since 1998. From 1996 to 1998, he was the director of U.S. hockey sales for Easton and prior to that acted as its Eastern Regional Sales Manager from 1993 to 1996. Mr. Jelinek worked as a territory sales representative in New England from 1990 to 1993 and began his career with Easton as a professional hockey and football promotional representative in 1988.

C. Kwai Kong serves as our President of Specialty Business. Mr. Kong joined Bell in 1994 when VistaLite was acquired by Bell. From 1999 to 2000, Mr. Kong served as Bell’s Vice President of R&D and Manufacturing. In 2000, Mr. Kong assumed his present position. Previously, Mr. Kong was Chief Executive Officer and co-founder of VistaLite.

Richard D. Tipton has served as our Senior Vice President, General Counsel and Secretary since July 2006. From 2000 to 2006, Mr. Tipton was Vice President, General Counsel and Secretary of Water Pik Technologies, Inc., a manufacturer of health care, heating and pool products. From 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President - Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

Jackelyn E. Werblo has served as our Senior Vice President, Human Resources since April 2006. Prior to that time, from April 2005, Ms. Werblo was Vice President of Human Resources for the company. From April 2000 to January 2004, Ms. Werblo was Vice President, Product Strategy and HR Outsourcing Services for SynHRgy HR Technologies. This company was acquired by Mercer, Inc. a global human resources consulting firm in January 2004. From January 2004 to April 2005, Ms. Werblo was a Senior Consultant in the Mercer HR Services division, a human resources outsourcing design and delivery practice.

William L. Beane III has been one of our directors since 2005. Mr. Beane also serves as the general manager of the Oakland A’s, one of the most successful regular-season teams in major league baseball, a position that he has held since 1997. Prior to becoming the general manager of the Oakland A’s, Mr. Beane served as the assistant to the Oakland A’s general manager and as an advance scout. He is also a former major league baseball player and played for the New York Mets, the Minnesota Twins, the Detroit Tigers and the Oakland A’s.

Shael J. Dolman joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Dolman is a Director at Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board. Mr. Dolman joined Ontario Teachers’ Pension Plan Board in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. He is a director of ALH Holding, Inc. and The Hillman Group, Inc.

Peter D. Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, Inc. an affiliate of Fenway Partners Capital Fund II, L.P. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America Inc., a family business. Mr. Lamm serves on the boards of 1-800 Contacts, American Achievement Corporation, Panther Expedited Services, Roadlink and Targus Group International, Inc. Mr. Lamm is also a board member and Vice Chairman of the U.S. Fund for Unicef.

Terry G. Lee has been one of our directors since 2004.  Mr. Lee also serves as Co-Chairman of Bell Automotive Products, Inc. and is a Managing Director and co-founder of Hayden Capital Investments. In 1984, Mr. Lee and a partner acquired Bell Sports, Inc. and Mr. Lee served as Chairman and Chief Executive Officer of Bell from 1989 to 1998 and as Interim Chief Executive Officer in 2000. From 1998 to 2004, Mr. Lee served as Chairman of Bell. Prior to joining Bell, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where he began his career in sales and distribution and ultimately served as Senior Vice President of Sales before departing in 1983. Mr. Lee serves as a director of Jurlique International Pty Ltd. and Design Within Reach, Inc.

Aron I. Schwartz has been one of our directors since 2004. Mr. Schwartz is a Managing Director of Fenway Partners, LLC. Mr. Schwartz joined Fenway Partners in August 1999 from Salomon Smith Barney, where he was an associate in the Financial Entrepreneurs Group. There he worked on a variety of financing and advisory assignments for companies owned by financial sponsors. Mr. Schwartz serves as a director of Refrigerated Holdings, Inc. and 1-800 Contacts, Inc. and is a certified management accountant and a member of the California State Bar.

Lee L. Sienna joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He is a director of ALH Holding Inc., AOT Bedding Holdings Corporation and General Nutrition Centers. Mr. Sienna is also a Chartered Accountant.

Peter V. Ueberroth joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Ueberroth is a managing director of Contrarian Group, Inc., a business management company, where he has served since 1989. He is also owner and Co-Chairman of the Pebble Beach Company. Mr. Ueberroth has served as Chairman of the Board of the United States Olympic Committee (USOC) since June 2004. He previously served as Commissioner of Major League Baseball and as President and Chief Executive Officer of the Los Angeles Olympic Organizing Committee for the 1984 Los Angeles Olympic Games. He is a Director of Ambassadors International Inc. and Adecco S.A., a Swiss staffing company and the Coca-Cola Company.

Richard E. Wenz joined our board of directors in July 2006. Mr. Wenz is a consultant and private investor. From 2000 to 2003, Mr. Wenz was an operating affiliate of DB Capital Partners, LLC, the private equity investment group of Deutsche Bank A.G. Mr. Wenz also served as Chief Executive Officer of Jenny Craig International from 2002 to 2003. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions with Professional Golf Corporation, Electrolux Corporation, The Regina Company and Wilson Sporting Goods Company. Mr. Wenz began his career in 1971 with Arthur Young & Co. (predecessor of Ernst & Young LLP) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant and he currently serves on the Board of Directors of Strategic Partners, Inc. and Summer Infant Company.

Code of Ethics

We have adopted a formal, written code of ethics within the specific guidelines as promulgated by the Securities and Exchange Commission. This document can be found on our website at www.eastonbellsports.com. We have communicated the high level of ethical conduct expected from all of our employees, including our officers.

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

Compensation Discussion and Analysis

Philosophy

At Easton-Bell we design all of our compensation programs to retain and as necessary attract key employees who are motivated to achieve outstanding results. Our programs are designed to reward superior performance based on team and individual performance. Annual compensation programs recognize the impact of earnings growth each year. Long term equity based incentives reward executives for achieving increased value over a specified term. Our executive compensation programs impact all employees because these programs help establish our performance expectations and our general approach to rewards. As part of our overall philosophy of pay for performance, we have developed an innovative performance management program which measures the results of all employees and executives in a common way. This encourages our business leaders to work together to create a high performance environment that is reinforced by constant attention to our and each individual’s goals and expectations. This linkage between expectations, results and compensation assures that all employees are focused on the long term success of the company and that compensation is performance-based throughout the company.

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

Overview of Compensation and Process

Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our Parent, 401(k) participation, medical, disability and life insurance and perquisites. Our compensation committee consists of Messrs. Lamm, Easton, Mayhew and Sienna. It generally meets early in the fiscal year to formally approve the annual incentive plans. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally in March of each year. In addition, the compensation committee annually reviews and considers annual increases and additive equity awards for key executives.

As part of this annual review, the history of all the elements of each executive’s total compensation over each of the past three years is evaluated and compared to the compensation of other executive officers in an appropriate market comparison group. Typically, our chief executive officer makes compensation recommendations to the compensation committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The chairman of our board, currently Mr. Easton, then makes compensation recommendations to the compensation committee with respect to the chief executive officer. Anthony M. Palma, our former chief executive officer, was not present at the meeting when his compensation was discussed by the committee. The compensation committee has the authority to accept or adjust any such recommendations.

We choose to pay each element of compensation to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals, as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the compensation committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

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

Compensation Consultant

From time to time, the compensation committee may request and receive counsel from independent compensation consultants. The last such time that counsel was requested was in December 2006, when Watson Wyatt, a global human resources consulting company was retained to provide independent analysis of the compensation of key executives as compared to national industry averages as obtained through market surveys and an analysis of similarly sized companies, which was then summarized and presented to the compensation committee.

The committee took this analysis into consideration when setting base salaries for 2007 and used them as a basis to making changes to the executive bonus programs for 2007. At the present time, it is not expected that another review will be made until later in 2008.

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

Equity Incentives

A significant goal of our compensation is to afford our executives an opportunity to participate in our performance through direct equity interests in our ultimate Parent, Easton-Bell Sports, LLC. We accomplish this goal by giving certain qualifying executives the right to purchase Class A Common Units of our Parent directly or by making grants of Class B Common Units of our Parent to managers, directors, employees, consultants or advisers pursuant to the terms of our Parent’s equity incentive plan.

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

Equity Incentive Plan

On March 16, 2006 our Parent adopted its 2006 Equity Incentive Plan, which amended and restated its 2003 Equity Incentive Plan. The purpose of the equity plan is to advance the interests of our Parent to attract and retain managers, directors, employees, consultants or advisers who are in a position to make significant contributions to the success of our Parent and to encourage such persons to take into account the long-term interests of our Parent, us and our subsidiaries.

Class B Common Units represent limited liability company membership interests in our Parent. The Class B Common Units constitute “profits interests,” and therefore, are permitted to receive distributions only after specified amounts have been paid the holders of Class A Common Units of our Parent. Pursuant to the terms of our Parent’s limited liability company agreement, after the preference on the Class A Common Units has been paid, Class B Common Units issued prior to September 1, 2004 are entitled to a preference on distributions until $0.4717 has been distributed to each holder of such Class B Common Units. After the preference on the Class B Common Units issued prior to September 1, 2004, the Class B Common Units issued prior to March 16, 2006 are entitled to a preference on distributions until $0.6702 has been distributed to each holder of such Class B Common Units. Distributions that would otherwise have been made on Class B Common Units issued after the closing of our acquisition of Easton will be reduced up to the amount of such distribution until the aggregate amount of all such reductions equals the amount of distributions to which the holders of Class A Common Units would be entitled to receive if, immediately prior to the issuance of such unit, the assets of our Parent were sold at their fair market value, the liabilities of our Parent were paid in full and the remaining proceeds were distributed in accordance with our Parent’s limited liability company agreement. Such reduction is to be paid on a pro rata basis to holders of Class A Common Units and Class B Common Units. Class B Common Units are not entitled to vote and Class B Common Units are subject to certain vesting restrictions set forth in the Class B Common Unit Certificate issued to such person which restricts the holder of such units from receiving distributions. The holders of Class A Common and Class B Common Units are entitled to receive distributions of their allocated percentages of our Parent’s taxable net income to make tax payments.

The board of managers of our Parent and its designees administer the equity plan. The administrator of the equity plan has the authority, in its sole discretion, to select participants to receive awards, to determine the time of receipt, the number of Class B Common Units subject to each award and to establish any other terms, conditions and provisions of the awards under the equity plan. The awards granted under the equity plan will vest at such time or times as the administrator of the equity plan may determine and the administrator of the equity plan may accelerate the vesting of any award at any time. Generally, time vesting occurs over a four-year period measured from the date of the grant, and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. A portion of the Class B Common Units granted, whether subject to time or performance vesting, become vested in connection with an initial public offering. If a change of control occurs and a holder of Class B Common Units continues to be an employee of the Company or one of its subsidiaries, then a portion of the unvested units subject to time vesting and a portion of the units subject to performance vesting will vest in various amounts depending on the internal rate of return achieved by certain holders of Class A Common Units as a result of the change of control.

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

Perquisites

We limit the perquisites that we make available to our executive officers. Our executives are entitled to few benefits that are not otherwise available to all of our employees. The sole benefit available to certain members of the

Executive Management team is an insured supplemental medical benefits program that reimburses executives for certain medical expenses not otherwise paid through the group medical plan. In addition, two officers are provided with an auto allowance.

Post-Employment Compensation

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. We contribute to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. All our executive officers participated in our 401(k) plans during fiscal 2007 and received matching contributions.

Specific Compensation of Named Executive Officers

The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of Anthony M. Palma, our Chief Executive Officer during the last completed fiscal year, Mark A. Tripp, Chief Financial Officer and the three most-highly compensated individuals serving as executive officers at the end of 2007 (which includes Anthony B. D’Onofrio, Chief Operating Officer, Daniel J. Arment, Executive Vice President, General Manager – Mass Market Business and Daniel D. Jelinek, President of Team Sports).

Summary Compensation Table

				Option
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)(6)	Compensation	($)

Anthony M. Palma,	2007	$750,000	$—	$—	$25,825	$775,825
Chief Executive Officer(1)	2006	593,750	740,115	301,715	66,240	1,701,820
Mark A. Tripp,	2007	325,000	—	—	23,103	348,103
Chief Financial Officer(2)	2006	230,229	169,610	65,871	62,985	528,695
Anthony B. D’Onofrio,	2007	196,179	125,000	—	111,658	432,837
Chief Operating Officer(3)
Daniel J. Arment,	2007	275,987	—	—	31,560	307,547
Executive Vice President, General Manager – Mass Market Business(4)	2006	262,693	198,750	81,954	223,852	767,249
Daniel D. Jelinek,	2007	365,000	—	—	17,167	382,167
President of Team Sports(5)	2006	272,449	210,000	65,871	38,951	587,271

(1)	For 2007, all other compensation for Mr. Palma includes $14,400 for auto allowance, $6,750 for 401K company contributions, $3,636 for medical expenses and the remainder for long-term disability insurance premiums, life insurance premiums and a holiday gift card.

Mr. Palma’s employment with us began on March 16, 2006 in connection with our acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment. Mr. Palma was removed from office on March 5, 2008.

(2)	For 2007, all other compensation for Mr. Tripp includes $7,200 for auto allowance, $6,750 for 401K company contributions, $8,114 for medical expenses and the remainder for long-term disability insurance premiums, life insurance premiums and a holiday gift card.

Mr. Tripp’s employment with us began on March 16, 2006 in connection with the acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment.

(3)	Mr. D’Onofrio’s employment with us began on July 9, 2007. For 2007, his salary and bonus amounts reflect earned amounts after the commencement of employment. Bonus includes $50,000 for an employment signing bonus and a $75,000 guaranteed bonus for 2007 as part of his employment agreement. All other compensation for Mr. D’Onofrio includes $67,250 for relocation expenses and related taxes paid of $35,343 and the remainder for 401K company contributions, medical expenses, life insurance premiums and a holiday gift card.

(4)	For 2007, all other compensation for Mr. Arment includes $24,000 for housing allowance, $6,750 for 401K company contributions and the remainder for life insurance premiums and a holiday gift card.

(5)	For 2007, all other compensation for Mr. Jelinek includes $6,750 for 401K company contributions, $9,498 for medical expenses and the remainder for long-term disability insurance premiums, life insurance premiums and a holiday gift card.

Mr. Jelinek’s employment with us began on March 16, 2006 in connection with our acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment.

(6)	For all named executive officers, option awards include the Class B Common Units of our Parent granted to such officer under our equity incentive plan during 2006. The amount set forth in the table reflects the amounts reported for financial statement reporting purposes for fiscal year 2006 in accordance with SFAS 123R. The assumptions made in establishing such amounts are more fully described in Note 12 to the Audited Consolidated Financial Statements included in Item 8 of this annual report.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised	Option
	Options (#)	Exercise	Option
	Unexercisable	Price ($)	Expiration
Name	(1)	(2)	Date

Anthony M. Palma(3)	5,542,168.45	$2.1419	5/1/2010
Mark A. Tripp	1,209,979.91	$2.1419	5/1/2010
Anthony B. D’Onofrio	—	—	—
Daniel J. Arment	794,874.189	$2.1419	3/16/2010
	105,125.811	$2.1419	5/12/2010
Daniel D. Jelinek	1,209,979.91	$2.1419	5/1/2010

(1)	All option awards consist of Class B Common Units issued pursuant to our Parent’s equity incentive plan.

(2)	The amounts set forth in the table represent the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder.

(3)	Mr. Palma was removed as our chief executive officer on March 5, 2008. As a result of his removal, Mr. Palma’s unvested Class B Common Units of our Parent have terminated. As of March 5, 2008, Mr. Palma has 831,325.267 vested Class B Common Units, equal to one-fourth of his Class B Common Units subject to time vesting.

Employment Arrangements and Payments Upon Termination or Change of Control

Set forth below is a brief description of the employment agreements that we have with our named executive officers.

Anthony M. Palma entered into an employment agreement with us as of March 16, 2006 and was removed as our chief executive officer on March 5, 2008 (the “Termination Date”). The employment agreement provided, among other things, for a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity interest compensation as determined by the board of managers of Easton-Bell Sports, LLC.

Because Mr. Palma was terminated without cause, Mr. Palma’s employment agreement provides, subject to the conditions set forth below, that we will:

(1) provide Mr. Palma monthly payments equal to one-twelfth of his base salary of $750,000 for 24 months immediately following the Termination Date;

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

(4) allow Mr. Palma to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, and (ii) that Mr. Palma exercise his put option within 120 days of the Termination Date; and

(5) pay or reimburse the premium cost for participation by Mr. Palma and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 24 months immediately following the date of termination or (ii) the date Mr. Palma becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Palma is no longer eligible for continuation of participation under COBRA (except in the case of (iii), we will either arrange for Mr. Palma and his eligible dependents to continue participation in our group health and dental plans and pay the premium cost of that participation or, if we determine that we are unable to arrange such participation, then we will reimburse him for the reasonable premium cost of comparable coverage until the earlier to occur of (i) and (ii) hereof).

Since we terminated Mr. Palma for reasons other than for cause, then all unvested Class B Common Units of our Parent expired and terminated on the Termination Date. Our Parent shall have the right to call up to 100% of Mr. Palma’s vested Class B Common Units of our Parent at the fair market value on the Termination Date, provided that such call right is exercised within 90 days from the Termination Date.

All payments and benefits are conditioned on Mr. Palma’s delivery of an effective release of claims to us, as well as Mr. Palma’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 24 months from the Termination Date.

Mark A. Tripp entered into an employment agreement with us as of March 16, 2006. The employment agreement provides, among other things, for an initial term of 18 months, with an automatic renewal for additional one-year terms (unless either we or Mr. Tripp elects not to renew the term); a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity interest compensation as determined by the board of managers of Easton-Bell Sports, LLC.

Mr. Tripp’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. Tripp will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. In addition, if we terminate Mr. Tripp without cause, or if he terminates his employment for certain enumerated good reasons, and subject to the conditions set forth below, we will:

(1) provide Mr. Tripp monthly payments equal to one-twelfth of his annual base salary at the time of termination, for 18 months immediately following the date of termination;

(2) pay Mr. Tripp an annual bonus of up to 50% of base salary for the year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) pay or reimburse the premium cost for participation by Mr. Tripp and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Tripp becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Tripp is no longer eligible for continuation of participation under COBRA.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on December 29, 2007 (assuming no exercise of the put right described below):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$682,500
Mr. Tripp terminates for Good Reason	$682,500
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$682,500

If a change of control of our Parent should occur, then up to 100% of Mr. Tripp’s Class B Common Units shall accelerate and immediately vest if certain internal rate of return thresholds of our Parent are met or exceeded. If we terminate Mr. Tripp for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Tripp’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Tripp has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Tripp is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Tripp exercises his put option within 120 days of the date of termination.

All payments and benefits, (except for the participation rights provided to Mr. Tripp under COBRA) are conditioned on Mr. Tripp’s delivery of an effective release of claims to us, as well as Mr. Tripp’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Anthony B. D’Onofrio entered into an employment agreement with us as of July 9, 2007. The employment agreement provides, among other things, for an initial term of 18 months, with an automatic renewal for additional one-year terms (unless either we or Mr. D’Onofrio elects not to renew the term); a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity interest compensation as determined by the board of managers of Easton-Bell Sports, LLC.

Mr. D’Onofrio’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. D’Onofrio will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. In addition, if we terminate Mr. D’Onofrio without cause, or if he terminates his employment for certain enumerated good reasons, and subject to the conditions set forth below, we will:

(1) provide Mr. D’Onofrio monthly payments equal to one-twelfth of his annual base salary at the time of termination, for 18 months immediately following the date of termination, provided, however, that such payments in the final six months of any such period will be offset by Mr. D’Onofrio’s income from other employment or consulting services, if any, attributable to those months;

(2) Provide Mr. D’Onofrio monthly payments equal to one-twelfth of the final pro rata bonus of up to 60% of base salary for the year in which termination occurs;

(3) pay or reimburse the premium cost for participation by Mr. D’Onofrio and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. D’Onofrio becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. D’Onofrio is no longer eligible for continuation of participation under COBRA; and

(4) pay the premium cost of continued coverage of Mr. D’Onofrio under our group life insurance plan or, if not eligible for such participation, we will reimburse him for the premium cost of an individual term life insurance policy issued at standard rates.

In the event that Mr. D’Onofrio terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause during the 24 months after a change of control (as defined in the employment agreement) has occurred, Mr. D’Onofrio shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. D’Onofrio without cause prior to such change of control, except that if Mr. D’Onofrio is terminated during the 24 months after a change of control he shall be entitled to a single lump sum payment equal to 18 months of his base salary, without offset for other earnings.

Subject to being offset, the following table sets forth the cash amounts that we would be obliged to pay Mr. D’Onofrio under each triggering event scenario as if it had occurred on December 29, 2007 (assuming no exercise of the put right described below):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$892,500
Mr. D’Onofrio terminates for Good Reason	$892,500
Mr. D’Onofrio terminates other than for Good Reason	—
Termination following a Change of Control	$892,500

If a change of control of our Parent should occur, then up to 100% of Mr. D’Onofrio’s Class B Common Units shall accelerate and immediately vest if certain internal rate of return thresholds of our Parent are met or exceeded. If we terminate Mr. D’Onofrio for reasons other than for cause, then all unvested Class B Common Units shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. D’Onofrio’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. D’Onofrio has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. D’Onofrio is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. D’Onofrio exercise his put option within 120 days of the date of termination.

All payments and benefits, (except for the participation rights provided to Mr. D’Onofrio under COBRA) are conditioned on Mr. D’Onofrio’s delivery of an effective release of claims to us, as well as Mr. D’Onofrio’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Daniel D. Jelinek entered into an employment agreement with us as of March 16, 2006. The employment agreement provides, among other things, for an initial term of 18 months, with an automatic renewal for additional one-year terms (unless either we or Mr. Jelinek elects not to renew the term); a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity interest compensation as determined by the board of managers of Easton-Bell Sports, LLC.

Mr. Jelinek’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. Jelinek will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. In addition, if we terminate Mr. Jelinek without cause, or if he terminates his employment for certain enumerated good reasons, and subject to the conditions set forth below, we will:

(1) provide Mr. Jelinek monthly payments equal to one-twelfth of his base salary in effect at the time of termination for 18 months immediately following the date of termination;

(2) pay Mr. Jelinek an annual bonus of up to 60% of base salary for the year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) pay or reimburse the premium cost for participation by Mr. Jelinek and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Jelinek becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Jelinek is no longer eligible for continuation of participation under COBRA.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Jelinek under each triggering event scenario as if it had occurred on December 29, 2007 (assuming no exercise of the put right described below):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$766,500
Mr. Jelinek terminates for Good Reason	$766,500
Mr. Jelinek terminates other than for Good Reason	—
Termination following a Change of Control	$766,500

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

All payments and benefits, (except for the participation rights provided to Mr. Jelinek under COBRA) are conditioned on Mr. Jelinek’s delivery of an effective release of claims to us, as well as Mr. Jelinek’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Specific Compensation of Directors

The members of our board of directors and the board of managers of our Parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our Parent may be granted Class B Common Units of our Parent pursuant to awards made under the 2006 Equity Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended December 29, 2007 as well as other compensation paid to our directors is set forth in the table below.

Director Compensation

All Other
	Option Awards	Compensation	Total
Name(1)	($)(2)	($)(3)	($)

James L. Easton	—	—	—
William L. Beane III	—	—	—
Shael J. Dolman	—	—	—
Mark R. Genender(4)	—	—	—
Peter D. Lamm	—	—	—
Terry G. Lee	—	$100,000	$100,000
Timothy P. Mayhew	—	—	—
Aron I. Schwartz	—	—	—
Lee L. Sienna	—	—	—
Peter V. Ueberroth	—	—	—
Richard E. Wenz	—	—	—

(1)	As noted above, prior to his departure in March 2008, Mr. Palma also served as a director of our company and was a member of the board of managers of our Parent. All of Mr. Palma’s compensation, including for services as a director, is reflected in the summary compensation table above and therefore has been omitted from this table.

(2)	For all applicable directors, option awards include the Class B Common Units of our Parent granted to such director under our equity incentive plan during 2006. Mr. Beane received 129,328.334 Class B Common Units on March 16, 2006; Mr. Lee received 129,328.334 Class B Common Units on March 16, 2006; Mr. Ueberroth received 129,328.334 Class B Common Units on July 10, 2006; and Mr. Wenz received 258,656.668 Class B Common Units on July 10, 2006.

(3)	For all directors, all other compensation includes the amount paid directly to such director pursuant to the distribution made by our Parent in December 2006. Mr. Lee received $100,000 pursuant to a consulting agreement with us.

(4)	Mark R. Genender resigned as a director of our Company as of March 5, 2008.

Compensation Committee Report

As noted above, the members of our compensation committee are Messrs. Mayhew, Sienna, Easton and Lamm. Our compensation committee has reviewed and discussed with management the compensation discussion and analysis above. Based on its review and those discussions, our compensation committee has adopted the foregoing discussion and analysis and recommended that it be included in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports Corp. and all of EB Sports Corp.’s outstanding shares of capital stock are held directly by our Parent. The following table provides certain information as of March 4, 2008 with respect to the beneficial ownership of the membership interests of our Parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our Parent, (ii) each of the members of our board of directors and the board of managers of our Parent and (iii) each of our named executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

		Percentage		Percentage
		Ownership		Ownership
		Interest in	Class B	Interest in
	Class A Common	Class A	Common	Class B
	Units(1)	Units	Units(2)	Units

Fenway Easton-Bell Sports Holdings, LLC(3)	111,020,957.500	53.5%	—	—
Teachers’ Private Capital(4)	47,621,270.834	22.9%	—	—
York Street Capital Partners, LLC(5)	12,271,099.273	5.9%	—	—
James L. Easton Living Trust(6)	11,671,880.106	5.6%	—	—
Anthony M. Palma(7)	58,359.401	*	5,542,168.449	19.3%
Mark A. Tripp	58,359.401	*	1,209,979.914	4.2%
Anthony B. D’Onofrio	—	—	1,350,000.000	4.7%
Daniel D. Jelinek	35,015.640	*	1,209,979.914	4.2%
Daniel J. Arment	61,153.768	*	900,000	3.1%
James L. Easton(6)	11,671,880.106	5.6%	—	—
Peter V. Ueberroth(8)	—	—	129,328.334	*
Lee L. Sienna(9)	47,621,270.834	22.9%	—	—
Shael J. Dolman(9)	47,621,270.834	22.9%	—	—
Terry G. Lee(10)	114,035.208	*	129,328.334	*
William L. Beane III(11)	—	—	129,328.334	*
Peter D. Lamm(12)	111,020,957.500	53.5%	—	—
Timothy P. Mayhew(13)	—	—	1,046,209.017	3.6%
Aron I. Schwartz(13)	—	—	—	—
Richard E. Wenz(14)	—	—	258,656.668	*
All managers, directors and executive officers as a group(15)	170,770,134.257	82.3%	13,875,861.010	48.2%

*	means less than 1%.

(1)	For a discussion of the Class A Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(2)	For a discussion of the Class B Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(3)	Represents (i) 108,791,970.030 Class A Common Units held by Fenway Easton-Bell Sports Holdings, LLC over which it has sole voting and investment power, (ii) 1,706,031.636 Class A Common Units held by FPIP, LLC over which it has sole voting and investment power and (iii) 522,955.834 Class A Common Units held by FPIP Trust, LLC over which it has sole voting and investment power. Each of Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC, and FPIP Trust, LLC are affiliates of Fenway Partners, LLC. The principal executive offices of Fenway Partners, LLC and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(4)	Teachers’ Private Capital (“Teachers’ ”) is the private equity arm of Ontario Teachers’ Pension Plan Board. The principal executive offices of Ontario Teachers’ Pension Plan Board are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(5)	Represents (i) 7,602,347.230 Class A Common Units held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,668,752.043 Class A Common Units held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Partners are located at One Pluckemin Way, Bedminster, New Jersey 07921.

(6)	James L. Easton is the Chairman of Easton-Bell Sports, Inc’s board of directors and may be deemed to beneficially own 11,205,004.902 Class A Common Units of our Parent that are beneficially owned by the James L. Easton Living Trust and 466,875.204 Class A Common Units of our Parent that are beneficially owned by Gregory J. Easton, the son of James L. Easton. Mr. James L. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of the James L. Easton Living Trust and James L. Easton are located at 7855 Haskell Avenue, Suite 350, Van Nuys, California 91406.

(7)	Anthony M. Palma, our Chief Executive Officer during the last completed fiscal year, resigned on March 5, 2008. The mailing address for Mr. Palma is 7855 Haskell Avenue, Suite 200, Van Nuys, CA 91406.

(8)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 1071 Camelback St., Suite 111, Newport Beach, California 92660.

(9)	Lee L. Sienna is a Vice President of Teachers’ and Shael J. Dolman is a Director of Teachers’. Messrs. Sienna and Dolman may be deemed to beneficially own the Class A Common Units of Easton-Bell Sports, LLC that are owned by Teachers’. Messrs. Sienna and Dolman may be deemed to have the power to dispose of the shares held by Teachers’ due to a delegation of authority from the board of directors of Ontario Teachers’ Pension Plan Board and each expressly disclaims beneficial ownership of such shares. The principal offices of Messrs. Sienna and Dolman are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(10)	Represents (i) 114,035.208 Class A Common Units held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 129,328.334 Class B Common Units held by Terry G. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our Parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lee is located at 11022 S. 51st Street #104, Phoenix, Arizona 85044.

(11)	The principal office of William L. Beane III is located at 7000 Coliseum Way, Oakland, California 94621.

(12)	Peter D. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, and a managing member of each Fenway Partners II, LLC, the general partner of Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lamm is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(13)	The principal offices of Timothy P. Mayhew and Aron I. Schwartz are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(14)	The principal office of Richard E. Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.

(15)	Represents (i) 15 persons as a group for Class A Common Units and includes 129,102.399 Class A Common Units held by one executive officer who is not a “named executive officer” and (ii) 17 persons as a group for Class B Common Units and includes three executive officers whom are not “named executive officers,” holding Class B Common Units of 1,070,882.046, 500,000.000 and 400,000.000, respectively.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Subscription Agreements

In connection with the issuance of equity to Fenway Partners Capital Fund II, L.P., Ontario Teachers’ Pension Plan Board, York Street Mezzanine Partners, L.P., York Street Mezzanine Partners II, L.P., Jas. D. Easton, Inc. and certain other investors at or around the time of the consummation of the Easton Acquisition, our Parent entered into subscription agreements with such investors pursuant to which such investors purchased an aggregate $190.7 million of our Parent’s Class A Common Units. Such subscription agreements include representations and warranties of our Parent with respect to its business and contain certain indemnification rights in favor of such investors, subject to certain baskets and caps. Pursuant to the subscription agreement, our Parent paid a transaction fee to certain of the investors of approximately $1.9 million at the closing of our acquisition of Easton and have agreed to pay the investors their pro-rata share of any future fees payable to affiliates of Fenway Partners Capital Fund II, L.P. pursuant to the management agreements described below. These reimbursements were capitalized as a part of the Easton acquisition costs.

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

In connection with our acquisition of Easton, Easton and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton, including the Easton brand name. Pursuant to these agreements,

Easton has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with us. Easton has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Lastly, Easton entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton a license to use certain trademarks solely in connection with specific products or services.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2007 and 2006, Easton paid approximately $2.7 million and $2.1 million, respectively, in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $1.1 million in fiscal 2008.

Other Related Party Transactions

On July 14, 2004, Bell entered into a license agreement (the “License Agreement”) with Bell Automotive Products, Inc., an entity of which Terry Lee, a member of our board of directors is a minority owner and occupies the position of Co-Chairman. Under the License Agreement, Bell Automotive, as the licensee, has the worldwide, exclusive, perpetual and royalty-free right to use the Bell trademarks in connection with certain auto accessories and equipment. The License Agreement replaced a 1999 license agreement, as amended, between Bell and Bell Racing Company, and a 2000 sublicense agreement, as amended, between Bell, Bell Racing Company and Bell Automotive.

On October 1, 2004, Bell entered into a consulting agreement with Terry G. Lee, a member of our board of directors. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services relating to Bell. In exchange for his services, Mr. Lee is entitled to an annual compensation of $100,000. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until we elect not to extend the agreement.

Item 14.	Principal Accounting Fees and Services

Fees

Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2007	2006

Audit Fees	$1,070,000	$1,162,806
Tax Fees	16,000	28,650

Total	$1,086,000	$1,191,456

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

Policy of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The audit committee of the Company’s board of directors is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. The audit committee has approved the pre-authorization of audit and non-audit services up to $20,000.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 38 to 73 under Item 8 of this Form 10-K.

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

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:

2.1		Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006.
3	.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K filed March 30, 2006.
3	.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 30, 2006.
4.1		Indenture dated as of September 30, 2004	Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
4.2		Form of 8.375% Senior Subordinated Note due 2012	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
4.3		Supplemental Indenture dated as of March 16, 2006	Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
4.4		Supplemental Indenture dated as of April 11, 2005	Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006.

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:

10.1		Credit and Guaranty Agreement dated as of March 16, 2006	Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.2		Pledge and Security Agreement, dated as of March 16, 2006	Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.3		Canadian Pledge and Security Agreement dated as of March 16, 2006	Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10	.4*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10	.5*	Employment Agreement with Anthony M. Palma	Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.6*	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.7*	Employment Agreement with Dan Jelinek	Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.8*	Employment Agreement with Richard Tipton	Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed April 6, 2007.
10	.9*	Employment Agreement with Paul E. Harrington	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2008.
10	.10*	Employment Agreement with Anthony B. D’Onofrio	Filed herewith
10	.11*	Employment Agreement with Jackelyn E. Werblo	Filed herewith
10	.12*	Consulting Agreement with Terry Lee	Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
21.1		Subsidiaries	Filed herewith
31.1		Certification of the Interim Principal Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of the Interim Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/s/ Timothy P. Mayhew
Timothy P. Mayhew
Interim Principal Executive Officer

Date: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy P. Mayhew Timothy P. Mayhew	Interim Principal Executive Officer and Director (Principal Executive Officer)	March 25, 2008

/s/ Mark A. Tripp Mark A. Tripp	Chief Financial Officer (Principal Financial Officer)	March 25, 2008

/s/ James L. Easton James L. Easton	Director	March 25, 2008

/s/ William L. Beane III William L. Beane III	Director	March 25, 2008

/s/ Shael J. Dolman Shael J. Dolman	Director	March 25, 2008

/s/ Peter D. Lamm Peter D. Lamm	Director	March 25, 2008

/s/ Terry G. Lee Terry G. Lee	Director	March 25, 2008

/s/ Aron I. Schwartz Aron I. Schwartz	Director	March 25, 2008

/s/ Lee L. Sienna Lee L. Sienna	Director	March 25, 2008

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	March 25, 2008

/s/ Richard E. Wenz Richard E. Wenz	Director	March 25, 2008

ANNUAL REPORT ON FORM 10-K
ITEM 15 (a)(2)

FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 29, 2007

II-1

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Acquired	Costs and		End of
Description	of Period	Businesses	Adjustments	Deductions	Period
	(Dollars in thousands)

Product Liability Reserve
Year ended December 29, 2007	$9,422	$—	$4,931	$(3,628)	$10,725
Year ended December 30, 2006	8,118	—	3,970	(2,666)	9,422
Year ended December 31, 2005	6,734	—	3,816	(2,432)	8,118
Inventory Excess and Obsolete Reserve
Year ended December 29, 2007	$6,880	$—	$4,996	$(4,511)	$7,365
Year ended December 30, 2006	6,415	3,245	1,711	(4,491)	6,880
Year ended December 31, 2005	6,800	—	2,069	(2,454)	6,415
Allowance for Doubtful Accounts
Year ended December 29, 2007	$5,575	$—	$3,291	$(3,922)	$4,944
Year ended December 30, 2006	2,634	2,454	2,500	(2,013)	5,575
Year ended December 31, 2005	3,599	—	(194)	(771)	2,634