Form 10-Q
period 2008-03-29
EASTON-BELL SPORTS, INC.
filed 2008-05-13
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
(818) 902-5800
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
As of April 30, 2008, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 29,	December 29,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,918	$16,923
Accounts receivable, net	221,958	200,380
Inventories, net	122,177	135,335
Prepaid expenses	11,433	9,774
Deferred taxes	6,782	6,782
Other current assets	4,848	5,450

Total current assets	384,116	374,644
Property, plant and equipment, net	41,237	40,622
Deferred financing fees, net	14,738	15,633
Intangible assets, net	313,873	317,225
Goodwill	203,441	203,441
Other assets	5,284	4,925

Total assets	$962,689	$956,490

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$3,350
Revolving credit facility	8,000	5,500
Current portion of capital lease obligations	21	21
Accounts payable	56,525	60,586
Accrued expenses	46,251	42,338

Total current liabilities	114,147	111,795
Long-term debt, less current portion	465,788	466,625
Capital lease obligations, less current portion	139	145
Deferred taxes	25,718	25,058
Other noncurrent liabilities	13,503	11,880

Total liabilities	619,295	615,503

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at March 29, 2008 and December 29, 2007	—	—
Additional paid-in capital	338,109	337,277
Accumulated earnings (deficit)	356	(2,040)
Accumulated other comprehensive income	4,929	5,750

Total stockholder’s equity	343,394	340,987

Total liabilities and stockholder’s equity	$962,689	$956,490

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 29,	March 31,
	2008	2007
Net sales	$182,139	$174,634
Cost of sales	121,119	116,121

Gross profit	61,020	58,513
Selling, general and administrative expenses	43,635	42,226
Restructuring and other infrequent expenses	175	49
Amortization of intangibles	3,352	3,165

Income from operations	13,858	13,073
Interest expense, net	9,797	10,906

Income before income taxes	4,061	2,167
Income tax expense	1,665	888

Net income	2,396	1,279
Other comprehensive income:
Foreign currency translation adjustment	(821)	232

Comprehensive income	$1,575	$1,511

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,396	$1,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,276	5,609
Amortization of deferred financing fees	895	1,105
Equity compensation expense	832	695
Deferred income tax expense	660	34
Gain on sale of property, plant and equipment	—	(7)
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(22,399)	(14,724)
Inventories, net	12,522	(5,328)
Other current and noncurrent assets	(1,416)	1,229
Accounts payable	(3,914)	(5,978)
Accrued expenses	4,193	(7,058)
Other current and noncurrent liabilities	1,623	(317)

Net cash provided by (used in) operating activities	1,668	(23,461)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,569)	(4,221)
Settlement of preacquisition contingency	—	2,178
Purchase of business, net of cash acquired	—	(500)

Net cash used in investing activities	(3,569)	(2,543)

Cash flows from financing activities:
Payments on senior term notes	(837)	(838)
Proceeds from revolving credit facility	18,000	48,600
Payments on revolving credit facility	(15,500)	(25,300)
Payments on capital lease obligations	(6)	(9)

Net cash provided by financing activities	1,657	22,453

Effect of exchange rate changes on cash and cash equivalents	239	232
Decrease in cash and cash equivalents	(5)	(3,319)

Cash and cash equivalents, beginning of period	16,923	9,899

Cash and cash equivalents, end of period	$16,918	$6,580

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
     These unaudited consolidated financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Reg. No. 333-123927) for the year ended December 29, 2007. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     The Company’s quarterly periods are 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s first quarter of fiscal year 2008 ended on March 29, and the first quarter of fiscal year 2007 ended on March 31.
2. Restructuring
     In connection with the Company’s acquisition of Easton on March 16, 2006 (the “Closing Date”), the Company initiated a restructuring plan associated with management’s decision to implement actions to reduce its overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company closed one of its manufacturing facilities in Van Nuys, California. Substantially all manufacturing at this location, which relates to the Company’s Team Sports segment, ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs.
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination:

	Fiscal Quarter Ended
	March 29, 2008
		Facility
	Employee	Closure
	Severance	Costs	Total
Balance as of beginning of period	$196	$370	$566
Costs accrued and expensed during the quarter	—	175	175
Less: amounts paid during the quarter	(50)	(545)	(595)

Balance as of end of period	$146	$—	$146

     The accrual of $566 as of December 29, 2007 was included as part of purchase accounting. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of March 29, 2008, approximately 209 employees had been terminated. The $146 of restructuring costs accrued at March 29, 2008 are expected to be paid during 2008.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
3. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	March 29, 2008		December 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,148)	$1,702	$(1,086)
Customer relationships	59,180	(21,403)	59,180	(20,042)
Patents	60,345	(18,514)	60,345	(16,900)
Licensing and other	5,900	(2,573)	5,900	(2,258)

Total	$127,127	$(43,638)	$127,127	$(40,286)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     Goodwill by segment as of March 29, 2008 and December 29, 2007 is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of March 29, 2008 and December 29, 2007	$141,977	$61,464	$203,441

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under SFAS No. 142, Goodwill and Other Intangible Assets. The results of the Company’s analyses conducted in 2007 indicated that no reduction in the carrying amount of goodwill was required.
4. Long-Term Debt
     Long-term debt consisted of the following:

	March 29, 2008	December 29, 2007
Senior Secured Credit Facility:
Term loan facility	$329,138	$329,975
U.S. revolving credit facility	8,000	5,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	160	166

Total long-term debt	477,298	475,641
Less current maturities of long-term debt	(11,371)	(8,871)

Long-term debt, less current portion	$465,927	$466,770

Senior Credit Agreement
     On March 16, 2006, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At March 29, 2008, the Company had $8,000 outstanding under the U.S. revolving credit facility and no amounts outstanding under the Canadian revolving credit facility.
     The applicable margin percentage for the term loan is initially 1.75% for the London Interbank Offered Rate (“LIBOR”) and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the Credit Agreement. The applicable margin percentages for the revolving loan facilities are 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the U.S. and Canadian base rates. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon the Company’s leverage ratio as calculated under the Credit Agreement.

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
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of March 29, 2008, the Company was in compliance with all of its covenants.
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
     Cash payments for interest were $5,825 and $12,389 for the fiscal quarters ended March 29, 2008 and March 31, 2007, respectively.
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $2,654 and $2,918 at March 29, 2008 and March 31, 2007, respectively.
     In connection with the refinancing on the Closing Date and the new syndication of debt, the Company recorded $12,166 as new debt acquisition costs during the year ended December 30, 2006. The Company amortized $895 and $1,105 of debt issuance costs during the first fiscal quarter of 2008 and 2007, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
5. Accrued Expenses
     Accrued expenses consist of the following:

	March 29, 2008	December 29, 2007
Salaries, wages, commissions and bonuses	$9,770	$6,875
Advertising	5,014	5,017
Restructuring	146	566
Defective products	1,094	938
Rebates	4,470	4,412
Warranty	3,508	3,390
Product liability – current portion	2,693	2,443
Royalties	2,125	1,858
Interest	6,288	3,227
Other	11,143	13,612

Total accrued expenses	$46,251	$42,338

6. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following:

	March 29, 2008	December 29, 2007
Raw materials	$16,204	$14,862
Work-in-process	2,313	1,928
Finished goods	103,660	118,545

Inventories, net	$122,177	$135,335

7. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of December 30, 2007, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. On December 30, 2007, the Company adopted SFAS 159 and has not elected to use fair value measurement on any assets or liabilities under this statement.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this statement for any acquisition after the adoption date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on the consolidated financial statements.
8. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The Company’s Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team products and reconditioning services related to certain of these products. The Company’s Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. The Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, corporate expenses, restructuring and other infrequent expenses and amortization of intangibles. The Company’s selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.
     Segment results for the fiscal quarter ended March 29, 2008 and March 31, 2007, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
March 29, 2008
Net sales	$100,783	$81,356	$182,139
Income from operations	15,361	7,366	22,727
Depreciation	1,504	1,420	2,924
Capital expenditures	2,274	1,295	3,569
March 31, 2007
Net sales	$101,975	$72,659	$174,634
Income from operations	12,930	6,162	19,092
Depreciation	1,164	1,280	2,444
Capital expenditures	1,296	2,925	4,221

	Team	Action
	Sports	Sports	Consolidated
Assets
As of March 29, 2008	$593,916	$368,773	$962,689
As of December 29, 2007	589,965	366,525	956,490

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended
	March 29, 2008	March 31, 2007
Segment income from operations	$22,727	$19,092
Equity compensation expense	(832)	(695)
Corporate expenses	(4,510)	(2,110)
Restructuring and other infrequent expenses	(175)	(49)
Amortization of intangibles	(3,352)	(3,165)

Consolidated income from operations	$13,858	$13,073

9. Product Liability, Litigation and Other Contingencies
Product Liability
     The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Management reviews an actuarial analysis and has established an accrual for probable losses based on this analysis, the Company’s previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates.
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
10. Income Taxes
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest accrued on unrecognized tax benefits was zero and $400 at March 29, 2008 and March 31, 2007, respectively. The total amounts of unrecognized tax benefits were zero and $2,800 at March 29, 2008 and March 31, 2007, respectively.
     The Company is generally subject to a tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2004 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 1995. The tax years for Riddell, Inc. remain open back to 2003.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company recorded income tax expenses of $1,665 and $888 for the fiscal quarter ended March 29, 2008, and March 31, 2007, respectively. The Company’s effective tax rate was 41.0% for both the first fiscal quarters of 2008 and 2007. For both the fiscal quarters ended March 29, 2008, and March 31, 2007, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.
11. Derivative Instruments and Hedging Activity
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of March 29, 2008, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
     As stated in Note 7, the Company adopted SFAS 157 as of December 30, 2007, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
     The Company has a foreign subsidiary that enters into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At March 29, 2008, there were foreign currency exchange forward contracts in effect for the purchase of U.S. $9,500 aggregated notional amounts, or approximately Cdn $9,672. These contracts are not designated as hedges, and therefore, under SFAS 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $285 at March 29, 2008. This amount is recorded in accrued expenses in the accompanying Consolidated Balance Sheet. As of March 31, 2007, the Company had no foreign currency exchange forward contracts outstanding.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of March 29, 2008 and December 29, 2007, the Company had approximately 56.5% and 56.4%, respectively, of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. For both fiscal quarters ended March 29, 2008 and March 31, 2007, additional interest expense of $27 related to the interest rate cap was recorded. The fair market value of the interest rate cap, using Level 2 inputs from a third party bank was zero at both March 29, 2008 and December 29, 2007.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
12. Equity-Based Employee Compensation
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
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (“SFAS 123R”), which was finalized in December 2004 and amended SFAS No. 123, Accounting for Stock Based Compensation, using the prospective transition method. Under SFAS 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, floor of the Unit (dividend threshold) of $2.14 for Units issued March 16, 2006 through November 16, 2006 and subsequent to the November 17, 2006 dividend payment, $1.76 for Units issued from November 17, 2006 through March 29, 2008, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, Shared Based Payment.
     During the fiscal quarter ended March 29, 2008, the following assumptions were used in the Black-Scholes Option Pricing Model:

Risk-free interest rate	1.5 to 2.0%
Expected term	4 years
Expected volatility(1)	46.0%
Dividend yield	0.0%
Forfeiture rate	7.7%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
     Accordingly, the Company records compensation expense using the fair value of the Units granted after the adoption of SFAS 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of March 29, 2008, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the first fiscal quarter of 2008 and the first fiscal quarter of 2007:

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 29, 2008	March 31, 2007
Equity compensation expense	$832	$695

     As of March 29, 2008, there was $12,334 of unrecognized compensation costs, net of estimated forfeitures, related to the Units, comprised of $6,296 related to time based vesting units and $6,038 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company’s Unit activity for the fiscal quarter ended March 29, 2008 under the Plan is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 29, 2007	27,056,989	$2.10
Granted	1,650,000	$1.76
Forfeited	(5,194,761)	$2.14

Outstanding at March 29, 2008	23,512,228	$2.06

Vested Units at March 29, 2008	6,645,099	$2.03

13. Warranty Obligations
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
     The following is a reconciliation of the changes in the Company’s product warranty liability for the fiscal period ended March 29, 2008 and March 31, 2007.

	Fiscal Quarter Ended
	March 29,	March 31,
	2008	2007
Beginning of period	$3,390	$2,981
Warranty costs incurred during the period	(1,307)	(1,501)
Warranty cost liability recorded during the period	1,425	1,083

End of period	$3,508	$2,563

14. Related Party Transactions
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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal quarter ended March 29, 2008 and March 31, 2007, Easton paid approximately $435 and $720, respectively, in rent pursuant to such affiliate leases.
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
15. Supplemental Guarantor Condensed Financial Information
     In September 2004, in connection with the acquisition of Bell, the Company (presented as “issuer” in the following tables) issued $140,000 of 8.375% senior subordinated notes due 2012. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The indenture governing the senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of our domestic subsidiaries (the “Guarantors”). Each subsidiary guarantor is wholly owned, the guarantees are full and unconditional and the guarantees are joint and several. All other subsidiaries of the Company do not guarantee the senior subordinated notes (the “Non-Guarantors”).
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the first fiscal quarters of 2008 and 2007. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
March 29, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,556	$3,116	$11,246	$—	$16,918
Accounts receivable, net	—	198,638	23,320	—	221,958
Inventories, net	—	102,805	19,372	—	122,177
Prepaid expenses	1,320	9,691	422	—	11,433
Deferred taxes	552	6,230	—	—	6,782
Other current assets	—	3,496	1,352	—	4,848

Total current assets	4,428	323,976	55,712	—	384,116
Property, plant and equipment, net	12,372	27,692	1,173	—	41,237
Deferred financing fees, net	14,738	—	—	—	14,738
Investments and intercompany receivables	432,273	41,828	21,263	(495,364)	—
Intangible assets, net	—	307,594	6,279	—	313,873
Goodwill	16,195	182,055	5,191	—	203,441
Other assets	—	5,281	3	—	5,284

Total assets	$480,006	$888,426	$89,621	$(495,364)	$962,689

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	8,000	—	—	—	8,000
Current portion of capital lease obligations	—	21	—	—	21
Accounts payable	—	49,840	6,685	—	56,525
Accrued expenses	500	38,688	7,063	—	46,251

Total current liabilities	11,850	88,549	13,748	—	114,147
Long-term debt, less current portion	465,788	—	—	—	465,788
Capital lease obligations, less current portion	—	139	—	—	139
Deferred taxes	—	22,165	3,553	—	25,718
Other noncurrent liabilities	—	8,200	5,303	—	13,503
Long-term intercompany payables	—	453,828	7,102	(460,930)	—

Total liabilities	477,638	572,881	29,706	(460,930)	619,295
Total stockholder’s equity	2,368	315,545	59,915	(34,434)	343,394

Total liabilities and stockholder’s equity	$480,006	$888,426	$89,621	$(495,364)	$962,689

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Fiscal Quarter Ended March 29, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$169,616	$19,802	$(7,279)	$182,139
Cost of sales	13	114,021	14,364	(7,279)	121,119

Gross profit	(13)	55,595	5,438	—	61,020
Selling, general and administrative expenses	5,443	35,570	2,622	—	43,635
Restructuring and other infrequent expenses	—	175	—	—	175
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(5,456)	16,498	2,816	—	13,858
Interest expense, net	9,758	166	(127)	—	9,797
Share of net income of subsidiaries under equity method	17,610	1,951	—	(19,561)	—

Income (loss) before income taxes	2,396	18,283	2,943	(19,561)	4,061
Income tax expense	—	673	992	—	1,665

Net income (loss)	$2,396	$17,610	$1,951	$(19,561)	$2,396

Condensed Consolidating Statement of Operations
Fiscal Quarter Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$168,539	$18,949	$(12,854)	$174,634
Cost of sales	42	114,543	14,390	(12,854)	116,121

Gross profit	(42)	53,996	4,559	—	58,513
Selling, general and administrative expenses	3,772	35,868	2,586	—	42,226
Restructuring and other infrequent expenses	—	49	—	—	49
Amortization of intangibles	—	3,005	160	—	3,165

(Loss) income from operations	(3,814)	15,074	1,813	—	13,073
Interest expense, net	10,747	241	(82)	—	10,906
Share of net income of subsidiaries under equity method	15,306	1,180	—	(16,486)	—

Income (loss) before income taxes	745	16,013	1,895	(16,486)	2,167
Income tax expense	—	173	715	—	888

Net income (loss)	$745	$15,840	$1,180	$(16,486)	$1,279

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Fiscal Quarter Ended March 29, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,396	$17,610	$1,951	$(19,561)	$2,396
Non-cash adjustments	(1,466)	(8,280)	(1,152)	19,561	8,663
Changes in operating assets and liabilities	(996)	(6,602)	(1,793)	—	(9,391)

Net cash (used in) provided by operating activities	(66)	2,728	(994)	—	1,668
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,140)	(1,426)	(3)	—	(3,569)

Net cash used in investing activities	(2,140)	(1,426)	(3)	—	(3,569)
Cash flows from financing activities:
Payments on capital lease obligations	—	(6)	—	—	(6)
Payments on senior term notes	(837)	—	—	—	(837)
Proceeds from senior secured credit facility, net	2,500	—	—	—	2,500

Net cash provided by (used in) financing activities	1,663	(6)	—	—	1,657
Effect of exchange rate changes on cash and cash equivalents	—	—	239	—	239

(Decrease) increase in cash and cash equivalents	(543)	1,296	(758)	—	(5)
Cash and cash equivalents, beginning of year	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of year	$2,556	$3,116	$11,246	$—	$16,918

Condensed Consolidating Statement of Cash Flows
Fiscal Quarter Ended March 31, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$745	$15,559	$1,181	$(16,206)	$1,279
Non-cash adjustments	(17,792)	7,887	1,135	16,206	7,436
Changes in operating assets and liabilities, net of effects from purchase of business	(4,347)	(23,623)	(4,206)	—	(32,176)

Net cash used in operating activities	(21,394)	(177)	(1,890)	—	(23,461)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,939)	(2,149)	(133)	—	(4,221)
Settlement of preacquisition contingency	—	—	2,178	—	2,178
Purchase of business, net of cash acquired	—	(500)	—	—	(500)

Net cash (used in) provided by investing activities	(1,939)	(2,649)	2,045	—	(2,543)
Cash flows from financing activities:
Payments on capital lease obligations	—	(9)	—	—	(9)
Payments on senior term notes	(838)	—	—	—	(838)
Proceeds from senior secured credit facility, net	23,300	—	—	—	23,300

Net cash provided by (used in) financing activities	22,462	(9)	—	—	22,453
Effect of exchange rate changes on cash and cash equivalents	—	—	232	—	232

(Decrease) increase in cash and cash equivalents	(871)	(2,835)	387	—	(3,319)
Cash and cash equivalents, beginning of year	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of year	$656	$(150)	$6,074	$—	$6,580

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND INFORMATION
     This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, including the risks outlined under “Risk Factors” in our 2007 Annual Report on Form 10-K, will be important in determining future results.
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
OVERVIEW
     We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports and in various action sports, including cycling, snow sports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands - Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets and accessories) and Riddell (football and baseball equipment and reconditioning services). Together, these brands represent the vast majority of our sales.
     For the fiscal quarters ended March 29, 2008 and March 31, 2007, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.
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
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	March 29,	% of	March 31,	% of
	2008	Net Sales	2007	Net Sales
	(Dollars in millions)
Net sales	$182.1	100.0%	$174.6	100.0%
Cost of sales	121.1	66.5%	116.1	66.5%

Gross profit	61.0	33.5%	58.5	33.5%
Selling, general and administrative expenses	43.6	23.9%	42.2	24.2%
Restructuring and other infrequent expenses	0.2	0.1%	—	0.0%
Amortization of intangibles	3.3	1.9%	3.2	1.8%

Income from operations	$13.9	7.6%	$13.1	7.5%

Net Sales
     The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended
	March 29,	March 31,	Change
	2008	2007	$	%
	(Dollars in millions)
Team Sports	$100.8	$102.0	$(1.2)	(1.2%)
Action Sports	81.3	72.6	8.7	12.0%

	$182.1	$174.6	$7.5	4.3%

     Net sales for the first fiscal quarter of 2008 increased $7.5 million, or 4.3%, as compared to the first fiscal quarter of 2007. Team Sports net sales decreased $1.2 million, or 1.2% as compared to the prior year. Team Sports sales decreased primarily due to decreased sales of football and ice hockey equipment and reconditioning services, which was partially offset by increased sales of baseball and softball equipment and accessories. Action Sports net sales increased $8.7 million, or 12.0% when compared to the prior year. Action Sports sales increased primarily due to increased sales of cycling helmets and accessories, snow helmets, eyewear and fitness related products.

Cost of Sales
     The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended
	March 29,	% of	March 31,	% of
	2008	Net Sales	2007	Net Sales
	(Dollars in millions)
Team Sports	$63.4	62.9%	$65.7	64.4%
Action Sports	57.7	71.0%	50.4	69.4%

	$121.1	66.5%	$116.1	66.5%

     For the first fiscal quarter of 2008, cost of sales was $121.1 million, or 66.5% of net sales, as compared to $116.1 million, or 66.5% of net sales for the first fiscal quarter of 2007. Team Sports cost of sales was $63.4 million, or 62.9% of net sales, as compared to $65.7 million, or 64.4% of net sales in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States and increased selling prices to our customers. Action Sports cost of sales was $57.7 million, or 71.0% of net sales, as compared to $50.4 million or 69.4% of net sales, in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to increases in raw material, finished goods and freight costs, offset partially by increased selling prices to our customers.
Gross Profit
     The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended
	March 29,	% of	March 31,	% of
	2008	Net Sales	2007	Net Sales
	(Dollars in millions)
Team Sports	$37.4	37.1%	$36.3	35.6%
Action Sports	23.6	29.0%	22.2	30.6%

	$61.0	33.5%	$58.5	33.5%

     For the first fiscal quarter of 2008, gross profit was $61.0 million, or 33.5% of net sales as compared to $58.5 million, or 33.5% of net sales for the first fiscal quarter of 2007. Team Sports gross profit of 37.1% of net sales increased 1.5 percentage points compared to the first fiscal quarter of 2007. The increase is primarily due to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States and increased selling prices to our customers. Action Sports gross profit of 29.0% of net sales decreased 1.6 percentage points compared to the first fiscal quarter of 2007, primarily due to increases in raw material, finished goods and freight costs, offset partially by increased selling prices to our customers.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $1.4 million or 3.3% for the first fiscal quarter of 2008, as compared to the first fiscal quarter of 2007. The increase primarily relates to investments in research and development expense, increased depreciation expense related to information technology capital expenditures and product liability expense.
Restructuring Expenses
     Restructuring expenses increased $0.2 million for the first fiscal quarter of 2008, as compared to the first fiscal quarter of 2007. The increase relates to closure of the Van Nuys, California manufacturing facility.
Amortization of Intangibles
     Amortization of intangibles increased $0.1 million, or 5.9%, for the first fiscal quarter of 2008, as compared to the first fiscal quarter of 2007. The increase was due to a purchase accounting adjustment that reduced the first quarter 2007 amortization.

Interest Expense
     Interest expense decreased $1.1 million during the first fiscal quarter of 2008, as compared to the first fiscal quarter of 2007. The decrease was due to reduced debt levels and lower borrowing rates in 2008.
Income Tax Expense
     We recorded an income tax expense of $1.7 million for the first fiscal quarter of 2008, as compared to an income tax expense of $0.9 million for the first fiscal quarter of 2007. Our effective tax rate was 41.0% for both the first fiscal quarters of 2008 and 2007. For both the fiscal quarters ended March 29, 2008, and March 31, 2007, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.
RESTRUCTURING
     In connection with our acquisition of Easton, we initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we commenced the closure of one of our manufacturing facilities in Van Nuys, California. Substantially all manufacturing at this location, which relates to the Company’s Team Sports segment, ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with our strategy to lower overall product costs.
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in millions)
Balance as of December 29, 2007	$0.2	$0.4	$0.6
Costs accrued and expensed during the quarter	—	0.2	0.2
Less: amounts paid during the quarter	(0.1)	(0.6)	(0.7)

Balance as of March 29, 2008	$0.1	$—	$0.1

     The accrual of $0.6 million as of December 29, 2007 was included as part of purchase accounting. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of March 29, 2008, approximately 209 employees had been terminated. The $0.1 million of restructuring costs accrued at March 29, 2008 are expected to be paid during 2008.
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

Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a new senior secured credit facility with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. This new senior secured credit facility provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of March 29, 2008, we had $329.1 million outstanding under the term loan facility, $8.0 million outstanding under the U.S. revolving credit facility and also had availability to borrow an additional $59.3 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.
     The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or a LIBOR rate, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the term loan is initially 1.75% for the LIBOR rate and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for the LIBOR rate and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are initially 2.00% for the LIBOR rate or Canadian bankers’ acceptance rate and 1.00% for the Canadian base rate. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for the LIBOR rate or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon our leverage ratio as calculated under the credit agreement.
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
     Our senior secured credit facility imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our senior secured credit facility requires us to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit. As of March 29, 2008, we were in compliance with all of our covenants.
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

Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $2.7 million and $2.9 million at March 29, 2008 and March 31, 2007, respectively.
     Cash provided by operating activities was $1.7 million for the first fiscal quarter of 2008, as compared to cash used in operations of $23.5 million in the first fiscal quarter of 2007. The decrease in usage of operating cash reflects the impact of efficiencies in the utilization of inventory and increased accrued expenses, offset partially by an increase in accounts receivable related to sales growth. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year.
     We had $270.0 million in working capital as of March 29, 2008, as compared to $262.8 million at December 29, 2007. Accounts receivable was $22.4 million higher at March 29, 2008 than at December 29, 2007, offset by a decrease in inventory of $12.5 million. The increase in accounts receivable is related to the normal increase in seasonal business in both segments.
     Cash used in investing activities was $3.6 million for the first fiscal quarter of 2008, as compared to $2.5 million used in the first fiscal quarter of 2007. The $3.6 million for the first fiscal quarter of 2008 was related to the purchase of property, plant and equipment. During the first quarter of 2007, there were $4.2 million of expenditures for property, plant and equipment and $0.5 million for the acquisition of the assets of Shanghai Cyclo which were partially offset by the settlement of the preacquisition contingency for $2.2 million.
     Cash provided by financing activities was $1.7 million for the first fiscal quarter of 2008, as compared to $22.5 million provided in the first fiscal quarter of 2007. The primary reason for the decrease is due to lower borrowings on our revolving credit facility.
     Capital expenditures for the first fiscal quarter of 2008 were $3.6 million, as compared to $4.2 million for the first fiscal quarter of 2007. Capital expenditures made for both periods were primarily related to the implementation of our ERP system and enhancing new and existing products.
     Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 58.2% at both March 29, 2008 and December 29, 2007.
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
OUTLOOK
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2008 will be affected by the following:
•	Retail Market Conditions. As a result of the slowing U.S. economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. However, despite these trends, our focus on innovation and providing the “best in class” products has been a proven recipe during strong economic times and one that we are confident will be successful, albeit at a slower pace, during “softer” economic times.

•	Introduction of New Products. In 2008, we expect to introduce several new products that capitalize on the strength of our brands. Those introductions include a new line of snow goggles and cycling sunglasses under the Giro brand and an expanded line of premium composite and aluminum bats and composite hockey sticks, along with the introduction of hockey helmets under the Easton brand. Other new products include premium cycling and snow helmets under the Bell and Giro brands and an expanded line of carbon fiber wheels under the Easton brand. Successful new product introductions have historically driven enthusiasm for our brands and resulted in higher average selling prices and higher gross profit margins. We also expect that we will enter adjacent categories and sports from time-to-time through either organic initiatives or through acquisitions.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are in the process of implementing SAP’s ERP, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, the cost to implement SAP’s ERP could be higher than initially anticipated. We employ an implementation team of specialists and expect to complete our phased roll-out of ERP across all of our businesses in 2009. When completed, we expect that the system will streamline reporting and enhance internal controls.

•	Operations and Manufacturing. In 2008, we began a comprehensive three year effort to further streamline our distribution, logistics and manufacturing operations worldwide. During 2007, we contracted with a well-known operations consulting group to identify and scope our options to lower costs, improve customer service and gain incremental capacity from our supply chain. This is part of the continuing plan to support our long-term growth by investing in our operations management and infrastructure. This process will ultimately bring uniform methodologies for inventory management, transportation optimization, manufacturing efficiency and the delivery of a high level of customer service to each of our businesses. We expect that this enterprise-wide implementation will change the size, nature and number of our distribution and manufacturing facilities with minimal risk to ongoing operations. We will utilize an implementation team of Easton-Bell operation’s executives and expect to complete our phased roll-out across all of our businesses by 2010. When completed, we expect to have lowered the costs to produce and deliver our products to the marketplace through an infrastructure built to meet the needs of our long-term growth plans. However, as we have in the past and may continue in the future to transition the production of products from our own facilities to third party suppliers, we may become more vulnerable to increased sourced product costs and our ability to mitigate such cost increases may be diminished.

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a new senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of March 29, 2008, the outstanding principal balance under our term loan facility was $329.1 million and we had $8.0 million outstanding under our U.S. revolving credit facility. We expect our interest expense in 2008 to decrease due to lower borrowing rates and reduced debt levels. We presently hedge our variable interest rate debt, and our actual interest expense will be partially determined by LIBOR trends.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K dated December 29, 2007 (Reg. No. 333-123927).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
     One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. At March 29, 2008, there were foreign currency forward contracts in effect for the purchase of U.S. $9.5 million aggregated notional amounts, or approximately Cdn $9.7 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
     Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency instruments in place at March 29, 2008, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected quarterly earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increased materials costs would likely be partially offset by a positive impact on revenues due to our sales internationally and the conversion of those international sales into U.S. dollars.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into a senior secured credit facility, consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of March 29, 2008, the outstanding principal balance under our term loan facility was $329.1 million and we had $8.0 million outstanding under our U.S. revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate level would result in approximately a $0.6 million increase in interest expense for the fiscal quarter ended March 29, 2008.
     As of June 15, 2006, our senior secured credit facility required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of March 29, 2008, approximately 56.5% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness. We have entered into an interest rate cap for $125.0 million of our outstanding term indebtedness.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 29, 2008, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in various suits and claims all of which constitute ordinary, routine litigation incidental to the business. We believe that none of the claims or actions, either individually or in the aggregate, is material to our business or financial condition.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Information” in this report.
Item 6. Exhibits
     (a) The following documents are filed as part of this Form 10-Q:

The filings referenced for
Exhibit		incorporation by reference
Number	Description of Exhibit	are:
10.1	Employment Agreement with Daniel J. Arment	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTON-BELL SPORTS, INC. Registrant
Dated: May 13, 2008	/s/ Paul E. Harrington
Paul E. Harrington
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 13, 2008	/s/ Mark A. Tripp
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)