Form 10-Q
period 2008-06-28
EASTON-BELL SPORTS, INC.
filed 2008-08-11
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of July 31, 2008, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 28,	December 29,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,176	$16,923
Accounts receivable, net	243,731	200,380
Inventories, net	115,732	135,335
Prepaid expenses	6,929	9,774
Deferred taxes	6,782	6,782
Other current assets	7,222	5,450

Total current assets	408,572	374,644
Property, plant and equipment, net	41,394	40,622
Deferred financing fees, net	13,844	15,633
Intangible assets, net	310,521	317,225
Goodwill	203,441	203,441
Other assets	11,095	4,925

Total assets	$988,867	$956,490

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$3,350
Revolving credit facility	—	5,500
Current portion of capital lease obligations	21	21
Accounts payable	59,150	60,586
Accrued expenses	47,792	42,338

Total current liabilities	110,313	111,795
Long-term debt, less current portion	464,950	466,625
Capital lease obligations, less current portion	134	145
Deferred taxes	38,877	25,058
Other noncurrent liabilities	14,610	11,880

Total liabilities	628,884	615,503

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at June 28, 2008 and December 29, 2007	—	—
Additional paid-in capital	339,120	337,277
Retained earnings (deficit)	15,815	(2,040)
Accumulated other comprehensive income	5,048	5,750

Total stockholder’s equity	359,983	340,987

Total liabilities and stockholder’s equity	$988,867	$956,490

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$220,810	$206,370	$402,949	$381,004
Cost of sales	139,398	129,986	260,517	246,107

Gross profit	81,412	76,384	142,432	134,897
Selling, general and administrative expenses	46,004	43,291	89,639	85,517
Restructuring and other infrequent expenses	317	52	492	101
Amortization of intangibles	3,352	3,352	6,704	6,517

Income from operations	31,739	29,689	45,597	42,762
Interest expense, net	2,370	10,878	12,167	21,785
Gain on sale of property, plant and equipment	—	(1,852)	—	(1,852)

Income before income taxes	29,369	20,663	33,430	22,829
Income tax expense	13,909	8,602	15,575	9,491

Net income	15,460	12,061	17,855	13,338
Other comprehensive income:
Foreign currency translation adjustment	119	2,190	(702)	2,422

Comprehensive income	$15,579	$14,251	$17,153	$15,760

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Two Fiscal Quarters Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$17,855	$13,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,614	11,397
Amortization of deferred financing fees	1,789	2,208
Equity compensation expense	1,843	1,402
Deferred income tax expense	13,819	6,050
Gain on sale of property, plant and equipment	—	(1,852)
Disposal of property, plant and equipment	4	75
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(44,155)	(47,227)
Inventories, net	19,102	7,648
Other current and noncurrent assets	(5,097)	4,065
Accounts payable	(1,329)	(1,719)
Accrued expenses	5,716	(17,397)
Other current and noncurrent liabilities	2,730	(722)

Net cash provided by (used in) operating activities	24,891	(22,734)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,718)	(7,222)
Proceeds from sale of property held for sale	—	2,741
Settlement of preacquisition contingency	—	2,178
Purchase of businesses, net of cash acquired	—	(1,569)

Net cash used in investing activities	(6,718)	(3,872)

Cash flows from financing activities:
Payments on senior term notes	(1,675)	(1,675)
Proceeds from revolving credit facility	23,000	88,100
Payments on revolving credit facility	(28,500)	(61,600)
Payments on capital lease obligations	(11)	(23)

Net cash (used in) provided by financing activities	(7,186)	24,802

Effect of exchange rate changes on cash and cash equivalents	266	(268)
Increase (decrease) in cash and cash equivalents	11,253	(2,072)

Cash and cash equivalents, beginning of period	16,923	9,899

Cash and cash equivalents, end of period	$28,176	$7,827

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
1. Basis of Presentation
     Unless otherwise indicated, all references in this Form 10-Q to “Easton-Bell,” “we”, “us”, “our”, and “the Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries, and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively, in each case, prior to its acquisition by Easton-Bell Sports, Inc. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp. (“RBG”), which is a wholly-owned subsidiary of EB Sports Corp., which is a wholly-owned subsidiary of Easton-Bell Sports, LLC, our ultimate parent company (our “Parent”).
     These unaudited consolidated financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
     The Company’s quarterly periods are 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s second quarter of fiscal year 2008 ended on June 28, and the second quarter of fiscal year 2007 ended on June 30.
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
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination:

		Facility
	Employee	Closure
	Severance	Costs	Total

Balance as of December 29, 2007	$196	$370	$566
Costs accrued and expensed during the first fiscal quarter	—	175	175
Less: amounts paid during the first fiscal quarter	(50)	(545)	(595)

Balance as of March 29, 2008	$146	$—	$146
Costs accrued and expensed during the second fiscal quarter	—	317	317
Less: amounts paid during the second fiscal quarter	—	(317)	(317)

Balance as of June 28, 2008	$146	$—	$146

     The accrual of $566 as of December 29, 2007 was included as part of purchase accounting. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of June 28, 2008, approximately 209 employees had been terminated. The remaining $146 of restructuring costs accrued at June 28, 2008 are expected to be paid during 2008.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
3. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	June 28, 2008		December 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,209)	$1,702	$(1,086)
Customer relationships	59,180	(22,763)	59,180	(20,042)
Patents	60,345	(20,130)	60,345	(16,900)
Licensing and other	5,900	(2,888)	5,900	(2,258)

Total	$127,127	$(46,990)	$127,127	$(40,286)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     Goodwill by segment as of June 28, 2008 and December 29, 2007 is as follows:

	Team	Action
	Sports	Sports	Consolidated

Balance as of June 28, 2008 and December 29, 2007	$141,977	$61,464	$203,441

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under SFAS No. 142, Goodwill and Other Intangible Assets. The results of the Company’s analyses conducted in 2007 indicated that no reduction in the carrying amount of goodwill was required.
4. Long-Term Debt
     Long-term debt consisted of the following:

	June 28, 2008	December 29, 2007

Senior Secured Credit Facility:
Term loan facility	$328,300	$329,975
U.S. revolving credit facility	—	5,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	155	166

Total long-term debt	468,455	475,641
Less current maturities of long-term debt	(3,371)	(8,871)

Long-term debt, less current portion	$465,084	$466,770

Senior Secured Credit Facility
     On March 16, 2006, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At June 28, 2008, the Company had $328,300 outstanding under the term loan facility and zero outstanding under both the U.S. and the Canadian revolving credit facilities.
     The applicable margin percentage for the term loan is initially 1.75% for the London Interbank Offered Rate (“LIBOR”) and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for LIBOR and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the Credit Agreement. The applicable margin percentages for the revolving loan facilities are 2.00% for LIBOR or Canadian bankers’ acceptance rate and 1.00% for the U.S. and Canadian base rates. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for LIBOR or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon the Company’s leverage ratio as calculated under the Credit Agreement.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG and certain of the Company’s domestic subsidiaries have guaranteed all of the obligations (both U.S. and Canadian) under the Credit Agreement, and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Under the terms of the pledge and security agreement entered into by the Company and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the other U.S. collateral documents, the Company and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Under the terms of the Canadian pledge and security agreement entered into by the Canadian borrowers and certain of the Company’s domestic subsidiaries, as well as the terms set forth in the Canadian collateral documents, the Canadian borrowers and such subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility, and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally.
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
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of June 28, 2008, the Company was in compliance with all of its covenants under the Credit Agreement.
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
     Cash payments for interest were $8,773 and $7,389 for the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively. For the first two fiscal quarters, cash payments for interest were $14,598 and $19,778 for 2008 and 2007, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $1,791 and $2,946 at June 28, 2008 and June 30, 2007, respectively.
     In connection with a debt refinancing and the related syndication of debt, the Company recorded $12,166 of debt issuance costs during the year ended December 30, 2006. The Company amortized $894 and $1,102 of debt issuance costs during the second fiscal quarter of 2008 and 2007, respectively. For the first two fiscal quarters, the Company amortized $1,789 and $2,208 of debt issuance costs for 2008 and 2007, respectively.
5. Accrued Expenses
     Accrued expenses consist of the following:

	June 28, 2008	December 29, 2007

Salaries, wages, commissions and bonuses	$11,675	$6,875
Advertising	4,979	5,017
Restructuring	146	566
Defective products	689	938
Rebates	5,756	4,412
Warranty	3,750	3,390
Product liability — current portion	2,845	2,443
Royalties	1,839	1,858
Interest	4,266	3,227
Other	11,847	13,612

Total accrued expenses	$47,792	$42,338

6. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following:

	June 28, 2008	December 29, 2007

Raw materials	$15,709	$14,862
Work-in-process	1,994	1,928
Finished goods	98,029	118,545

Inventories, net	$115,732	$135,335

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
     Segment results for the fiscal quarter ended June 28, 2008 and June 30, 2007, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated

June 28, 2008
Net sales	$132,305	$88,505	$220,810
Income from operations	30,765	9,184	39,949
Depreciation	1,546	1,440	2,986
Capital expenditures	2,337	812	3,149
June 30, 2007
Net sales	$125,453	$80,917	$206,370
Income from operations	29,957	8,603	38,560
Depreciation	1,157	1,281	2,438
Capital expenditures	527	2,460	2,987

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)

	Team	Action
Two Fiscal Quarters Ended	Sports	Sports	Consolidated

June 28, 2008
Net sales	$233,088	$169,861	$402,949
Income from operations	46,126	16,550	62,676
Depreciation	3,050	2,860	5,910
Capital expenditures	4,611	2,107	6,718
June 30, 2007
Net sales	$227,428	$153,576	$381,004
Income from operations	42,596	16,031	58,627
Depreciation	2,320	2,560	4,880
Capital expenditures	1,850	5,372	7,222

	Team	Action
	Sports	Sports	Consolidated

Assets
As of June 28, 2008	$613,236	$375,631	$988,867
As of December 29, 2007	589,965	366,525	956,490
     A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Segment income from operations	$39,949	$38,560	$62,676	$58,627
Equity compensation expense	(1,011)	(706)	(1,843)	(1,402)
Corporate expenses	(3,530)	(4,761)	(8,040)	(7,845)
Restructuring and other infrequent expenses	(317)	(52)	(492)	(101)
Amortization of intangibles	(3,352)	(3,352)	(6,704)	(6,517)

Consolidated income from operations	$31,739	$29,689	$45,597	$42,762

9. Product Liability, Litigation and Other Contingencies
Product Liability
     The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot be determined. Management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, the Company’s previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
10. Income Taxes
     The Company recorded income tax expenses of $15,575 and $9,491 for the first two fiscal quarters ended June 28, 2008, and June 30, 2007, respectively. The Company’s effective tax rate was 46.6% through the first two fiscal quarters of 2008, as compared to 41.6% through the first two fiscal quarters of 2007. For the fiscal quarter ended June 28, 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property.
11. Derivative Instruments and Hedging Activity
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of June 28, 2008, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
     The Company entered into an interest rate swap agreement effective April 15, 2008 with a fixed USD LIBOR of 2.921% expiring in April 15, 2011. The swap has a notional amount of $275,000 which decreases to $250,000 on April 15, 2009 and to $225,000 on April 15, 2010. The settlement dates for the swap occur on a quarterly basis on the 15th day of each July, October, January and April until expiration of the agreement. The swap agreement is not designated as a hedge, and therefore, under SFAS 133 is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.
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
     At June 28, 2008, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was $5,301 at June 28, 2008 and is recorded in the non-current portion of other assets in the accompanying Consolidated Balance Sheets with the corresponding credit to interest expense. During the second fiscal quarter of 2008, interest expense of $116 was recorded in relation to the swap.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company has a foreign subsidiary that entered into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At June 28, 2008, there were contracts in effect for the purchase of U.S. $6,500 aggregated notional amounts, or approximately Cdn $6,580. At December 29, 2007, there were contracts in effect for the purchase of U.S. $12,500 aggregated notional amounts, or approximately Cdn $12,231. These contracts are not designated as hedges, and therefore, under SFAS 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. As of June 28, 2008 and December 29, 2007, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented liabilities of approximately $231 and $630, respectively. These amounts are recorded in accrued expenses in the accompanying Consolidated Balance Sheets. Changes in fair value of the foreign currency exchange contracts are reflected in earnings each period.
     The Company was required by June 15, 2006, under its Credit Agreement, to have interest rate hedging agreements in place such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of June 28, 2008 and December 29, 2007, with the addition of the interest rate swap effective April 2008, the Company had approximately 100% and 56.4%, respectively, of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. During the first two fiscal quarters of 2008 and 2007, additional interest expense of $53 for both periods related to the interest rate cap was recorded. The fair market value of the interest rate cap, using Level 2 inputs from a third party bank was zero at both June 28, 2008 and December 29, 2007.
12. Equity-Based Employee Compensation
     On March 16, 2006, the Parent adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated its 2003 Equity Incentive Plan. The 2006 Plan provides for the issuance of Class B Common Units of the Parent (“Units”), which represent profit interests in the Parent. Accordingly, Class B unit holders are entitled to share in the distribution of profits of the Parent above a certain threshold, which is defined as the fair value of the Unit at the date of grant. The Units issued under the 2006 Plan vest based on both time and performance. Time vesting occurs over a four-year period measured from the date of the grant and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the Units, whether subject to time or performance vesting, become vested in the event of an initial public offering. If a change of control occurs and a holder of the Units is continuously employed by the Company until such change of control, then a portion of the unvested time based Units and performance Units will vest in various amounts depending on the internal rate of return achieved by certain investors in the Parent as a result of the change of control. The Units qualify as equity instruments.
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (“SFAS 123R”), which was finalized in December 2004 and amended SFAS No. 123, Accounting for Stock Based Compensation, using the prospective transition method. Under SFAS 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, floor of the Unit (dividend threshold) of $1.48 and $1.76 for Units issued during the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, Shared Based Payment.
     During the two fiscal quarters ended June 28, 2008 and June 30, 2007, the following assumptions were used in the Black-Scholes Option Pricing Model:

	Two Fiscal Quarters Ended
	June 28, 2008	June 30, 2007
Expected term	4 years	4 years
Dividend yield	0.0%	0.0%
Forfeiture rate	7.7%	7.7%
Risk-free interest rate	1.5 to 2.0%	5.1 to 5.2%
Expected volatility(1)	39.0 to 46.0%	46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company records compensation expense using the fair value of the Units granted after the adoption of SFAS 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of June 28, 2008, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and two fiscal quarters ended June 28, 2008 and June 30, 2007:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Equity compensation expense	$1,011	$706	$1,843	$1,402

     As of June 28, 2008, there was $15,342 of unrecognized compensation costs, net of estimated forfeitures, related to the Units, comprised of $7,452 related to time based vesting units and $7,890 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company’s Unit activity for the fiscal quarter ended June 28, 2008 under the Plan is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 29, 2007	27,056,989	$2.10
Granted	1,650,000	$1.76
Forfeited	(5,194,761)	$2.14

Outstanding at March 29, 2008	23,512,228	$2.06
Granted	8,127,576	$1.48
Forfeited	(1,880,309)	$2.14

Outstanding at June 28, 2008	29,759,495	$1.90

Vested Units at June 28, 2008	8,137,366	$2.04

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
     The following is a reconciliation of the changes in the Company’s product warranty liability for the first two fiscal quarters ended June 28, 2008 and June 30, 2007.

	2008	2007
Beginning of fiscal year	$3,390	$2,981
Warranty costs incurred during the period	(1,307)	(1,502)
Warranty cost liability recorded during the period	1,425	1,445

End of first fiscal quarter	3,508	2,924
Warranty costs incurred during the period	(2,115)	(1,501)
Warranty cost liability recorded during the period	2,357	1,643

End of second fiscal quarter	$3,750	$3,066

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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal quarter ended June 28, 2008 and June 30, 2007, Easton paid approximately $344 and $723, respectively, in rent pursuant to such affiliate leases. During the first two fiscal quarters ended June 28, 2008 and June 30, 2007, Easton paid approximately $779 and $1,443, respectively, in rent pursuant to such affiliate leases.
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
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the second fiscal quarter of 2008, the first two fiscal quarters of 2008 and the respective prior periods in 2007. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
June 28, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$12,996	$10,205	$4,975	$—	$28,176
Accounts receivable, net	—	199,830	43,901	—	243,731
Inventories, net	—	98,435	17,297	—	115,732
Prepaid expenses	772	5,816	341	—	6,929
Deferred taxes	552	6,230	—	—	6,782
Other current assets	—	6,549	673	—	7,222

Total current assets	14,320	327,065	67,187	—	408,572
Property, plant and equipment, net	12,793	27,462	1,139	—	41,394
Deferred financing fees, net	13,844	—	—	—	13,844
Investments and intercompany receivables	421,999	45,439	14,860	(482,298)	—
Intangible assets, net	—	304,242	6,279	—	310,521
Goodwill	16,195	182,055	5,191	—	203,441
Other assets	5,301	5,794	—	—	11,095

Total assets	$484,452	$892,057	$94,656	$(482,298)	$988,867

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Current portion of capital lease obligations	—	21	—	—	21
Accounts payable	—	49,690	9,460	—	59,150
Accrued expenses	6,780	31,270	9,742	—	47,792

Total current liabilities	10,130	80,981	19,202	—	110,313
Long-term debt, less current portion	464,950	—	—	—	464,950
Capital lease obligations, less current portion	—	134	—	—	134
Deferred taxes	—	35,324	3,553	—	38,877
Other noncurrent liabilities	—	9,307	5,303	—	14,610
Long-term intercompany payables	—	447,636	—	(447,636)	—

Total liabilities	475,080	573,382	28,058	(447,636)	628,884
Total stockholder’s equity	9,372	318,675	66,598	(34,662)	359,983

Total liabilities and stockholder’s equity	$484,452	$892,057	$94,656	$(482,298)	$988,867

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Fiscal Quarter Ended June 28, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194,969	$35,908	$(10,067)	$220,810
Cost of sales	3	125,640	23,822	(10,067)	139,398

Gross profit	(3)	69,329	12,086	—	81,412
Selling, general and administrative expenses	6,387	36,536	3,081	—	46,004
Restructuring and other infrequent expenses	—	317	—	—	317
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(6,390)	29,124	9,005	—	31,739
Interest expense, net	2,212	206	(48)	—	2,370
Share of net income of subsidiaries under equity method	24,062	6,396	—	(30,458)	—

Income (loss) before income taxes	15,460	35,314	9,053	(30,458)	29,369
Income tax expense	—	11,252	2,657	—	13,909

Net income (loss)	$15,460	$24,062	$6,396	$(30,458)	$15,460

Consolidating Statement of Operations
Fiscal Quarter Ended June 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$185,161	$32,958	$(11,749)	$206,370
Cost of sales	90	118,412	23,233	(11,749)	129,986

Gross profit	(90)	66,749	9,725	—	76,384
Selling, general and administrative expenses	5,343	35,518	2,430	—	43,291
Restructuring and other infrequent expenses	—	52	—	—	52
Amortization of intangibles	—	3,186	166	—	3,352

(Loss) income from operations	(5,433)	27,993	7,129	—	29,689
Interest expense, net	10,663	240	(25)	—	10,878
Gain on sale of property, plant and equipment	—	(1,852)	—	—	(1,852)
Share of net income of subsidiaries under equity method	28,690	5,019	—	(33,709)	—

Income (loss) before income taxes	12,594	34,624	7,154	(33,709)	20,663
Income tax expense	—	6,467	2,135	—	8,602

Net income (loss)	$12,594	$28,157	$5,019	$(33,709)	$12,061

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Two Fiscal Quarters Ended June 28, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$364,585	$55,710	$(17,346)	$402,949
Cost of sales	16	239,661	38,186	(17,346)	260,517

Gross profit	(16)	124,924	17,524	—	142,432
Selling, general and administrative expenses	11,830	72,106	5,703	—	89,639
Restructuring and other infrequent expenses	—	492	—	—	492
Amortization of intangibles	—	6,704	—	—	6,704

(Loss) income from operations	(11,846)	45,622	11,821	—	45,597
Interest expense, net	11,970	372	(175)	—	12,167
Share of net income of subsidiaries under equity method	41,671	8,347	—	(50,018)	—

Income (loss) before income taxes	17,855	53,597	11,996	(50,018)	33,430
Income tax expense	—	11,926	3,649	—	15,575

Net income (loss)	$17,855	$41,671	$8,347	$(50,018)	$17,855

Consolidating Statement of Operations
Two Fiscal Quarters Ended June 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$353,700	$51,907	$(24,603)	$381,004
Cost of sales	132	232,955	37,623	(24,603)	246,107

Gross profit	(132)	120,745	14,284	—	134,897
Selling, general and administrative expenses	9,115	71,386	5,016	—	85,517
Restructuring and other infrequent expenses	—	101	—	—	101
Amortization of intangibles	—	6,191	326	—	6,517

(Loss) income from operations	(9,247)	43,067	8,942	—	42,762
Interest expense, net	21,411	481	(107)	—	21,785
Gain on sale of property, plant and equipment	—	(1,852)	—	—	(1,852)
Share of net income of subsidiaries under equity method	43,996	6,199	—	(50,195)	—

Income (loss) before income taxes	13,338	50,637	9,049	(50,195)	22,829
Income tax expense	—	6,641	2,850	—	9,491

Net income (loss)	$13,338	$43,996	$6,199	$(50,195)	$13,338

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended June 28, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$28,756	$41,671	$8,347	$(60,919)	$17,855
Non-cash adjustments	(9,061)	(20,144)	(1,645)	60,919	30,069
Changes in operating assets and liabilities	531	(9,576)	(13,988)	—	(23,033)

Net cash provided by (used in) operating activities	20,226	11,951	(7,286)	—	24,891
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,154)	(3,554)	(10)	—	(6,718)

Net cash used in investing activities	(3,154)	(3,554)	(10)	—	(6,718)
Cash flows from financing activities:
Payments on capital lease obligations	—	(11)	—	—	(11)
Payments on senior term notes	(1,675)	—	—	—	(1,675)
Payments on senior secured credit facility, net	(5,500)	—	—	—	(5,500)

Net cash used in financing activities	(7,175)	(11)	—	—	(7,186)
Effect of exchange rate changes on cash and cash equivalents	—	—	266	—	266

Increase (decrease) in cash and cash equivalents	9,897	8,386	(7,030)	—	11,253
Cash and cash equivalents, beginning of period	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of period	$12,996	$10,206	$4,974	$—	$28,176

Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended June 30, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,338	$43,996	$6,199	$(50,195)	$13,338
Non-cash adjustments	(31,304)	(6,586)	6,975	50,195	19,280
Changes in operating assets and liabilities, net of effects from purchase of business	(2,432)	(36,067)	(16,853)	—	(55,352)

Net cash (used in) provided by operating activities	(20,398)	1,343	(3,679)	—	(22,734)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,289)	(3,680)	(253)	—	(7,222)
Proceeds from sale of property held for sale		2,741		—	2,741
Settlement of preacquisition contingency	—	2,178	—	—	2,178
Purchase of businesses, net of cash acquired	—	(1,569)	—	—	(1,569)

Net cash used in investing activities	(3,289)	(330)	(253)	—	(3,872)
Cash flows from financing activities:
Payments on capital lease obligations	—	(23)	—	—	(23)
Payments on senior term notes	(1,675)	—	—	—	(1,675)
Proceeds from senior secured credit facility, net	26,500	—	—	—	26,500

Net cash provided by (used in) financing activities	24,825	(23)	—	—	24,802
Effect of exchange rate changes on cash and cash equivalents	—	—	(268)	—	(268)

Increase (decrease) in cash and cash equivalents	1,138	990	(4,200)	—	(2,072)
Cash and cash equivalents, beginning of period	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of period	$2,665	$3,675	$1,487	$—	$7,827

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
     For the fiscal quarters ended June 28, 2008 and June 30, 2007, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.
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

     Cost of Sales
     Cost of sales includes the direct cost of purchased merchandise, inbound freight, factory operating costs, distribution and shipping expenses. Cost of sales generally changes as we incur higher or lower costs from our vendors, experience better or worse productivity in our factories and increase or decrease inventory levels as certain fixed overhead is included in inventory. A shift in the composition of our revenues can also result in higher or lower cost of sales as our gross profit margins differ by product. We review our inventory levels on an ongoing basis to identify slow-moving materials and products and generally reserve for excess and obsolete inventory. If we misjudge the market for our products, we may be faced with significant excess inventory and need to allow for higher charges for excess and obsolete inventory. Such charges have reduced our gross profit in some prior periods and may have a material adverse impact depending on the amount of the charge.
     Gross Profit
     Gross profit is equal to our net sales minus our cost of sales. Gross profit margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other sporting goods companies, as we include costs related to distribution and freight in cost of sales. In addition, we state inventories at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead costs, whereas other companies may state inventories on a last-in, first-out basis.
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
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	June 28,	% of	June 30,	% of
	2008	Net Sales	2007	Net Sales
	(Dollars in millions)
Net sales	$220.8	100.0%	$206.4	100.0%
Cost of sales	139.4	63.1%	130.0	63.0%

Gross profit	81.4	36.9%	76.4	37.0%
Selling, general and administrative expenses	46.0	20.8%	43.2	20.9%
Restructuring and other infrequent expenses	0.3	0.2%	0.1	0.1%
Amortization of intangibles	3.4	1.5%	3.4	1.6%

Income from operations	$31.7	14.4%	$29.7	14.4%

	Two Fiscal Quarters Ended
	June 28,	% of	June 30,	% of
	2008	Net Sales	2007	Net Sales
	(Dollars in millions)
Net sales	$402.9	100.0%	$381.0	100.0%
Cost of sales	260.5	64.7%	246.1	64.6%

Gross profit	142.4	35.3%	134.9	35.4%
Selling, general and administrative expenses	89.6	22.2%	85.5	22.5%
Restructuring and other infrequent expenses	0.5	0.1%	0.1	0.0%
Amortization of intangibles	6.7	1.7%	6.5	1.7%

Income from operations	$45.6	11.3%	$42.8	11.2%

Net Sales
     The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 28,	June 30,	Change		June 28,	June 30,	Change
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$132.3	$125.5	$6.8	5.4%	$233.1	$227.4	$5.7	2.5%
Action Sports	88.5	80.9	7.6	9.4%	169.8	153.6	16.2	10.5%

	$220.8	$206.4	$14.4	7.0%	$402.9	$381.0	$21.9	5.7%

     Net sales for the second fiscal quarter of 2008 increased $14.4 million, or 7.0%, as compared to the second fiscal quarter of 2007. Team Sports net sales increased $6.8 million, or 5.4% as compared to the prior year. Team Sports net sales increased due to increased sales of football equipment, reconditioning services and ice hockey equipment, which was partially offset by decreased sales of baseball and softball equipment and accessories, collectible football helmets and apparel. Action Sports net sales increased $7.6 million, or 9.4% when compared to the prior year. Action Sports net sales increased due to increased sales of cycling helmets, accessories and components, snowsports helmets, eyewear and fitness related products.
     During the first two first fiscal quarters of 2008, net sales increased $21.9 million, or 5.7%, as compared to the first two fiscal quarters of 2007. Team Sports net sales increased $5.7 million, or 2.5% as compared to the prior year. Team Sports net sales increased due to increased sales of football equipment, reconditioning services and baseball and softball equipment and accessories, which was partially offset by decreased sales of ice hockey equipment and collectible football helmets. The decrease in sales of ice hockey equipment results from sales programs in the U.S. implemented to improve working capital by shipping product closer to the date sold at retail. Action Sports net sales increased $16.2 million, or 10.5% when compared to the prior year. Action Sports net sales increased due to increased sales of cycling helmets, accessories and components, snowsports helmets, eyewear and fitness related products, which was partially offset by decreased sales of powersports helmets.
Cost of Sales
     The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 28,	% of	June 30,	% of	June 28,	% of	June 30,	% of
	2008	Net Sales	2007	Net Sales	2008	Net Sales	2007	Net Sales
		(Dollars in millions)			(Dollars in millions)
Team Sports	$75.2	56.8%	$71.9	57.3%	$138.6	59.5%	$137.7	60.6%
Action Sports	64.2	72.5%	58.1	71.8%	121.9	71.8%	108.4	70.6%

	$139.4	63.1%	$130.0	63.0%	$260.5	64.7%	$246.1	64.6%

     For the second fiscal quarter of 2008, cost of sales was $139.4 million, or 63.1% of net sales, as compared to $130.0 million, or 63.0% of net sales for the second fiscal quarter of 2007. Team Sports cost of sales was $75.2 million, or 56.8% of net sales, as compared to $71.9 million, or 57.3% of net sales in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States and increased selling prices to our customers. Action Sports cost of sales was $64.2 million, or 72.5% of net sales, as compared to $58.1 million or 71.8% of net sales, in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to increased product costs and royalties, offset partially by increased selling prices to our customers.
     During the first two first fiscal quarters of 2008, cost of sales was $260.5 million, or 64.7% of net sales, as compared to $246.1 million, or 64.6% of net sales for the first two fiscal quarters of 2007. Team Sports cost of sales was $138.6 million, or 59.5% of net sales, as compared to $137.7 million, or 60.6% of net sales in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States and increased selling prices to our customers. Action Sports cost of sales was $121.9 million, or 71.8% of net sales, as compared to $108.4 million or 70.6% of net sales in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to increased product costs and royalties, offset partially by increased selling prices to our customers.

Gross Profit
     The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 28,	% of	June 30,	% of	June 28,	% of	June 30,	% of
	2008	Net Sales	2007	Net Sales	2008	Net Sales	2007	Net Sales
		(Dollars in millions)			(Dollars in millions)
Team Sports	$57.1	43.2%	$53.6	42.7%	$94.5	40.5%	$89.7	39.4%
Action Sports	24.3	27.5%	22.8	28.2%	47.9	28.2%	45.2	29.4%

	$81.4	36.9%	$76.4	37.0%	$142.4	35.3%	$134.9	35.4%

     For the second fiscal quarter of 2008, gross profit was $81.4 million, or 36.9% of net sales as compared to $76.4 million, or 37.0% of net sales for the second fiscal quarter of 2007. Team Sports gross profit of 43.2% of net sales increased 0.5 percentage points compared to the second fiscal quarter of 2007. The increase is primarily due to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States and increased selling prices to our customers. Action Sports gross profit of 27.5% of net sales decreased 0.7 percentage points compared to the second fiscal quarter of 2007, primarily due to increased product costs and royalties, offset partially by increased selling prices to our customers.
     During the first two first fiscal quarters of 2008, gross profit was $142.4 million, or 35.3% of net sales as compared to $134.9 million, or 35.4% of net sales for the first two fiscal quarters of 2007. Team Sports gross profit of 40.5% of net sales increased 1.1 percentage points compared to the first two fiscal quarters of 2007. The increase is primarily due to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States and increased selling prices to our customers. Action Sports gross profit of 28.2% of net sales decreased 1.2 percentage points compared to the first two fiscal quarters of 2007, primarily due to increased product costs and royalties, offset partially by increased selling prices to our customers.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $2.8 million or 6.5% for the second fiscal quarter of 2008, as compared to the second fiscal quarter of 2007. The increase primarily relates to investments in research and development, increased depreciation related to information technology capital expenditures, increased equity compensation expense, increased product liability and variable selling expenses related to increased sales.
     For the first two fiscal quarters of 2008, SG&A expenses increased $4.1 million or 4.8%, as compared to the first two fiscal quarters of 2007. The increase primarily relates to investments in research and development, increased depreciation related to information technology capital expenditures, increased equity compensation expense, increased product liability and variable selling expenses related to increased sales.
Restructuring and Other Infrequent Expenses
     Restructuring expenses increased $0.4 million for the first two fiscal quarters of 2008, as compared to the comparable period in 2007. The increase relates to the closure of the Van Nuys, California manufacturing facility.
Amortization of Intangibles
     Amortization of intangibles for the second fiscal quarter of 2008 was the same as the second fiscal quarter of 2007.
     For the first two fiscal quarters of 2008, amortization of intangibles increased $0.2 million, or 3.1%, as compared to the first two fiscal quarters of 2007. The increase was due to a purchase accounting adjustment that reduced the first quarter 2007 amortization.

Interest Expense
     Interest expense decreased $8.5 million during the second fiscal quarter of 2008, as compared to the second fiscal quarter of 2007. For the first two fiscal quarters of 2008, interest expense decreased $9.6 million, or 44.1% as compared to the first two fiscal quarters of 2007. The decrease was due in part to the $5.3 million adjustment to interest expense to reflect the change in the fair value of the interest rate swap during the period in connection with an agreement entered into in April 2008, along with reduced debt levels and lower borrowing rates in 2008. Changes in the fair value of the interest rate swap, which is not designated as a hedge, will be recorded through earnings as part of interest expense throughout the term of the swap.
Income Tax Expense
     Income tax expense was $13.9 million for the second fiscal quarter of 2008, as compared to an income tax expense of $8.6 million for the second fiscal quarter of 2007. The effective tax rate was 47.4% for the second fiscal quarter of 2008, as compared to an effective tax rate of 41.6% for the second fiscal quarter of 2007. For the fiscal quarter ended June 28, 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property. For the fiscal quarter ended June 30, 2007, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.
     For the first two fiscal quarters ended June 28, 2008, and June 30, 2007, income tax expense was $15.6 million and $9.5 million, respectively. The effective tax rate was 46.6% for the first two fiscal quarters of 2008, as compared to 41.6% for the first two fiscal quarters of 2007. For the first two fiscal quarters of 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property. For the first two fiscal quarters of 2007, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.
RESTRUCTURING
     In connection with our acquisition of Easton, we initiated a restructuring plan associated with management’s decision to implement actions to reduce our overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, we closed one of our manufacturing facilities in Van Nuys, California. Substantially all manufacturing at this location, which relates to our Team Sports segment, ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with our strategy to lower overall product costs.
     The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in millions)
Balance as of December 29, 2007	$0.2	$0.4	$0.6
Costs accrued and expensed during the quarter	—	0.2	0.2
Less: amounts paid during the first fiscal quarter	(0.1)	(0.6)	(0.7)

Balance as of March 29, 2008	0.1	—	0.1
Costs accrued and expensed during the quarter	—	0.3	0.3
Less: amounts paid during the second fiscal quarter	—	(0.3)	(0.3)

Balance as of June 28, 2008	$0.1	$—	$0.1

     The accrual of $0.6 million as of December 29, 2007 was included as part of purchase accounting. The employee severance costs were accrued per our policy and relate to the termination of approximately 215 employees. As of June 28, 2008, approximately 209 employees had been terminated. The $0.1 million of restructuring costs accrued at June 28, 2008 are expected to be paid during 2008.

LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility.
     The cash generated from operating activities and the availability under our Credit Agreement (defined herein below) are the principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our Credit Agreement in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund our other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance.
Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a senior secured Credit and Guaranty Agreement (“the Credit Agreement”) with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Credit Agreement provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of June 28, 2008, we had $328.3 million outstanding under the term loan facility, zero outstanding under both our U.S. and Canadian revolving credit facilities and also had availability to borrow an additional $68.2 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.
     The interest rates per annum applicable to the loans under our Credit Agreement, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the term loan is initially 1.75% for LIBOR and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for LIBOR and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the credit agreement. The applicable margin percentage for the revolving loan facilities are initially 2.00% for LIBOR or Canadian bankers’ acceptance rate and 1.00% for the U.S. and Canadian base rates. The applicable margin percentage for the revolving loan facilities varies between 2.25% and 1.50% for LIBOR or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon the leverage ratio as calculated under the credit agreement.
     Under our Credit Agreement, RBG and certain of our domestic subsidiaries have guaranteed all of our obligations (both U.S. and Canadian), and we and certain of our Canadian subsidiaries have guaranteed the obligations under the Canadian portion of our revolving credit facility. Additionally, we and our subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for our U.S. and Canadian obligations (and related guarantees) under our Credit Agreement. Furthermore, certain of our domestic subsidiaries and certain of our other Canadian subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under our Canadian revolving credit facility, and in the case of our domestic subsidiaries, the obligations (and related guarantees) under our Credit Agreement generally.
     Our Credit Agreement imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our Credit Agreement requires us to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit. As of June 28, 2008, we were in compliance with all of our covenants under our Credit Agreement.

     Our Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts.
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
Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $1.8 million and $2.9 million at June 28, 2008 and June 30, 2007, respectively.
     Cash provided by operating activities was $24.9 million for the first two fiscal quarters of 2008, as compared to cash used in operations of $22.7 million in the first two fiscal quarters of 2007. The generation of cash during the first two fiscal quarters of 2008 versus the use of cash during the first two fiscal quarters of 2007 primarily relates to earnings growth, the impact of efficiencies in the utilization of inventory and increased accrued expenses. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year. We had $298.3 million in working capital as of June 28, 2008, as compared to $262.8 million at December 29, 2007.
     Accounts receivable was $43.4 million higher at June 28, 2008 than at December 29, 2007, partially offset by a decrease in inventory of $19.6 million. The increase in accounts receivable is related to the normal increase in seasonal business in both segments.
     Cash used in investing activities was $6.7 million for the first two fiscal quarters of 2008, as compared to $3.9 million used in the first two fiscal quarters of 2007. The $6.7 million used in the first two quarters of 2008 was related to investments in information technology and the purchase of property, plant and equipment. During the first two quarters of 2007, there were $7.2 million investments in information technology and the purchase of property, plant and equipment and $1.6 million for the acquisitions Shanghai Cyclo and Pro-Line Team Sports, Inc., all of which was partially offset by proceeds of $2.7 million from the sale of property, plant and equipment and the settlement of a preacquisition contingency for $2.2 million.
     Cash used in financing activities was $7.2 million for the first two fiscal quarters of 2008, as compared to cash provided by financing activities of $24.8 million for the first two fiscal quarters of 2007. The use of cash in 2008 reflects reduced borrowings under the credit facility.
     Capital expenditures for the first two fiscal quarters of 2008 were $6.7 million, as compared to $7.2 million for the first two fiscal quarters of 2007. Capital expenditures made for both periods were primarily related to the implementation of our ERP system and enhancing new and existing products.
     Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 56.5% and 58.2% at June 28, 2008 and December 29, 2007, respectively. The decrease was attributable to lower borrowings under the revolving credit facility and higher net income.

     From time to time, we review and will continue to review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our Credit Agreement or complete public or private offerings of debt securities.
OUTLOOK
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2008 will be affected by the following:
•	Retail Market Conditions. As a result of the slowing U.S. economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. However, despite these trends, our focus on innovation and providing the “best in class” products has been a proven recipe during strong economic times and one that we are confident will be successful, albeit at a slower pace, during “softer” economic times.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are in the process of implementing SAP’s ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, the cost to implement SAP’s ERP could be higher than initially anticipated. We employ an implementation team of specialists and expect to complete our phased roll-out of ERP across all of our businesses in 2009. When completed, we expect that the system will streamline reporting and enhance internal controls.

•	Operations and Manufacturing. In 2008, we began a comprehensive three year effort to further streamline our distribution, logistics and manufacturing operations worldwide. During 2007, we contracted with a well-known operations consulting group to identify and scope our options to lower costs, improve customer service and gain incremental capacity from our supply chain. This is part of the continuing plan to support our long-term growth by investing in our operations management and infrastructure. This process will ultimately bring uniform methodologies for inventory management, transportation optimization, manufacturing efficiency and the delivery of a high level of customer service to each of our businesses. We expect that this enterprise-wide implementation will change the size, nature and number of our distribution and manufacturing facilities with minimal risk to ongoing operations. We will utilize an implementation team of Easton-Bell operation’s executives and expect to complete our phased roll-out across all of our businesses by 2010. When completed, we expect to have lowered the costs to produce and deliver our products to the marketplace through an infrastructure built to meet the needs of our long-term growth plans. However, as we have in the past and may continue in the future to transition the production of products from our own facilities to third party suppliers, we may become more vulnerable to increased sourced product costs and our ability to mitigate such cost increases may be diminished.

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of June 28, 2008, the outstanding principal balance under our term loan facility was $328.3 million and we had zero outstanding under our U.S. and Canadian revolving credit facilities. We expect our interest expense for the full year 2008 to decrease due to lower borrowing rates, the impact of our interest rate swap agreement and reduced debt levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K dated December 29, 2007.
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
     One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. At June 28, 2008, there were foreign currency forward contracts in effect for the purchase of U.S. $6.5 million aggregated notional amounts, or approximately Cdn $6.6 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
     Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency instruments in place at June 28, 2008, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected quarterly earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increased materials costs would likely be partially offset by a positive impact on revenues due to our sales internationally and the conversion of those international sales into U.S. dollars.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into our Credit Agreement consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of June 28, 2008, the outstanding principal balance under our term loan facility was $328.3 million and we had zero outstanding under both our U.S. and Canadian revolving credit facilities. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage.

     As of June 15, 2006, our Credit Agreement required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. In June 2006, we entered into an interest rate cap for $125.0 million of our outstanding term indebtedness and in April 2008 we entered into an interest rate swap agreement with an initial notional amount of $275.0 million. As of June 28, 2008, with the addition of the interest rate swap, approximately 100% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 28, 2008, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.
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

EASTON-BELL SPORTS, INC. Registrant
Dated: August 11, 2008	/s/ Paul E. Harrington
Paul E. Harrington
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2008	/s/ Mark A. Tripp
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)