Form 10-Q
period 2008-09-27
EASTON-BELL SPORTS, INC.
filed 2008-11-06
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
As of October 31, 2008, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets as of September 27, 2008 (unaudited) and December 29, 2007	3
Consolidated Statements of Operations and Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended September 27, 2008 (unaudited) and September 29, 2007 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended September 27, 2008 (unaudited) and September 29, 2007 (unaudited)	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	31
SIGNATURES	32
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 27,	December 29,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$89,519	$16,923
Accounts receivable, net	241,396	200,380
Inventories, net	119,994	135,335
Prepaid expenses	6,867	9,774
Deferred taxes	6,776	6,782
Other current assets	6,966	5,450

Total current assets	471,518	374,644
Property, plant and equipment, net	42,621	40,622
Deferred financing fees, net	12,950	15,633
Intangible assets, net	307,170	317,225
Goodwill	203,441	203,441
Other assets	9,358	4,925

Total assets	$1,047,058	$956,490

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$3,350
Revolving credit facility	30,000	5,500
Current portion of capital lease obligations	22	21
Accounts payable	66,013	60,586
Accrued expenses	58,259	42,338

Total current liabilities	157,644	111,795
Long-term debt, less current portion	464,113	466,625
Capital lease obligations, less current portion	128	145
Deferred taxes	43,498	25,058
Other noncurrent liabilities	15,346	11,880

Total liabilities	680,729	615,503

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at September 27, 2008 and December 29, 2007	—	—
Additional paid-in capital	340,221	337,277
Retained earnings (deficit)	22,158	(2,040)
Accumulated other comprehensive income	3,950	5,750

Total stockholder’s equity	366,329	340,987

Total liabilities and stockholder’s equity	$1,047,058	$956,490

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$203,369	$188,565	$606,318	$569,570
Cost of sales	130,505	123,217	391,022	369,325

Gross profit	72,864	65,348	215,296	200,245
Selling, general and administrative expenses	46,127	39,375	135,767	124,893
Restructuring and other infrequent expenses	—	488	492	589
Amortization of intangibles	3,352	3,352	10,055	9,869
Gain on sale of property, plant and equipment	—	(487)	—	(2,339)

Income from operations	23,385	22,620	68,982	67,233
Interest expense, net	9,469	10,165	21,636	31,950

Income before income taxes	13,916	12,455	47,346	35,283
Income tax expense	7,573	5,610	23,148	15,100

Net income	6,343	6,845	24,198	20,183
Other comprehensive income:
Foreign currency translation adjustment	(1,098)	2,582	(1,800)	5,004

Comprehensive income	$5,245	$9,427	$22,398	$25,187

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Fiscal Quarters Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income	$24,198	$20,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,068	17,216
Amortization of deferred financing fees	2,683	2,744
Equity compensation expense	2,944	2,123
Deferred income tax expense	18,446	7,831
Gain on sale of property, plant and equipment	—	(2,339)
Disposal of property, plant and equipment	12	116
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(42,767)	(38,547)
Inventories, net	14,617	9,534
Other current and noncurrent assets	(3,042)	4,634
Accounts payable	5,618	1,131
Accrued expenses	16,417	(14,862)
Other current and noncurrent liabilities	3,466	(619)

Net cash provided by operating activities	61,660	9,145

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,955)	(11,382)
Proceeds from sale of property held for sale	—	3,331
Settlement of preacquisition contingency	—	2,178
Purchase of businesses, net of cash acquired	—	(1,569)

Net cash used in investing activities	(10,955)	(7,442)

Cash flows from financing activities:
Payments on senior term notes	(2,512)	(2,513)
Proceeds from revolving credit facility	53,000	99,100
Payments on revolving credit facility	(28,500)	(92,600)
Payments on capital lease obligations	(16)	(34)

Net cash provided by financing activities	21,972	3,953

Effect of exchange rate changes on cash and cash equivalents	(81)	(211)
Increase in cash and cash equivalents	72,596	5,445

Cash and cash equivalents, beginning of period	16,923	9,899

Cash and cash equivalents, end of period	$89,519	$15,344

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
     The Company’s quarterly periods are 13-week periods ending on the Saturday nearest to the last day of each quarter. As a result, the Company’s third quarter of fiscal year 2008 ended on September 27, and the third quarter of fiscal year 2007 ended on September 29.
2. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	September 27, 2008		December 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,271)	$1,702	$(1,086)
Customer relationships	59,180	(24,124)	59,180	(20,042)
Patents	60,345	(21,743)	60,345	(16,900)
Licensing and other	5,900	(3,203)	5,900	(2,258)

Total	$127,127	$(50,341)	$127,127	$(40,286)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     Goodwill by segment as of September 27, 2008 and December 29, 2007 is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of September 27, 2008 and December 29, 2007	$141,977	$61,464	$203,441

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
3. Long-Term Debt
     Long-term debt consisted of the following:

	September 27, 2008	December 29, 2007
Senior Secured Credit Facility:
Term loan facility	$327,463	$329,975
U.S. revolving credit facility	30,000	5,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	150	166

Total long-term debt	497,613	475,641
Less current maturities of long-term debt	(33,372)	(8,871)

Long-term debt, less current portion	$464,241	$466,770

Senior Secured Credit Facility
     On March 16, 2006, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At September 27, 2008, the Company had $327,463 outstanding under the term loan facility, $30,000 outstanding under the U.S. revolving credit facility and no borrowings under the Canadian revolving credit facility.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of September 27, 2008, the Company was in compliance with all of its covenants under the Credit Agreement.
Senior Subordinated Notes
     On September 30, 2004, the Company issued $140,000 of 8.375% senior subordinated notes due 2012. The Company’s indebtedness under its senior subordinated notes was not amended in connection with the acquisition of Easton and otherwise remains outstanding. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year. The Company may currently redeem the notes, in whole or in part, at 104.188% of their principal amount, plus accrued interest. This declines to 102.094% of their principal amount, plus accrued interest at any time on or after October 1, 2009, and then further declines to 100% of their principal amount, plus accrued interest, at any time on or after October 1, 2010.
     The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
     Cash payments for interest were $4,204 and $6,860 for the fiscal quarters ended September 27, 2008 and September 29, 2007, respectively. For the first three fiscal quarters, cash payments for interest were $18,802 and $26,638 for 2008 and 2007, respectively.
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $3,782 and $2,956 at September 27, 2008 and September 29, 2007, respectively.
     The Company amortized $894 and $536 of debt issuance costs during the third fiscal quarter of 2008 and 2007, respectively. For the first three fiscal quarters, the Company amortized $2,683 and $2,744 of debt issuance costs for 2008 and 2007, respectively.
4. Accrued Expenses
     Accrued expenses consist of the following:

	September 27, 2008	December 29, 2007
Salaries, wages, commissions and bonuses	$13,633	$6,875
Advertising	5,211	5,017
Restructuring	122	566
Defective products	618	938
Rebates	5,351	4,412
Warranty	3,852	3,390
Product liability — current portion	3,515	2,443
Royalties	1,600	1,858
Interest	7,189	3,227
Other	17,168	13,612

Total accrued expenses	$58,259	$42,338

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following:

	September 27, 2008	December 29, 2007
Raw materials	$14,316	$14,862
Work-in-process	2,156	1,928
Finished goods	103,522	118,545

Inventories, net	$119,994	$135,335

6. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined therein. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of the SFAS 157 fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of December 30, 2007, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on the consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP FAS 142-3 on its consolidated financial statements.
7. Segment Reporting
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
     Segment results for the fiscal quarter and three fiscal quarters ended September 27, 2008 and September 29, 2007, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
September 27, 2008
Net sales	$112,609	$90,760	$203,369
Income from operations	22,011	11,041	33,052
Depreciation	1,687	1,416	3,103
Capital expenditures	2,195	2,047	4,242
September 29, 2007
Net sales	$105,904	$82,661	$188,565
Income from operations	19,468	10,390	29,858
Depreciation	1,132	1,017	2,149
Capital expenditures	1,072	3,088	4,160

	Team	Action
Three Fiscal Quarters Ended	Sports	Sports	Consolidated
September 27, 2008
Net sales	$345,837	$260,481	$606,318
Income from operations	67,952	27,775	95,727
Depreciation	4,790	4,223	9,013
Capital expenditures	6,805	4,150	10,955
September 29, 2007
Net sales	$333,340	$236,230	$569,570
Income from operations	63,248	27,036	90,284
Depreciation	3,451	2,954	6,405
Capital expenditures	2,922	8,460	11,382

	Team	Action
	Sports	Sports	Consolidated
Assets
As of September 27, 2008	$644,509	$402,549	$1,047,058
As of December 29, 2007	589,965	366,525	956,490

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Segment income from operations	$33,052	$29,858	$95,727	$90,284
Equity compensation expense	(1,101)	(722)	(2,944)	(2,123)
Corporate expenses	(5,214)	(2,676)	(13,254)	(10,470)
Restructuring and other infrequent expenses	—	(488)	(492)	(589)
Amortization of intangibles	(3,352)	(3,352)	(10,055)	(9,869)

Consolidated income from operations	$23,385	$22,620	$68,982	$67,233

8. Product Liability, Litigation and Other Contingencies
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
     The Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The Company’s first layer excess policy is written under a multi-year program with a combined limit of $20,000 excess of $3,000 expiring in January 2009. The Company also carries an annually-renewed second layer excess liability policy providing an additional limit of $20,000 excess of $23,000 expiring in January 2009, for a total limit of $43,000. For claims occurring prior to August 1, 2008, the primary portion of the Company’s product liability coverage is written with a $3,000 limit per occurrence, structured as a limit of $2,250 (fully funded by the Company) excess of a $750 self-insured retention. For claims occurring on or after August 1, 2008, the primary portion of the Company’s product liability coverage is written with a $2,000 limit per occurrence excess of a $1,000 self-insured retention for helmets and $500 self-insured retention for all other products.
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
9. Income Taxes
     The Company recorded income tax expenses of $23,148 and $15,100 for the first three fiscal quarters ended September 27, 2008, and September 29, 2007, respectively. The Company’s effective tax rate was 48.9% through the first three fiscal quarters of 2008, as compared to 42.8% through the first three fiscal quarters of 2007. For the first three fiscal quarters of 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property. For the first three fiscal quarters of 2007, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
10. Derivative Instruments and Hedging Activity
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of September 27, 2008, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
     On September 2, 2008, the Company revised an interest rate swap agreement that it had entered into effective April 15, 2008. The interest rate swap has an initial fixed USD LIBOR of 2.921%, changing to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap has a notional amount of $275,000 which decreases to $250,000 on April 15, 2009 and to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore, under SFAS 133 is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.
     As stated in Note 6, the Company adopted SFAS 157 as of December 30, 2007, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
     At September 27, 2008, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was $3,880 at September 27, 2008 and is recorded in the non-current portion of other assets in the accompanying Consolidated Balance Sheets with the corresponding credit to interest expense. During the third fiscal quarter of 2008, interest expense reflects $92 related to the swap and $1,421 related to the change in the fair value of the swap.
     The Company has a foreign subsidiary that entered into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At September 27, 2008, there were contracts in effect for the purchase of U.S. $3,500 aggregated notional amounts, or approximately Cdn $3,622. At December 29, 2007, there were contracts in effect for the purchase of U.S. $12,500 aggregated notional amounts, or approximately Cdn $12,231. These contracts are not designated as hedges, and therefore, under SFAS 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. As of September 27, 2008 and December 29, 2007, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented liabilities of approximately $95 and $636, respectively. These amounts are recorded in accrued expenses in the accompanying Consolidated Balance Sheets. Changes in the fair value of the foreign currency exchange contracts are reflected in earnings each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     Under its Credit Agreement, the Company was required to have interest rate hedging agreements in place by June 15, 2006 such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. As of September 27, 2008 and December 29, 2007, with the addition of the interest rate swap effective April 2008, the Company had approximately 100% and 56.4%, respectively, of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. During the first three fiscal quarters of 2008 and 2007, additional interest expense of $80 for both periods related to the interest rate cap was recorded. The fair market value of the interest rate cap, using Level 2 inputs from a third party bank was zero at both September 27, 2008 and December 29, 2007.
     The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at September 27, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$—	$3,880	$—
Interest rate cap	—	—	—

Total	$—	$3,880	$—

Liabilities:
Foreign currency exchange forward contracts	$—	$95	$—

11. Equity-Based Employee Compensation
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
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (“SFAS 123R”), which was finalized in December 2004 and amended SFAS No. 123, Accounting for Stock Based Compensation, using the prospective transition method. Under SFAS 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, floor of the Unit (dividend threshold), the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, Shared Based Payment.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     During the three fiscal quarters ended September 27, 2008 and September 29, 2007, the following assumptions were used in the Black-Scholes Option Pricing Model:

	Three Fiscal Quarters Ended
	September 27, 2008	September 29, 2007
Expected term	4 years	4 years
Dividend yield	0.0%	0.0%
Forfeiture rate	7.7%	7.7%
Risk-free interest rate	1.5 to 2.0%	5.1 to 5.2%
Expected volatility(1)	39.0 to 46.0%	46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
     The Company records compensation expense using the fair value of the Units granted after the adoption of SFAS 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of September 27, 2008, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and three fiscal quarters ended September 27, 2008 and September 29, 2007:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Equity compensation expense	$1,101	$722	$2,944	$2,123

     As of September 27, 2008, there was $14,999 of unrecognized compensation costs, net of estimated forfeitures, related to the Units, comprised of $6,852 related to time based vesting units and $8,147 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company’s Unit activity under the Plan for the three fiscal quarters ended September 27, 2008 is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 29, 2007	27,056,989	$2.10
Granted	1,650,000	$1.76
Forfeited	(5,194,761)	$2.14

Outstanding at March 29, 2008	23,512,228	$2.06
Granted	8,127,576	$1.48
Forfeited	(1,880,309)	$2.14

Outstanding at June 28, 2008	29,759,495	$1.90
Forfeited	(1,420,507)	$1.83

Outstanding at September 27, 2008	28,338,988	$1.90

Vested Units at September 27, 2008	8,751,178	$2.03

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
     The following is a reconciliation of the changes in the Company’s product warranty liability for the first three fiscal quarters ended September 27, 2008 and September 29, 2007.

	2008	2007
Beginning of fiscal year	$3,390	$2,981
Warranty costs incurred during the period	(1,307)	(1,502)
Warranty cost liability recorded during the period	1,425	1,445

End of first fiscal quarter	3,508	2,924
Warranty costs incurred during the period	(2,115)	(1,501)
Warranty cost liability recorded during the period	2,357	1,643

End of second fiscal quarter	3,750	3,066
Warranty costs incurred during the period	(1,110)	(1,519)
Warranty cost liability recorded during the period	1,212	1,741

End of third fiscal quarter	$3,852	$3,288

13. Related Party Transactions
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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal quarter ended September 27, 2008 and September 29, 2007, Easton paid approximately $254 and $729, respectively, in rent pursuant to such affiliate leases. During the first three fiscal quarters ended September 27, 2008 and September 29, 2007, Easton paid approximately $1,033 and $2,172, respectively, in rent pursuant to such affiliate leases.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     On October 1, 2004, Bell entered into a consulting agreement with Terry Lee, a member of the board of managers of the Parent and the board of directors of the Company. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide the Company and its affiliates with certain consulting services relating to Bell. In exchange for his services, Mr. Lee is entitled to annual compensation of $100. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until the Company elects not to extend the agreement.
     Effective August 2008, the Parent has agreed to compensate Richard Wenz, a member of the board of managers of the Parent and the board of directors of the Company, for his services as Chair of the Company’s Audit Committee. Mr. Wenz was paid a one-time fee of $50 for services previously rendered and will be paid an annual compensation of $50.
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
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the third fiscal quarter of 2008, the first three fiscal quarters of 2008 and the respective comparable periods in 2007. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
September 27, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$60,252	$13,930	$15,337	$—	$89,519
Accounts receivable, net	—	195,228	46,168	—	241,396
Inventories, net	—	107,262	12,732	—	119,994
Prepaid expenses	1,171	5,444	252	—	6,867
Deferred taxes	552	6,224	—	—	6,776
Other current assets	—	6,311	655	—	6,966

Total current assets	61,975	334,399	75,144	—	471,518
Property, plant and equipment, net	13,700	27,842	1,079	—	42,621
Deferred financing fees, net	12,950	—	—	—	12,950
Investments and intercompany receivables	401,348	107,372	1,863	(510,583)	—
Intangible assets, net	—	301,048	6,122	—	307,170
Goodwill	16,195	182,055	5,191	—	203,441
Other assets	8,460	898	—	—	9,358

Total assets	$514,628	$953,614	$89,399	$(510,583)	$1,047,058

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	30,000	—	—	—	30,000
Current portion of capital lease obligations	—	22	—	—	22
Accounts payable	—	60,379	5,634	—	66,013
Accrued expenses	6,879	38,988	12,392	—	58,259

Total current liabilities	40,229	99,389	18,026	—	157,644
Long-term debt, less current portion	464,113	—	—	—	464,113
Capital lease obligations, less current portion	—	128	—	—	128
Deferred taxes	—	39,945	3,553	—	43,498
Other noncurrent liabilities	—	10,043	5,303	—	15,346
Long-term intercompany payables	—	477,408	228	(477,636)	—

Total liabilities	504,342	626,913	27,110	(477,636)	680,729
Total stockholder’s equity	10,286	326,701	62,289	(32,947)	366,329

Total liabilities and stockholder’s equity	$514,628	$953,614	$89,399	$(510,583)	$1,047,058

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Fiscal Quarter Ended September 27, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,944	$31,308	$(12,883)	$203,369
Cost of sales	(16)	118,162	25,242	(12,883)	130,505

Gross profit	16	66,782	6,066	—	72,864
Selling, general and administrative expenses	7,204	35,897	3,026	—	46,127
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(7,188)	27,533	3,040	—	23,385
Interest expense, net	9,287	231	(49)	—	9,469
Share of net income of subsidiaries under equity method	22,818	2,389	—	(25,207)	—

Income before income taxes	6,343	29,691	3,089	(25,207)	13,916
Income tax expense	—	6,873	700	—	7,573

Net income	$6,343	$22,818	$2,389	$(25,207)	$6,343

Consolidating Statement of Operations
Fiscal Quarter Ended September 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$170,481	$26,453	$(8,369)	$188,565
Cost of sales	100	113,255	18,231	(8,369)	123,217

Gross profit	(100)	57,226	8,222	—	65,348
Selling, general and administrative expenses	3,429	33,402	2,544	—	39,375
Restructuring and other infrequent expenses	—	488	—	—	488
Amortization of intangibles	—	3,185	167	—	3,352
Gain on sale of property, plant and equipment	—	(487)	—	—	(487)

(Loss) income from operations	(3,529)	20,638	5,511	—	22,620
Interest expense, net	9,965	225	(25)	—	10,165
Share of net income of subsidiaries under equity method	20,339	3,966	—	(24,305)	—

Income before income taxes	6,845	24,379	5,536	(24,305)	12,455
Income tax expense	—	4,040	1,570	—	5,610

Net income	$6,845	$20,339	$3,966	$(24,305)	$6,845

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Consolidating Statement of Operations
Three Fiscal Quarters Ended September 27, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$549,529	$87,018	$(30,229)	$606,318
Cost of sales	—	357,823	63,428	(30,229)	391,022

Gross profit	—	191,706	23,590	—	215,296
Selling, general and administrative expenses	19,034	108,004	8,729	—	135,767
Restructuring and other infrequent expenses	—	492	—	—	492
Amortization of intangibles	—	10,055	—	—	10,055

(Loss) income from operations	(19,034)	73,155	14,861	—	68,982
Interest expense, net	21,257	603	(224)	—	21,636
Share of net income of subsidiaries under equity method	64,489	10,736	—	(75,225)	—

Income before income taxes	24,198	83,288	15,085	(75,225)	47,346
Income tax expense	—	18,799	4,349	—	23,148

Net income	$24,198	$64,489	$10,736	$(75,225)	$24,198

Consolidating Statement of Operations
Three Fiscal Quarters Ended September 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$524,181	$78,360	$(32,971)	$569,570
Cost of sales	232	346,210	55,854	(32,971)	369,325

Gross profit	(232)	177,971	22,506	—	200,245
Selling, general and administrative expenses	12,544	104,788	7,561	—	124,893
Restructuring and other infrequent expenses	—	589	—	—	589
Amortization of intangibles	—	9,376	493	—	9,869
Gain on sale of property, plant and equipment	—	(2,339)	—	—	(2,339)

(Loss) income from operations	(12,776)	65,557	14,452	—	67,233
Interest expense, net	31,376	706	(132)	—	31,950
Share of net income of subsidiaries under equity method	64,335	10,165	—	(74,500)	—

Income before income taxes	20,183	75,016	14,584	(74,500)	35,283
Income tax expense	—	10,681	4,419	—	15,100

Net income	$20,183	$64,335	$10,165	$(74,500)	$20,183

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended September 27, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$24,198	$64,489	$10,736	$(75,225)	$24,198
Non-cash adjustments	18,832	(57,207)	6,303	75,225	43,153
Changes in operating assets and liabilities	(2,928)	10,848	(13,611)	—	(5,691)

Net cash provided by operating activities	40,102	18,130	3,428	—	61,660
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,937)	(6,004)	(14)	—	(10,955)

Net cash used in investing activities	(4,937)	(6,004)	(14)	—	(10,955)
Cash flows from financing activities:
Payments on capital lease obligations	—	(16)	—	—	(16)
Payments on senior term notes	(2,512)	—	—	—	(2,512)
Proceeds from senior secured credit facility, net	24,500	—	—	—	24,500

Net cash provided by (used in) financing activities	21,988	(16)	—	—	21,972
Effect of exchange rate changes on cash and cash equivalents	—	—	(81)	—	(81)

Increase in cash and cash equivalents	57,153	12,110	3,333	—	72,596
Cash and cash equivalents, beginning of period	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of period	$60,252	$13,930	$15,337	$—	$89,519

Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended September 29, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$20,183	$64,335	$10,165	$(74,500)	$20,183
Non-cash adjustments	(11,405)	(44,465)	9,061	74,500	27,691
Changes in operating assets and liabilities, net of effects from purchase of businesses	(1,799)	(15,385)	(21,545)	—	(38,729)

Net cash provided by (used in) operating activities	6,979	4,485	(2,319)	—	9,145
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,313)	(6,590)	(479)	—	(11,382)
Proceeds from sale of property held for sale	—	3,331	—	—	3,331
Settlement of preacquisition contingency	—	2,178	—	—	2,178
Purchase of businesses, net of cash acquired	—	(1,569)	—	—	(1,569)

Net cash used in investing activities	(4,313)	(2,650)	(479)	—	(7,442)
Cash flows from financing activities:
Payments on capital lease obligations	—	(34)	—	—	(34)
Payments on senior term notes	(2,513)	—	—	—	(2,513)
Proceeds from senior secured credit facility, net	6,500	—	—	—	6,500

Net cash provided by (used in) financing activities	3,987	(34)	—	—	3,953
Effect of exchange rate changes on cash and cash equivalents	—	—	(211)	—	(211)

Increase (decrease) in cash and cash equivalents	6,653	1,801	(3,009)	—	5,445
Cash and cash equivalents, beginning of period	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of period	$8,180	$4,486	$2,678	$—	$15,344

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
     For the fiscal quarters ended September 27, 2008 and September 29, 2007, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.
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
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	September 27,	% of	September 29,	% of
	2008	Net Sales	2007	Net Sales
	(Dollars in millions)
Net sales	$203.4	100.0%	$188.6	100.0%
Cost of sales	130.5	64.2%	123.2	65.3%

Gross profit	72.9	35.8%	65.4	34.7%
Selling, general and administrative expenses	46.1	22.7%	39.4	20.9%
Restructuring and other infrequent expenses	—	0.0%	0.5	0.3%
Amortization of intangibles	3.4	1.6%	3.4	1.8%
Gain on sale of property, plant and equipment	—	0.0%	(0.5)	(0.3%)

Income from operations	$23.4	11.5%	$22.6	12.0%

	Three Fiscal Quarters Ended
	September 27,	% of	September 29,	% of
	2008	Net Sales	2007	Net Sales
	(Dollars in millions)
Net sales	$606.3	100.0%	$569.6	100.0%
Cost of sales	391.0	64.5%	369.3	64.8%

Gross profit	215.3	35.5%	200.3	35.2%
Selling, general and administrative expenses	135.8	22.4%	124.9	22.0%
Restructuring and other infrequent expenses	0.5	0.1%	0.6	0.1%
Amortization of intangibles	10.0	1.6%	9.9	1.7%
Gain on sale of property, plant and equipment	—	0.0%	(2.3)	(0.4%)

Income from operations	$69.0	11.4%	$67.2	11.8%

Net Sales
     The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 27,	September 29,	Change		September 27,	September 29,	Change
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$112.6	$105.9	$6.7	6.3%	$345.8	$333.4	$12.4	3.7%
Action Sports	90.8	82.7	8.1	9.8%	260.5	236.2	24.3	10.3%

	$203.4	$188.6	$14.8	7.8%	$606.3	$569.6	$36.7	6.4%

     Net sales for the third fiscal quarter of 2008 increased $14.8 million, or 7.8% as compared to the third fiscal quarter of 2007. Team Sports net sales increased $6.7 million, or 6.3% as compared to the prior year. Team Sports net sales increased due to increased sales of football and ice hockey equipment and apparel, which was partially offset by decreased sales of baseball and softball equipment and reconditioning services. Action Sports net sales increased $8.1 million, or 9.8% as compared to the prior year. Action Sports net sales increased due to increased sales of cycling helmets and accessories, snow sports helmets and eyewear.
     During the first three first fiscal quarters of 2008, net sales increased $36.7 million, or 6.4% as compared to the first three fiscal quarters of 2007. Team Sports net sales increased $12.4 million, or 3.7% as compared to the prior year. Team Sports net sales increased due to increased sales of football and ice hockey equipment and apparel, which was partially offset by decreased sales of baseball and softball equipment and collectible football helmets. Action Sports net sales increased $24.3 million, or 10.3% as compared to the prior year. Action Sports net sales increased due to increased sales of cycling helmets, accessories and components, snow sports helmets, eyewear and fitness related products, which was partially offset by decreased sales of powersports helmets.
Cost of Sales
     The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 27,	% of	September 29,	% of	September 27,	% of	September 29,	% of
	2008	Net Sales	2007	Net Sales	2008	Net Sales	2007	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$65.7	58.3%	$65.3	61.7%	$204.6	59.2%	$202.8	60.8%
Action Sports	64.8	71.4%	57.9	70.0%	186.4	71.6%	166.5	70.5%

	$130.5	64.2%	$123.2	65.3%	$391.0	64.5%	$369.3	64.8%

     For the third fiscal quarter of 2008, cost of sales was 64.2% of net sales, as compared to 65.3% of net sales for the third fiscal quarter of 2007. Team Sports cost of sales was 58.3% of net sales, as compared to 61.7% of net sales in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the cost savings realized from transitioning the manufacturing of certain aluminum products from the United States to Asia and increased selling prices to our customers, partially offset by the negative impact of foreign exchange rate movements. Action Sports cost of sales was 71.4% of net sales, as compared to 70.0% of net sales in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to increased product costs and inventory reserves, partially offset by increased selling prices to our customers.
     During the first three first fiscal quarters of 2008, cost of sales was 64.5% of net sales, as compared to 64.8% of net sales for the first three fiscal quarters of 2007. Team Sports cost of sales was 59.2% of net sales, as compared to 60.8% of net sales in the same period of the prior year. The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the cost savings realized from transitioning the manufacturing of certain aluminum products from the United States to Asia and increased selling prices to our customers, partially offset by the negative impact of foreign exchange rate movements. Action Sports cost of sales was 71.6% of net sales, as compared to 70.5% of net sales in the same period of the prior year. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to increased product costs, retailer markdown incentives and inventory reserves, partially offset by increased selling prices to our customers.

Gross Profit
     The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 27,	% of	September 29,	% of	September 27,	% of	September 29,	% of
	2008	Net Sales	2007	Net Sales	2008	Net Sales	2007	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$46.9	41.7%	$40.6	38.3%	$141.3	40.8%	$130.6	39.2%
Action Sports	26.0	28.6%	24.8	30.0%	74.0	28.4%	69.7	29.5%

	$72.9	35.8%	$65.4	34.7%	$215.3	35.5%	$200.3	35.2%

     For the third fiscal quarter of 2008, gross profit was 35.8% of net sales as compared to 34.7% of net sales for the third fiscal quarter of 2007. Team Sports gross margin of 41.7% increased 3.4 percentage points compared to the third fiscal quarter of 2007. The increase is primarily due to the cost savings realized from transitioning the manufacturing of certain aluminum products from the United States to Asia and increased selling prices to our customers, partially offset by the negative impact of foreign exchange rate movements. Action Sports gross margin of 28.6% decreased 1.4 percentage points compared to the third fiscal quarter of 2007, primarily due to increased product costs and inventory reserves, partially offset by increased selling prices to our customers.
     During the first three fiscal quarters of 2008, gross profit was 35.5% of net sales as compared to 35.2% of net sales for the first three fiscal quarters of 2007. Team Sports gross margin of 40.8% increased 1.6 percentage points compared to the first three fiscal quarters of 2007. The increase is primarily due to the cost savings realized from transitioning the manufacturing of certain aluminum products from the United States to Asia and increased selling prices to our customers, partially offset by the negative impact of foreign exchange rate movements. Action Sports gross margin of 28.4% decreased 1.1 percentage points compared to the first three fiscal quarters of 2007, primarily due to increased product costs, retailer markdown incentives and inventory reserves, partially offset by increased selling prices to our customers.
Selling, General and Administrative Expenses
     SG&A expenses increased $6.7 million, or 17.0% for the third fiscal quarter of 2008, as compared to the third fiscal quarter of 2007. The increase primarily relates to investments in information technology, incentive compensation, employee termination costs, equity compensation, product liability and variable selling expenses related to increased sales, partially offset by a reduction in marketing expenses.
     For the first three fiscal quarters of 2008, SG&A expenses increased $10.9 million, or 8.7% as compared to the first three fiscal quarters of 2007. The increase primarily relates to investments in research and development and information technology, incentive compensation, employee termination costs, equity compensation, product liability and variable selling expenses related to increased sales, partially offset by a reduction in marketing and Sarbanes-Oxley compliance expenses.
Restructuring and Other Infrequent Expenses
     Restructuring expenses decreased $0.1 million for the first three fiscal quarters of 2008, as compared to the comparable period in 2007. The decrease relates to non-recurring expenses related to facility closure costs.
Amortization of Intangibles
     Amortization of intangibles of $3.4 million for the third fiscal quarter of 2008 was the same as the third fiscal quarter of 2007.
     For the first three fiscal quarters of 2008, amortization of intangibles increased $0.1 million, or 1.0% as compared to the first three fiscal quarters of 2007. The increase was due to a purchase accounting adjustment that reduced the 2007 amortization.

Interest Expense
     Interest expense decreased $0.7 million during the third fiscal quarter of 2008, as compared to the third fiscal quarter of 2007. The decrease was due to lower borrowing rates and lower debt levels as compared to the third fiscal quarter of 2007, partially offset by a $1.4 million increase in interest expense from the change in fair value of the interest rate swap.
      For the first three fiscal quarters of 2008, interest expense decreased $10.3 million, or 32.3% as compared to the first three fiscal quarters of 2007. The decrease was due in part to the $3.9 million adjustment to interest expense to reflect the change in the fair value of the interest rate swap during the period, along with reduced debt levels and lower borrowing rates in 2008. Changes in the fair value of the interest rate swap, which is not designated as a hedge, will be recorded through earnings as part of interest expense throughout the term of the swap.
Income Tax Expense
     Income tax expense was $7.6 million for the third fiscal quarter of 2008, as compared to an income tax expense of $5.6 million for the third fiscal quarter of 2007. The effective tax rate was 54.4% for the third fiscal quarter of 2008, as compared to an effective tax rate of 45.0% for the third fiscal quarter of 2007. For the fiscal quarter ended September 27, 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent differences for equity compensation expense and Section 956 U.S. income recognition related to Canada’s investment in U.S. property. For the fiscal quarter ended September 29, 2007, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.
     For the first three fiscal quarters ended September 27, 2008, and September 29, 2007, income tax expense was $23.1 million and $15.1 million, respectively. The effective tax rate was 48.9% for the first three fiscal quarters of 2008, as compared to 42.8% for the first three fiscal quarters of 2007. For the first three fiscal quarters of 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent differences for equity compensation expense and Section 956 U.S. income recognition related to Canada’s investment in U.S. property. For the first three fiscal quarters of 2007, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility.
     The cash generated from operating activities and the availability under our Credit Agreement (defined below) are the principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our Credit Agreement in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund our other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance.
Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a senior secured Credit and Guaranty Agreement (“the Credit Agreement”) with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Credit Agreement provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of September 27, 2008, we had $327.5 million outstanding under the term loan facility, $30.0 million outstanding under our U.S. revolving credit facility, no borrowings under our Canadian revolving credit facility and also had availability to borrow an additional $36.2 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.

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
     Our Credit Agreement imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our Credit Agreement requires us to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit. As of September 27, 2008, we were in compliance with all of our covenants under our Credit Agreement.
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
Senior Subordinated Notes
     In September 2004, in connection with the acquisition of Bell, we issued $140.0 million of 8.375% senior subordinated notes due 2012 (the “Notes”). The Notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. We may currently redeem the Notes, in whole or in part, at 104.188% of the principal amount, plus accrued interest. This declines to 102.094% of the principal amount, plus accrued interest at any time on or after October 1, 2009, and then further declines to 100% of the principal amount, plus accrued interest, at any time on or after October 1, 2010.
     The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.
Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $3.8 million and $3.0 million at September 27, 2008 and September 29, 2007, respectively.

     Cash provided by operating activities was $61.7 million for the first three fiscal quarters of 2008, as compared to cash provided by operating activities of $9.1 million in the first three fiscal quarters of 2007. The increase in the generation of cash during the first three fiscal quarters of 2008 versus the first three fiscal quarters of 2007 primarily relates to earnings growth and the impact of efficiencies in the utilization of inventory and increased accrued expenses. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year. We had $313.9 million in working capital as of September 27, 2008, as compared to $262.8 million at December 29, 2007.
     Accounts receivable was $41.0 million higher at September 27, 2008 than at December 29, 2007, partially offset by a decrease in inventory of $15.3 million and an increase in accounts payable of $5.4 million. The increase in accounts receivable is related to the normal increase in seasonal business in both segments. The decrease in inventory results from operational and supply-chain initiatives and the increase in accounts payable relates to improved vendor leverage.
     Cash used in investing activities was $11.0 million for the first three fiscal quarters of 2008, as compared to $7.4 million used in the first three fiscal quarters of 2007. The $11.0 million used in the first three quarters of 2008 was related to investments in information technology and the purchase of property, plant and equipment. During the first three quarters of 2007, $11.4 million was used for investments in information technology and the purchase of property, plant and equipment and $1.5 million was used for the acquisitions of Shanghai Cyclo and Pro-Line Team Sports, Inc., all of which was partially offset by proceeds of $3.3 million from the sale of property, plant and equipment and the settlement of a preacquisition contingency for $2.2 million.
     Capital expenditures for the first three fiscal quarters of 2008 were $11.0 million, as compared to $11.4 million for the first three fiscal quarters of 2007. Capital expenditures made for both periods were primarily related to the implementation of our ERP system and enhancing new and existing products.
     Cash provided by financing activities was $22.0 million for the first three fiscal quarters of 2008, as compared to cash provided by financing activities of $4.0 million for the first three fiscal quarters of 2007. The increase in cash provided by financing activities in 2008 reflects additional borrowings under the credit facility as a precaution to guarantee liquidity during the recent credit market turmoil.
     Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 57.6% and 58.2% at September 27, 2008 and December 29, 2007, respectively. The decrease was attributable to increased stockholder’s equity related to net income generated during the first three fiscal quarters of 2008, partially offset by increased borrowing levels.
     From time to time, we review and will continue to review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our Credit Agreement or complete public or private offerings of debt securities.
OUTLOOK
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2008 will be affected by the following:
•	Retail Market Conditions. As a result of the slowing economic conditions, the retail market for sports equipment may soften and is extremely competitive, with strong pressure from retailers for lower prices. However, despite these trends, our focus on innovation and providing the “best in class” products has been a proven recipe during strong economic times and one that we are confident will be successful, albeit at a slower pace, during “softer” economic times.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are in the process of implementing SAP’s ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will replace the remaining software platforms used in our business operations, which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, the cost to implement SAP’s ERP could be higher than initially anticipated.

We employ an implementation team of specialists and expect to complete our phased roll-out of ERP across all of our businesses in 2009. When completed, we expect that the system will streamline reporting and enhance internal controls.

•	Operations and Manufacturing. In 2008, we began a comprehensive three year effort to further streamline our distribution, logistics and manufacturing operations worldwide. During 2007, we contracted with a well-known operations consulting group to identify and scope our options to lower costs, improve customer service and gain incremental capacity from our supply chain. This is part of the continuing plan to support our long-term growth by investing in our operations management and infrastructure. This process will ultimately bring uniform methodologies for inventory management, transportation optimization, manufacturing efficiency and the delivery of a high level of customer service to each of our businesses. We expect that this enterprise-wide implementation will change the size, nature and number of our distribution and manufacturing facilities with minimal risk to ongoing operations. We will utilize an implementation team of Easton-Bell operation’s executives and expect to complete our phased roll-out across all of our businesses by 2010. When completed, we expect to have lowered the costs to produce and deliver our products to the marketplace through an infrastructure built to meet the needs of our long-term growth plans. However, as we have in the past and may continue in the future to transition the production of products from our own facilities to third party suppliers, we may become more vulnerable to increased sourced product costs and our ability to mitigate such cost increases may be diminished.

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of September 27, 2008, the outstanding principal balance under our term loan facility was $327.5 million, along with $30.0 million outstanding under our U.S. credit facility and no borrowings under our Canadian revolving credit facility. We expect our interest expense for the full year 2008 to decrease due to lower borrowing rates, the impact of our interest rate swap agreement and reduced debt levels.
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
     One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. At September 27, 2008, there were foreign currency forward contracts in effect for the purchase of U.S. $3.5 million aggregated notional amounts, or approximately Cdn $3.6 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

     Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency instruments in place at September 27, 2008, a hypothetical 10% movement of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected quarterly earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the U.S. dollar relative to other currencies and its impact on material costs would likely be partially offset by the impact on revenues due to our sales internationally and the conversion of those international sales into U.S. dollars.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into our Credit Agreement consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of September 27, 2008, the outstanding principal balance under our term loan facility was $327.5 million, along with $30.0 million outstanding under our U.S. revolving credit facility and no borrowings under our Canadian revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage.
     As of June 15, 2006, our Credit Agreement required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. In June 2006, we entered into an interest rate cap for $125.0 million of our outstanding term indebtedness and in April 2008 we entered into an interest rate swap agreement with an initial notional amount of $275.0 million. As of September 27, 2008, with the addition of the interest rate swap, approximately 100% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 27, 2008, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

EASTON-BELL SPORTS, INC. Registrant
Dated: November 6, 2008	/s/ Paul E. Harrington
Paul E. Harrington
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2008	/s/ Mark A. Tripp
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)