Form 10-K
period 2009-01-03
EASTON-BELL SPORTS, INC.
filed 2009-02-26
CIK 1322739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-123927

EASTON-BELL SPORTS, INC.
(Exact name of registrant as specified in its certificate of incorporation)

Delaware (State or other jurisdiction of incorporation or organization)	20-1636283 (IRS Employer Identification No.)

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

As of February 26, 2009, 100 shares of Easton-Bell Sports, Inc. were outstanding.

PART I

Item 1.	Business

Easton-Bell Sports, Inc. was incorporated in Delaware in April 2003. Our executive offices are located at 7855 Haskell Avenue, Suite 200, Van Nuys, California 91406, and our telephone number is 818-902-5800. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp. (“RBG”), which is a wholly-owned subsidiary of EB Sports Corp. (“EB Sports”), which is a wholly-owned subsidiary of Easton-Bell Sports, LLC, our ultimate parent company (“the Parent” or “our Parent”). Unless otherwise indicated, all references in this Form 10-K to “Easton-Bell,” “we”, “us”, “our”, and “the Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries.

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

We currently sell a broad range of products primarily under four brands — Easton® (baseball, softball and ice hockey equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snow sports helmets and accessories) and Riddell® (football and reconditioning services). Together, these brands represent the vast majority of our sales and are among the most recognized and respected in the sporting goods industry.

For the period ended January 3, 2009, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain subcategories of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

Industry Overview

Sporting Goods Industry

We participate in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to the NPD Group, a consumer research firm, the worldwide retail sporting goods market was estimated at $278.4 billion in 2007. According to the Sporting Goods Manufacturers Association (“SGMA”), manufacturers’ sales of sporting goods in the United States, our largest market, has grown from $48.4 billion in 2000 to $68.4 billion in 2007. The SGMA also reported that sales of sporting goods in the United States rose by 3.0% in 2007. For 2008, SGMA projects that the industry will expand by about 2% as consumers reduce spending. Within the industry, we believe that consumer dollars spent in the sports in which we compete are growing as a result of the increasing percentage of avid participants that prefer premium products which improve performance.

The sporting goods industry has undergone a period of rapid consolidation with equipment manufacturers increasingly converging around two very different strategies. Many, including some publicly traded competitors, compete on price and seek to create a competitive advantage by aggregating a multitude of brands and offering a wide range of commodity-like products to the mass retailers and largest sporting goods chains. Conversely, others, including us, employ technological innovation to create a cohesive portfolio of performance products that less price-sensitive customers typically want to buy through specialty channels.

Baseball and Softball

According to the SGMA, in 2007 in the United States baseball and softball (including both fast-pitch and slow-pitch) attracted approximately 16.1 million participants and 11.8 million participants, respectively, and wholesale shipments of baseball and softball equipment were approximately $534.0 million. The SGMA reports that baseball participation has remained relatively stable in this decade, following declining participation in the 1990’s. Fast-pitch softball has grown during the past 20 years, but has been offset by the rate of decline in slow-pitch softball. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of travel ball, club baseball and softball and more frequent play.

Ice Hockey

According to the SGMA, ice hockey attracted 1.8 million U.S. participants in 2007 and U.S. wholesale shipments of ice hockey equipment was approximately $206.0 million in 2007. We estimate that the Canadian ice hockey market is at least as large as the U.S. market in terms of participants and dollars spent. The SGMA reports that U.S. participation in ice hockey in 2007 has almost doubled at the high school level since 1990, fueled by an increase in female participation. Elite athletes represent an even faster growing segment of the ice hockey market, as evidenced by the fact that the number of National Collegiate Athletic Association (“NCAA”) colleges sponsoring hockey teams in 2006 has more than doubled since 1990 to 208 teams.

Football Helmets

According to the SGMA, tackle football attracted approximately 7.9 million U.S. participants and total U.S. manufacturers’ sales of football equipment were estimated at $491.0 million in 2007. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow steadily. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have commanded consistently higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to provide a growth opportunity.

Cycling Helmets and Related Accessories

According to the SGMA, cycling (including both road and mountain biking) attracted approximately 45.8 million participants in 2007, as compared to approximately 45.2 million in 2006. Cycling has become one of the most popular physical activities in the United States and many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18.

The accessory segment of the U.S. bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, including Snow Sports and Powersports

Participation in action sports, such as snowboarding and BMX has grown recently. According to the SGMA, snowboarding is one of the fastest growing sports with a growth rate of 13% in 2007 attracted approximately 6.8 million participants in 2007. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel

According to the SGMA, wholesale spending for consumer sports apparel in the United States grew 2.4% in 2007, reaching approximately $29.5 billion in annual sales. The sports apparel segment is benefiting from consumers’ preference toward casual, comfortable clothing. The NPD Group has found that only about 30% of sports apparel spending goes toward clothes that consumers intend to use for sports or fitness activities. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased prices points for athletic apparel in recent years.

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

Our four primary brands include:

Easton.  Under the Easton brand, founded in 1922, we offer baseball, softball, ice hockey and cycling components. We believe Easton is recognized as the most innovative brand in the baseball, softball and ice hockey equipment industry. In Major League Baseball (“MLB”), All-Star players Jason Bay, Dustin Pedroia and Carlos Zambrano wear and use the Easton brand. We believe our hockey sticks are used by more National Hockey League (“NHL”) players than any other brand and that consumers choose Easton branded products due to superior performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes All-Star players Marian Gaborik, Dany Heatley and Henrik Zetterberg who wear and use Easton hockey equipment.

Bell.  Under the Bell brand, founded in 1954, we offer helmets for cycling, motorcycles (street and motorcross), auto racing, skateboarding and other action sports, as well as various cycling and fitness accessories. We believe Bell is the number one brand by sales in cycling helmets and accessories. Bell branded products are used by cycling enthusiasts ranging from competitive athletes to recreational users. Consumers choose Bell branded cycling helmets due to superior design, fit, quality, durability and value. The Bell brand image of toughness, dependability and performance is supported through the use of Bell products by, and sponsorship of, such high-profile athletes and professional cycling teams as Bicycle Motocross (“BMX”) stunt riding champion Ryan Nyquist, mountain bike champion Brian Lopes and motocross champions Jimmy Stewart and Nick Wey.

Giro.  Under the Giro brand, founded in 1986, we offer premium helmets for cycling and various snow sports (including skiing and snowboarding), as well as various accessories, including snow goggles and eyewear. We believe the Giro brand is the number two brand by sales in cycling helmets (second only to Bell) and the number one brand in ski and snowboard helmets. We believe that consumers are willing to pay premium prices for our Giro branded helmets due to superior product features and design. The Giro reputation for innovation as well as sleek, stylish and speed-oriented designs is further reinforced through the use of Giro products by, and sponsorship of, leading professional athletes, including Tour de France winners Lance Armstrong and Alberto Contador and Winter X Games gold medal winners Gretchen Bleiler and Simon Dumont.

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

Products and Services

Team Sports

Our Team Sports segment produces technologically advanced equipment and apparel for baseball, softball, ice hockey and football and also provides reconditioning services for various sporting goods.

Baseball and Softball

We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our introduction of the first aluminum bat in 1970, our bats have featured advanced designs and materials to optimize hitting performance, feel and durability. Baseball and softball products accounted for approximately 20.3%, 20.9% and 16.8% of our net sales in 2008, 2007 and 2006, respectively.

Ice Hockey

We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are used by more NHL players than any other brand. Ice hockey products accounted for approximately 15.1%, 15.5% and 14.7% of our net sales in 2008, 2007 and 2006, respectively.

Football

Football Helmets — Substantially all of our football products and services are currently sold under the Riddell brand name. We believe we are the world’s leading designer, developer and marketer of football helmets. Our football helmets are designed to provide optimal on-field performance while meeting or exceeding all relevant safety standards.

Reconditioning Services — We believe we are the leading reconditioner of athletic equipment in the United States. We recondition football helmets and shoulder pads, baseball and lacrosse helmets, catcher’s equipment, baseball gloves and hockey helmets and shoulder pads. Most of our reconditioning volume is comprised of football helmets and shoulder pads as reconditioning typically includes the cleaning, sanitizing, buffing and/or painting of helmets. Face guards, interior pads, chin straps and other helmet components are inspected and replaced as necessary. Helmets are recertified to conform to the standards set by the National Operating Committee on Standards for Athletic Equipment (“NOCSAE”), which is the leading standard-setting organization for athletic equipment.

Football helmets and reconditioning services accounted for approximately 10.7%, 10.5% and 11.4% of our net sales in 2008, 2007 and 2006, respectively.

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

In addition to the team sports products described above, we offer a range of practice wear, apparel, footwear and game uniforms under the Riddell and Easton brand names that are used on and off the field by football, baseball, softball and ice hockey athletes. These functional products incorporate highly-advanced technical materials and innovative designs, such as our Full Range Motion technology, which enables the athlete to have full range of motion without affecting the garment body.

We also have entered into selective licensing agreements that allow third parties to manufacture and market products under the Riddell, Easton and MacGregor brand names. Products currently licensed include Riddell footwear, Easton footwear, Easton table and outdoor games and MacGregor footwear and team sports equipment. We receive royalty income from sales of these products.

Other products and licensing accounted for approximately 9.9%, 10.7% and 11.5% of our net sales in 2008, 2007 and 2006, respectively.

Action Sports

Our Action Sports segment encompasses a number of individual sports, such as cycling, extreme sports, snow sports, powersports and fitness activities. Within many of these sports, we are primarily focused on the helmet market. Within cycling, we are also focused on the accessories and premium components markets.

Cycling and Extreme Sports

Substantially all of our recreational cycling and extreme sports helmets are sold under the Bell brand name and our premium cycling helmets are sold under the Bell and Giro brand names. We sell premium cycling components under the Easton brand name and high-performance accessories under the Blackburn brand name. We also sell other accessories under the Bell and Co-Pilot brand names and certain recreational cycling helmets and accessories under various licensed brands, including Barbie, Batman, Hot Wheels, Sesame Street and X Games.

Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 19.3%, 18.5% and 18.4% of our net sales in 2008, 2007 and 2006, respectively.

Premium Cycling Components and Accessories — We offer premium cycling components, including handlebars, frames, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. Premium cycling components and accessories accounted for approximately 6.5%, 6.3% and 5.8% of our net sales in 2008, 2007 and 2006, respectively.

Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and Co-Pilot brands that are sold primarily through mass retailers. Cycling accessories accounted for approximately 9.4%, 9.4% and 11.0% of our net sales in 2008, 2007 and 2006, respectively.

Snow Sports

We offer helmets for various snow sports, including snowboarding and skiing, as well as various snow sports accessories. Our snow sports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit, as well as performance, from the first snow helmet with adjustable vents to wireless audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snow sports helmets accounted for approximately 4.7%, 3.9% and 5.1% of our net sales in 2008, 2007 and 2006, respectively.

Powersports

We offer helmets for various powersports, including motocross and auto racing, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross, snowmobiles and auto racing. Powersports helmets and accessories accounted for approximately 1.8%, 2.2% and 2.5% of our net sales in 2008, 2007 and 2006, respectively.

Fitness Accessories

We offer a broad line of fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. All of our fitness accessories are sold under the Bell, Savasa and Bollinger brands. Fitness accessories accounted for approximately 2.3%, 2.1% and 2.8% of our net sales in 2008, 2007 and 2006, respectively.

Competition

Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines.

Team Sports

In baseball and softball, we compete with numerous national and international competitors including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Louisville Slugger and Mizuno Corp. In ice hockey, we primarily compete with Bauer Hockey and Reebok-CCM Hockey. In football, we compete with several companies, such as Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. We believe that we compete in each of these team sports markets on the basis of brand name recognition, product features, quality and customer service.

Action Sports

In cycling helmets and components, we compete with several national and regional competitors. Within the mass retail channel, our main competitor is Dorel Industries, Inc. (“DI”), which markets its products under such well-known brand names as Schwinn, Mongoose and GT. DI competes with us primarily on brand name recognition and price. In the specialty retail channel, our primary competitors are Trek Bicycle Corporation and Specialized Bicycle Components, both of whom compete with us mostly on a combination of performance, price, style, quality, design and focus on cycling enthusiasts.

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

Sales of Team Sports Products

Retail Sales

We sell a broad selection of our team sports products, including our baseball, softball and ice hockey products, to both national and regional full-line sporting goods retailers in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with sporting goods chains’ marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retail accounts. Our extensive product selection allows sporting goods retailers to tailor their mix of our products to their individual selling strategies. In addition, we believe that sporting goods retailers benefit from consumer recognition and demand for our brands through increased foot traffic in their stores. We also sell team sports products to approximately 2,800 independent specialty retail accounts in North America. These retailers cater their marketing and product selections to sports enthusiasts who often seek premium products having the highest level of performance. We work with specialty customers to maximize sales and profits by providing highly visible product displays and point-of-purchase signage.

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

Institutional Sales

We primarily sell football helmets, shoulder pads, certain other team sports equipment, uniforms, accessories and reconditioning services to educational institutions and athletic leagues. We have a direct sales force and marketing team of approximately 250 individuals, which focus on sales to the NFL and approximately 16,700 high schools, 1,000 colleges and numerous youth leagues across the United States. We believe our institutional sales force, made up primarily of former players, former coaches and experienced industry sales professionals, is the largest national direct sales force for athletic products and services in the institutional sporting goods industry and provides us with a significant competitive advantage. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our customers and also facilitates education on new product offerings. Additionally, this approach allows us to sell equipment and reconditioning services directly to our customers, which enables us to more readily explore add-on sales opportunities. Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has aided us in establishing a reputation for industry-leading service and a loyal customer base.

Sales of Action Sports Products

We primarily sell our broad selection of action sports products, including cycling, snow sports, powersports and skateboarding helmets and accessories through independent specialty retail accounts, sporting goods stores and mass retailers. We also sell premium aftermarket cycling components and accessories to distributors who supply the specialty retail channel and directly to bicycle manufacturers.

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

We sponsor over 300 individuals and 60 teams, totaling over 650 athletes, who participate in baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, auto racing and other sports around the world. In addition, we have an exclusive contract with the NFL under which our football helmets are designated the Official Helmet of the NFL. Our agreement with the NFL permits our Riddell brand mark to appear on the front and on the chin strap of each Riddell helmet used during NFL play and provides that there be no indicia of any other brand on any other helmet worn during a game. We believe that Riddell helmets are used by over 80% of the players in the NFL.

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

We also actively work with several organizations that set safety or performance standards for the sporting goods we sell. Our products meet or exceed the standards established by the most important regulatory and testing bodies, including the Department of Transportation, the Consumer Product Safety Commission (“CPSC”), the Hockey Equipment Certification Council (“HECC”) and Canadian Standards Association (“CSA”) and various private organizations, including NOCSAE, which is the leading standard-setting organization for athletic equipment (including football, baseball, softball and lacrosse helmets, as well as other equipment) and the Snell Memorial Foundation, which is a leading organization that tests and certifies helmets for cycling, snow sports, powersports and other action sports. We also work with various athletic leagues, including the NFL, the NHL, MLB, the NCAA and Little League Baseball and Softball, that set standards for equipment used in competition and various conferences within these athletic organizations that have their own standards. We believe that we have regularly been among the first to adopt new safety or performance standards.

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

Our aluminum and composite baseball and softball bats are manufactured in Asia. We transitioned the production of our aluminum bats and certain cycling products from our Van Nuys, California facility to Asia during the second quarter of 2007. We manufacture a portion of our composite ice hockey sticks and blades and certain cycling components at our facility in Tijuana, Mexico and the balance of these products are sourced from various domestic and international suppliers. Custom ice hockey pants, gloves and skates are manufactured at our facility in Quebec, Canada. We assemble and package a portion of our cycling, football, snow sports, powersports and other helmets at our Elyria, Ohio and Rantoul, Illinois facilities, the balance of our helmets are sourced from outside of the United States. Reconditioning services are performed at facilities strategically located throughout the United States and Canada. In addition, we maintain a silk screening operation at our Elk Grove Village, Illinois facility to customize our football practice wear and uniform products with almost any logo, team name or other design that the customer requests.

We complement our manufacturing infrastructure with overseas sourcing and leverage our purchasing volumes to receive lower prices. We have exclusive agreements with various third-party vendors in Asia to produce a portion of our aluminum and composite products. These agreements provide us with additional flexibility and manufacturing capacity. To protect the integrity of our brands, we actively inspect products purchased from third-party vendors to ensure that they meet our high-quality standards. We have a product development team in Hong Kong that supports our Asian sourcing efforts. In addition to handling product design, this team visits and works with many of our suppliers to verify product specifications, logistics and quality control. We require our suppliers to perform factory tests periodically to ensure the material and functional integrity of our products.

We operate distribution facilities in Illinois, Pennsylvania, Utah, Canada and Taiwan, which allows us to maintain high service levels for our customers across all distribution channels. We also use a third party distributor in California to provide distribution services for apparel and footwear products.

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

Intellectual Property

We have a portfolio of approximately 165 patents along with approximately 95 patents pending that relate to our various products. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

We believe our well-established brands — Easton, Bell, Giro and Riddell — are a core asset of our business and are of great value to us. We maintain a portfolio of active registered trademarks in support of our brands. We hold all domestic rights to the Easton, Bell, Giro and Riddell trademarks and all domestic rights to the MacGregor trademark in connection with the manufacture and sale of certain products (other than golf products). We also maintain many registrations of trademarks globally, particularly the Bell, Giro and Blackburn trademarks, and maintain the Riddell trademark in select countries. We have also secured licenses to use certain popular brands on select cycling helmets and accessories from several companies including Mattel Inc., to use the Barbie and Hot Wheels brands, Warner Bros. Entertainment Inc., to use the Batman brand, ESPN, Inc., to use the X Games brand and the Sesame Workshop, to use the Sesame Street brand.

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

Employees

We believe that our relationships with our employees are good. As of January 3, 2009, we had 2,400 employees, including 125 in product design, engineering and testing, 1,647 in operations, including manufacturing and distribution, 414 in sales and marketing and 214 in administration. Approximately 52 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2009, and an agreement with a union in New Rochelle, New York, expires in January 2010.

Insurance and Risk Management

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend product liability cases brought against us and actively manage our product liability exposure through research and testing, active case management and insurance. We maintain levels of insurance which we believe to be adequate. Our primary and excess product liability insurance policies cover all of our products and expire in January 2010.

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

Financial Information on Geographical Areas

For financial information on geographic areas, see Note 7 to our Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

Economic conditions could adversely affect the profitability of some or all of our businesses.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Collectability of receivables from our customers may be adversely affected, causing an increase in aged receivables and/or a reduced collection rate. If we are forced to write off uncollectible accounts as a result, our profitability could be adversely affected. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. A sustained decline in economic conditions could reduce demand for our products, driving down their prices. In addition, the economic downturn could adversely affect the fiscal health of key customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues unless we are able to replace any lost business. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets. These and other economic factors could have an adverse effect on demand for our products and services and on our financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of other effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

Recent turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing and/or make it more difficult for us to obtain financing in the future. The disruption in the global financial markets has also impacted some of the financial institutions with which we do business and may impair the ability of banks to honor draws on our revolving credit facility. A sustained decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. As of January 3, 2009, we had total indebtedness of at least $455.9 million (including $140.0 million of our 8.375% senior subordinated notes due 2012, $315.8 million under our senior secured credit facility, no borrowings under our revolving credit facilities and $0.1 million of capital lease obligations). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We may be able to incur substantial additional indebtedness in the future. We may borrow up to a total of $70.0 million and Cdn$12.0 million under the revolving credit facilities that are part of our senior secured credit facility. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition, the terms of the indenture governing our senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Although we have no competitors that challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines. Competition is primarily based on brand name recognition, product features, style, quality, price and customer service. Our baseball and softball equipment business has numerous national and international competitors including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Louisville Slugger and Mizuno Corp. Our ice hockey equipment business competes with Bauer Hockey and Reebok-CCM Hockey. Our cycling helmet, accessories and component business competes with several national and regional competitors including DI, Trek Bicycle Corporation and Specialized Bicycle Components, as well as with several other international companies. Our football equipment business competes with several companies, including Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. In the snow sports helmet market, we compete with several domestic and international brands, including Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D., which is owned by The Burton Corporation and Salomon, which is owned by Amer Sports. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC.

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

We sponsor numerous professional athletes in baseball, cycling, ice hockey, action sports, snow sports and powersports who endorse and use our products, including our Easton branded bats and ice hockey sticks and our Bell and Giro branded helmets. In addition, under our agreement with the NFL, the Riddell name may appear on the front of and on the chin strap of all of our football helmets used in NFL play, and no other brand name may appear on a football helmet, face mask or chin strap used in NFL play. Also, our equipment is used by numerous Division I NCAA sports teams. We believe that these relationships increase sales of our products by enhancing the visibility of our brands and related trademarks and exposure of our branded products to other customers and, in certain instances, provide us with a significant competitive advantage. If we were to lose the benefits of these relationships, or if they were to deteriorate in a material way, our business and results of operations, financial condition and cash flow could be adversely affected.

Sales of our products will be adversely affected if we cannot satisfy the standards established by testing and athletic governing bodies.

Our products are designed to satisfy the standards established by a number of regulatory and testing bodies, including the Department of Transportation, the CPSC, HECC, CSA, NOCSAE and the Snell Memorial Foundation, as well as by athletic organizations and governing bodies, including the NFL, NHL, MLB, NCAA and Little League Baseball and Softball. In addition, conferences within these athletic organizations have their own standards that can be stricter than the standards promulgated by the organizations. For certain products, we rely on our in-house testing equipment to ensure that such products comply with these standards. We cannot assure you that our future products will satisfy these standards, that our in-house testing equipment will produce the same results as the equipment used by the applicable testing bodies, athletic organizations and governing bodies or that existing standards will not be altered in ways that adversely affect our brands and the sales of our products. Any failure to comply with applicable standards could have a material adverse effect on our business.

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

Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended January 3, 2009, our top 10 customers collectively accounted for approximately 32.9% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 15.3% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, our customers in the retail industry are experiencing consolidation, contractions and financial difficulties. As a result, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.

Many of our products or components of our products are provided by a limited number of third-party suppliers and manufacturers and, because we have limited control over these suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended January 3, 2009, approximately 30.2% of our raw materials were sourced from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended January 3, 2009, approximately 200 international manufacturers produced approximately 89.5% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

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

In addition, if any of our products are, or are alleged to be defective, we may be required to participate in a recall of that product. If we were to recall one or more of our products, it would be a substantial cost to us and our relationships with our customers could be irreparably harmed and could materially and adversely affect our business.

Our international sourcing and sales network subjects us to additional risks and costs, which may differ in each country in which we do business and may cause our profitability to decline.

During the fiscal year ended January 3, 2009, we purchased approximately $325.6 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We may decide to increase our international sourcing in the future. In addition, a significant percentage of our sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) recessionary trends in international markets; (ii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iii) difficulties in enforcing intellectual property rights; (iv) increases in transportation costs or delays; (v) work stoppages and labor strikes; (vi) fluctuations in exchange rates; and (vii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

Our business is also subject to the risks associated with the enactment of additional U.S. or foreign legislation and regulations relating to exports or imports, including quotas, duties, taxes or other charges or restrictions. If imposed, such legislation and regulations could have a material adverse effect on our sales and profitability.

We also may be adversely affected by significant fluctuations in the value of the U.S. dollar relative to other currencies. We generally purchase goods made by foreign manufacturers in U.S. dollars, and therefore, changes in the value of the U.S. dollar can have an immediate effect on the cost of our purchases. If we experience increased costs as a result of exchange rate fluctuations and we are unable to increase our prices to a level sufficient to compensate for such increased costs, our gross margins could decline and we could become less price-competitive with companies who manufacture their products in the United States.

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

We may continue to expand our business and operations through strategic acquisitions. The value of our company will be affected by our ability to achieve the benefits expected from any strategic acquisitions we undertake in the future. Achieving these benefits will depend in part upon meeting the challenges inherent in the successful combination of these enterprises. In particular, we may have difficulty and may incur unanticipated expenses related to integrating management and personnel. Additionally, we may not be able to achieve any anticipated cost savings for many reasons, including an inability to take advantage of expected tax savings. Failure to integrate these acquisitions successfully may have a material adverse effect on our business, results of operations and financial condition.

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

As of January 3, 2009, approximately, 52 of our 2,400 employees were unionized. Although we have good labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania expires in December 2009 and our collective bargaining agreement with a union in New Rochelle, New York expires in January 2010. We cannot assure you that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.

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

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address an identified weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our company. There can be no assurance that we will not discover weaknesses in our internal control over financial reporting in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 3, 2009 we operated 20 facilities in the United States, three in Canada, two in Mexico, one in Europe and three in Asia. Our corporate headquarters is located in Van Nuys, California. Set forth below is information regarding our principal properties:

			Leased	Owned
Location	Primary Use	Business Segment	Sq. Ft.	Sq. Ft.

Van Nuys, CA	Corporate Headquarters and Offices	Team and Action Sports	99,000
Santa Cruz, CA	Offices and Research and Development	Action Sports	32,000
Irving, TX	Offices	Action Sports	27,000
Chicago, IL	Offices and Research and Development	Team Sports	21,000
Rantoul, IL	Offices, Manufacturing and Warehouse	Team and Action Sports	754,000
York, PA	Warehouse	Action Sports		465,000
Salt Lake City, UT	Warehouse	Team Sports	142,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	135,000
Montreal, Canada	Offices, Manufacturing and Warehouse	Team Sports	98,000
Tijuana, Mexico	Offices, Manufacturing and Warehouse	Team and Action Sports	80,000
San Antonio, TX	Reconditioning	Team Sports	59,000
Stroudsburg, PA	Manufacturing and Reconditioning	Team Sports	46,000

In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 214,000 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

We are subject to various product liability claims and lawsuits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Our management has established an accrual based on its best estimate of probable losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. We maintain primary and excess product liability insurance coverage under various policies. Our primary and excess product liability insurance policies expire in January 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities.

Item 6.	Selected Financial Data

Set forth below is our selected historical consolidated financial and other operating data. Certain reclassifications of previously reported financial information were made to conform to the current presentation. We follow a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Our selected historical consolidated financial data and other data set forth below as of January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005 and December 31, 2004 and for the fiscal years ended January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005 and December 31, 2004, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 3,	December 29,	December 30,	December 31,	December 31,
	2009	2007	2006	2005	2004
	(Dollars in millions)

Statement of Operations Data:
Net sales	$775.5	$724.6	$639.0	$379.8	$165.9
Cost of sales(1)	509.1	475.6	426.1	244.9	113.8

Gross profit	266.4	249.0	212.9	134.9	52.1
Selling, general and administrative expenses	179.2	170.0	164.3	95.4	50.1
Restructuring and other infrequent expenses	0.5	0.6	0.9	1.7	—
Amortization of intangibles	13.4	13.2	12.6	8.5	4.6
Gain on sale of property, plant and equipment	—	(2.3)	—	—	—

Income (loss) from operations	73.3	67.5	35.1	29.3	(2.6)
Interest expense, net	41.9	41.6	42.4	21.9	18.6

Income (loss) before taxes	31.4	25.9	(7.3)	7.4	(21.2)
Income tax expense (benefit)	18.0	11.4	(1.4)	4.3	(8.1)

Net income (loss)	$13.4	$14.5	$(5.9)	$3.1	$(13.1)

Other Financial Data:
Capital expenditures	$17.6	$16.8	$12.8	$5.0	$1.6

	As of	As of	As of	As of	As of
	January 3,	December 29,	December 30,	December 31,	December 31,
	2009	2007	2006	2005	2004
	(Dollars in millions)

Balance Sheet Data:
Cash and cash equivalents	$41.3	$16.9	$9.9	$3.6	$1.4
Total assets	997.6	956.5	948.1	480.7	470.6
Total debt(2)	455.9	475.6	476.2	248.9	250.1
Total stockholder’s equity	347.0	341.0	318.2	133.9	125.5

(1)	Cost of sales included $19.0 million and $14.2 million of costs resulting from the purchase accounting write-up of inventories to fair value for the periods ended December 30, 2006 and December 31, 2004, respectively. Expenses of approximately $2.0 million and $1.7 million previously recorded in cost of sales in 2005 and 2004, respectively, have been reclassified to selling, general and administrative expenses to conform to the current year presentation.

(2)	Total debt as of December 31, 2005 and December 31, 2004 includes long-term debt payable under our then existing senior secured credit facility prior to it being refinanced in connection with the acquisition of Easton.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports and in various action sports, including cycling, snow sports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets and accessories) and Riddell (football and reconditioning services). Together, these brands represent the vast majority of our sales.

On March 16, 2006, we acquired 100% of the outstanding capital stock of Easton. The purchase price was funded in part by an equity investment in our parent company, Easton-Bell Sports, LLC, proceeds from a senior secured credit facility entered into in connection with the Easton acquisition and existing cash. Easton’s results of operations are included in our results of operations from March 16, 2006.

For the fiscal year ended January 3, 2009, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

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

Gross Profit

Gross profit is equal to our net sales minus our cost of sales. Gross profit margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other sporting goods companies, as we include costs related to distribution and freight in cost of sales. In addition, we state inventories at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead costs.

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

Results of Operations

For purposes of the foregoing discussion, we refer to the fiscal year ended January 3, 2009 as “2008”, the fiscal year ended December 29, 2007 as “2007” and the fiscal year ended December 30, 2006 as “2006”. Our results of operations for the fiscal year ended December 30, 2006, include the results of Easton from March 16, 2006. Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of operations.

		% of Net		% of Net		% of Net
	2008	Sales	2007	Sales	2006	Sales
	(Dollars in millions)

Net sales	$775.5	100.0%	$724.6	100.0%	$639.0	100.0%
Cost of sales	509.1	65.6	475.6	65.6	426.1	66.7

Gross profit	266.4	34.4	249.0	34.4	212.9	33.3
Selling, general and administrative expenses	179.2	23.1	170.0	23.5	156.0	24.4
Management expenses	—	—	—	—	8.3	1.3
Restructuring and other infrequent expenses	0.5	0.1	0.6	0.1	0.9	0.1
Amortization of intangibles	13.4	1.7	13.2	1.8	12.6	2.0
Gain on the sale of property, plant and equipment	—	—	(2,3)	(0.3)	—	—

Income from operations	73.3	9.5	67.5	9.3	35.1	5.5
Interest expense, net	41.9	5.4	41.6	5.7	42.4	6.6

Income (loss) before income taxes	31.4	4.1	25.9	3.6	(7.3)	(1.1)
Income tax expense (benefit)	18.0	2.3	11.4	1.6	(1.4)	(0.2)

Net income (loss)	13.4	1.8	14.5	2.0	(5.9)	(0.9)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11.3)	(1.5)	5.5	0.8	(0.1)	—

Comprehensive income (loss)	$2.1	0.3%	$20.0	2.8%	$(6.0)	(0.9)%

2008 compared to 2007

Net income for 2008 was $13.4 million, as compared to $14.5 million for 2007. Our results for 2008 include the following items:

•	provision for excess and obsolete inventory write-offs of $6.0 million;

•	foreign currency transaction loss of $1.2 million;

•	research and development expenses of $13.3 million;

•	product liability settlement and litigation expenses of $7.1 million;

•	provision for allowance for doubtful accounts of $5.5 million;

•	equity compensation expense of $3.9 million;

•	expenses of $1.8 million related to severing executives and reorganizing the Company;

•	restructuring and other infrequent expenses of $0.5 million, related to the closure of our Van Nuys, California manufacturing facility;

•	interest expense (net) of $41.9 million; and

•	income tax expense of $18.0 million.

Our results for 2007 included the following items:

•	provision for excess and obsolete inventory write-offs of $5.0 million;

•	foreign currency transaction gains of $1.7 million;

•	research and development expenses of $12.6 million;

•	product liability settlement and litigation expenses of $4.9 million;

•	provision for allowance for doubtful accounts of $3.3 million;

•	consulting fees related to the Sarbanes-Oxley compliance program of $3.2 million;

•	expenses of $3.0 million related to severing executives and reorganizing the Company;

•	equity compensation expense of $2.8 million;

•	restructuring and other infrequent expenses of $0.6 million, primarily related to the closure of our Van Nuys, California manufacturing facility;

•	gain on sale of property, plant and equipment of $2.3 million;

•	interest expense (net) of $41.6 million; and

•	income tax expense of $11.4 million.

Net Sales

The following table sets forth for the years indicated, net sales for each of our segments:

			Change
	2008	2007	$	%
	(Dollars in millions)

Team Sports	$433.7	$416.5	$17.2	4.1%
Action Sports	341.8	308.1	33.7	10.9%

	$775.5	$724.6	$50.9	7.0%

Net sales for 2008 were $775.5 million, as compared to $724.6 million in 2007. The Team Sports net sales increased $17.2 million, or 4.1%, as compared to 2007. The Team Sports net sales increase is due to increased sales of baseball and softball products, ice hockey products, football helmets and reconditioning services, which were partially offset by a decrease in sales of branded collectible football products. Action Sports net sales increased $33.7 million, or 10.9%, when compared to 2007. The increase is due to increased sales of cycling helmets and accessories, fitness accessories and snow sports helmets, which were partially offset by a decrease in sales of powersports helmets in the mass channel.

Cost of Sales

The following table sets forth for the years indicated, cost of sales for each of our segments:

	2008		2007
		% of		% of
	$	Net Sales	$	Net Sales
	(Dollars in millions)

Team Sports	$263.2	60.7%	$256.6	61.6%
Action Sports	245.9	71.9%	219.0	71.1%

	$509.1	65.6%	$475.6	65.6%

For 2008, cost of sales was 65.6% of net sales, as compared to 65.6% of net sales for 2007. Team Sports cost of sales was 60.7% of net sales, as compared to 61.6% of net sales in 2007. The decrease is primarily attributable to a full year of cost savings realized in 2008 from transitioning the manufacturing of aluminum baseball and softball bats to Asia from the United States, increased selling prices to our customers of certain football products and lower inventory write-offs, partially offset by sales mix changes. Action Sports cost of sales was 71.9% of net sales, as compared to 71.1% of net sales in 2007. The increase is due to sales mix changes and increased product costs, partially offset by increased selling prices to our customers.

Gross Profit

The following table sets forth for the years indicated, gross profit for each of our segments:

	2008		2007
		% of		% of
	$	Net Sales	$	Net Sales
	(Dollars in millions)

Team Sports	$170.5	39.3%	$159.9	38.4%
Action Sports	95.9	28.1%	89.1	28.9%

	$266.4	34.4%	$249.0	34.4%

For 2008, gross margin was 34.4% of net sales, as compared to 34.4% of net sales in 2007. Team Sports gross margin was 39.3% of net sales, an increase of 0.9 percentage points, as compared to 2007. The increase is primarily attributable to a full year of cost savings realized in 2008 from transitioning the manufacturing of aluminum baseball and softball bats to Asia from the United States, increased selling prices to our customers of certain football products and lower inventory write-offs, partially offset by sales mix changes. Action Sports gross margin was 28.1% of net sales, a decrease of 0.8 percentage points, as compared to 2007, primarily due to a change in sales mix and increased product costs, partially offset by increased selling prices to our customers.

Selling, General and Administrative Expenses

During 2008, SG&A expenses increased $9.2 million or 5.4%, as compared to 2007. The increase primarily relates to incremental investments in research and development and information technology of $0.7 million and $2.1 million, respectively, incentive compensation of $6.8 million, equity compensation of $1.1 million, additional allowance for doubtful accounts of $2.2 million, legal and product liability expenses of $0.8 million and $1.3 million of variable expenses related to increased sales, partially offset by a reduction in marketing expenses of $3.7 million and Sarbanes-Oxley compliance expenses of $2.3 million.

Restructuring and Other Infrequent Expenses

Restructuring and other infrequent expenses decreased $0.1 million to $0.5 million in 2008, as compared to $0.6 million in 2007. The expenses in both years related to the closure of the Van Nuys facility. See “Restructuring and Other Infrequent Expenses” for additional information.

Amortization of Intangibles

Amortization of intangibles increased $0.2 million to $13.4 million in 2008 from $13.2 million in 2007, which was materially consistent among the years.

Interest Expense, Net

Net interest expense increased $0.3 million to $41.9 million for 2008 from $41.6 million in 2007. The increase was due in part to the $7.7 million adjustment to interest expense to reflect the change in the fair value of the interest rate swap during 2008 in connection with an agreement entered into in April 2008, partially offset by reduced debt levels and lower borrowing rates in 2008. Changes in the fair value of the interest rate swap, which is not designated as a hedge, are recorded through earnings as part of interest expense throughout the term of the swap.

Income Tax Expense

We recorded an income tax expense of $18.0 million in 2008, an effective tax rate of 57.4%, as compared to an income tax expense of $11.4 million in 2007, an effective tax rate of 44.1%. The difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property.

2007 compared to 2006

Net income for 2007 was $14.5 million, as compared to a $(5.9) million loss for 2006. Our results for 2007 include the following items:

•	provision for excess and obsolete inventory write-offs of $5.0 million;

•	foreign currency transaction gains of $1.7 million;

•	research and development expenses of $12.6 million;

•	product liability settlement and litigation expenses of $4.9 million;

•	consulting fees related to the Sarbanes-Oxley compliance program of $3.2 million;

•	expenses of $3.0 million related to severing executives and reorganizing the Company;

•	equity compensation expense of $2.8 million;

•	restructuring and other infrequent expenses of $0.6 million, primarily related to the closure of our Van Nuys, California manufacturing facility;

•	gain on sale of property, plant and equipment of $2.3 million;

•	interest expense (net) of $41.6 million; and

•	income tax expense of $11.4 million.

Our results for 2006 included the following items:

•	amortization of $19.0 million of purchase price write-up of inventory to fair market value in relation to the Easton acquisition, which was charged to cost of sales;

•	settlement of lawsuits, which resulted in $8.1 million of expense;

•	expenses of $7.5 million related to severing executives and reorganizing the combined company;

•	equity compensation expense of $3.1 million, comprised of $0.8 million related to the redemption of vested units under the 2003 Equity Plan and $2.3 million related to the 2006 Equity Plan;

•	consulting fees related to the Sarbanes-Oxley compliance program of $0.8 million;

•	management expenses of $8.3 million, which reflect a $7.5 million payment to satisfy our contractual obligations to pay future management expenses;

•	restructuring and other infrequent expenses of $0.9 million, primarily related to the closure of our Chicago, Illinois manufacturing facility;

•	an increase in amortization of intangible assets of $4.1 million related to the Easton acquisition; and

•	interest expense (net) of $42.4 million related to higher debt levels in 2006 as a result of the Easton acquisition.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2007		2006
		% of		% of	Change Due to
	$	Net Sales	$	Net Sales	Acquisitions
	(Dollars in millions)

Net sales	$724.6	100.0%	$639.0	100.0%	$68.3
Cost of sales	475.6	65.6%	426.1	66.7%	27.0

Gross profit	249.0	34.4%	212.9	33.3%	41.3
Selling, general and administrative expenses	170.0	23.5%	156.0	24.4%	10.5
Management expenses	—	—	8.3	1.3%	—
Restructuring and other infrequent expenses	0.6	0.1%	0.9	0.1%	—
Amortization of intangibles	13.2	1.8%	12.6	2.0%	0.6
Gain on sale of property, plant and equipment	(2.3)	(0.3)%	—	—	(0.5)

Income from operations	$67.5	9.3%	$35.1	5.5%	$30.7

Cost of Sales

For 2007, cost of sales was $475.6 million, or 65.6% of net sales, as compared to $426.1 million, or 66.7% of net sales for 2006. The decrease in cost of sales as a percentage of net sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write up associated with the Easton acquisition of $19.0 million, partially offset by sales mix changes and increased distribution costs, freight costs and inventory write-offs. Team Sports cost of sales was $256.6 million, or 61.6% of net sales, as compared to $228.3 million, or 65.6% of net sales for 2006. The decrease in Team Sports cost of sales as a percentage of net sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write up associated with the Easton acquisition, partially offset by increased distribution costs, freight costs and inventory write-offs. Action Sports cost of sales was $219.0 million, or 71.1% of net sales, as compared to $197.8 million, or 67.9% of net sales in 2006. The increase in Action Sports cost of sales as a percentage of net sales is due to sales mix changes, the inclusion of a full first quarter of the Easton cycling business and increased distribution costs, product costs, freight costs and inventory write-offs.

Gross Profit

For 2007, gross profit was $249.0 million, or 34.4% of net sales, as compared to $212.9 million, or 33.3% of net sales for 2006. The increase in gross profit as a percentage of net sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write-up associated with the Easton acquisition, partially offset by sales mix changes and increased distribution costs, freight costs and inventory write-offs. Team Sports gross profit percentage was 38.4% of net sales, an increase of 3.9 percentage points, as compared to 2006. The increase in Team Sports gross profit as a percentage of net sales is primarily attributable to the cost savings realized from transitioning the manufacturing of certain aluminum products to Asia from the United States, foreign currency gains in our international operations and the impact in 2006 of expensing the purchase accounting inventory write up associated with the Easton acquisition, partially offset by increased distribution costs, freight costs and inventory write-offs. Action Sports gross profit percentage was 28.9% of net sales, a decrease of 3.1 percentage points, as compared to 2006, primarily due to a change in sales mix and increased distribution costs, product costs, freight costs and inventory write-offs.

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

The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total
	(Dollars in millions)

Balance as of December 31, 2005	$—	$—	$—
Provision	2.1	2.2	4.3
Less: Cash Activity	(0.2)	—	(0.2)

Balance as of December 30, 2006	1.9	2.2	4.1
Provision	—	0.5	0.5
Less: Cash Activity	(1.7)	(2.3)	(4.0)

Balance as of December 29, 2007	0.2	0.4	0.6
Provision	—	0.5	0.5
Less: Cash Activity	(0.1)	(0.9)	(1.0)

Balance as of January 3, 2009	$0.1	$—	$0.1

The accrual of $4.1 million as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition, with an additional $0.5 million provision recorded in both 2007 and 2008 for facility closure costs. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of January 3, 2009, most of the employees had been terminated. The $0.1 million of restructuring costs accrued as of January 3, 2009 are expected to be paid in 2009.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. With the exception of the fourth quarter of 2008 which was comprised of 14 weeks, each quarter is comprised of 13 weeks and in 2008, the quarters ended were March 29, June 28,

September 27 and January 3, 2009. The operating results for any period are not necessarily indicative of results for any future period.

	For the Following Quarterly Periods
	First	Second	Third	Fourth
	(Dollars in millions)
	(Unaudited)

2008:
Net sales	$182.1	$220.8	$203.4	$169.2
Gross profit	61.0	81.4	72.9	51.1
Income from operations	13.9	31.7	23.4	4.3
Net income (loss)	2.4	15.5	6.3	(10.8)
2007:
Net sales	$174.6	$206.4	$188.5	$155.1
Gross profit	58.5	76.4	65.4	48.7
Income from operations	13.1	29.7	22.6	2.1
Net income (loss)	1.3	12.1	6.8	(5.7)

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

Senior Secured Credit Facility

In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a senior secured Credit and Guaranty Agreement (“the Credit Agreement”) with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Credit Agreement provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn$12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. On January 2, 2009, the Company voluntarily prepaid $10.0 million on the term loan. As of January 3, 2009, we had $315.8 million outstanding under the term loan facility, zero outstanding under both our U.S. and Canadian revolving credit facilities and also had availability to borrow an additional $66.2 million and Cdn$12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively. In addition, at January 3, 2009, outstanding letters of credit issued under the revolving credit facility totaled $3.8 million.

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

Our Credit Agreement imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our Credit Agreement requires us to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit. As of January 3, 2009, we were in compliance with all of our covenants under our Credit Agreement.

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

Senior Subordinated Notes

On September 30, 2004, in connection with the acquisition of Bell, we issued $140.0 million of 8.375% senior subordinated notes due 2012 (the “Notes”). The Notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. We may currently redeem the Notes, in whole or in part, at 104.188% of the principal amount, plus accrued interest. This declines to 102.094% of the principal amount, plus accrued interest at any time on or after October 1, 2009, and then further declines to 100% of the principal amount, plus accrued interest, at any time on or after October 1, 2010.

The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.

Other Matters

Operating activities provided $67.7 million of cash for the year ended January 3, 2009, as compared to $16.3 million of cash provided in the year ended December 29, 2007. The increase in the generation of cash primarily relates to the timing impact of increased payables and accrued expenses, which were partially offset by increased accounts receivable and inventory. We had $282.9 million in working capital at January 3, 2009, as compared to $262.8 million at December 29, 2007.

Accounts receivable and inventory were $13.2 million and $11.8 million higher, respectively, at January 3, 2009 than at December 29, 2007. The increase in accounts receivable and inventory are primarily related to sales growth.

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

Capital expenditures for 2008 were $17.6 million, as compared to $16.8 million in 2007. We are in the process of implementing SAP’s ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We employ an implementation team of specialists and expect to complete our phased roll-out of ERP across all of our businesses in 2009. We estimate the aggregate cost of implementation to be approximately $19.6 million. Through January 3, 2009, expenditures associated with this roll-out were approximately $18.0 million. For the fiscal year of 2008, we capitalized interest related to the project of $0.1 million.

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 56.8% at January 3, 2009, as compared to 58.2% at December 29, 2007. The decrease was primarily attributable to the decrease in debt and the increase in shareholder’s equity as a result of the net income for 2008.

From time to time, we review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our senior secured credit facility or complete public or private offerings of debt securities.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2009 will be affected by the following:

•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition.

•	Retail Market Conditions. As a result of the slowing U.S. economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. However, despite these trends, we are confident that our focus on innovation and providing the “best in class” products will be successful, albeit at a slower pace, during these “softer” economic times.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are in the process of implementing SAP’s ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, the cost to implement SAP’s ERP could be higher than initially anticipated. We employ an implementation team of specialists and expect to complete our phased roll-out of SAP’s ERP across all of our businesses in 2009. When completed, we expect that the system will streamline reporting and enhance internal controls.

•	Operations and Manufacturing. A significant part of our strategic plan involves streamlining our distribution, logistics and manufacturing operations. As a result of this, a critical component of our long-term growth plans reflect investment in operations management and infrastructure to bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. To facilitate this process we made organizational changes in 2008 to better position us to:

•	Enhance margins through development of a sourcing strategy to reduce product costs and inventory levels

•	Improve logistics capabilities to better service customers

•	Leverage SAP ERP capabilities as the organization finalizes its transition to one software platform

We expect to lower the cost to produce and deliver our products to the marketplace through an infrastructure designed to meet the needs of our long-term growth plans with minimal risk to ongoing operations. However, as we have in the past and may continue in the future to transition the production of products from our own facilities to third party suppliers, we may become more vulnerable to increased sourced product costs and our ability to mitigate such cost increases may be reduced.

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn$12.0 million Canadian revolving credit facility. As of January 3, 2009, the outstanding principal balance under our term loan facility was $315.8 million and we had zero outstanding under our U.S. and Canadian revolving credit facilities. We expect our interest expense in 2009 to decrease due to reduced debt levels, lower borrowing rates and the impact of our interest rate swap agreement.

Contractual Requirements

Future payments required under our significant contractual obligations as of January 3, 2009 are as follows:

		Payments Due by Period
	Total	2009	2010 to 2011	2012 to 2013	2014 and Beyond
	(Dollars in thousands)

Long-term debt(1)	$455,788	$12,405	$6,700	$436,683	$—
Interest payments related to long-term debt(2)	95,359	28,103	55,193	12,063	—
Capital lease obligations(3)	186	34	64	64	24
Operating lease obligations	33,175	8,458	12,641	7,525	4,551
Sponsorship/royalty agreements	13,669	6,111	5,813	1,285	460

Total contractual cash obligations	$598,177	$55,111	$80,411	$457,620	$5,035

		Amount of Commitment Expiration per Period
	Total	2009	2010 to 2011	2012 to 2013	2014 and Beyond

Standby letters of credit and similar instruments	$3,772	$3,772	$—	$—	$—

Total commercial commitments and letters of credit	$3,772	$3,772	$—	$—	$—

(1)	Amounts include obligations pursuant to the senior secured credit facility and senior subordinated notes that were outstanding on January 3, 2009. See “Liquidity and Capital Resources.”

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(3)	Amounts include interest on capital lease obligations.

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

Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from an effective interest method. We amortize certain acquired intangible assets on a straight-line basis over estimated useful lives of seven to nineteen years for patents, seven to twenty years for customer relationships, four to five years for licensing and other agreements and seven years for finite-lived trademarks and tradenames.

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

Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123R “Share Based Payment” (SFAS 123R) which amends SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS 123), which requires us to expense Units granted under equity compensation plans based upon the fair market value of the Units on the date of grant. We are amortizing the fair market value of Units granted over the vesting period of the Units and we are using the prospective method of adoption as defined under SFAS 123R.

For Units issued prior to January 1, 2006, we accounted for these Units using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We had previously adopted only the disclosure provision of SFAS 123.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined therein. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of the SFAS 157 fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 as of December 30, 2007, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. On December 30, 2007, we adopted SFAS 159 and have not elected to use fair value measurement on any assets or liabilities under this statement.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the potential impact, if any, of FSP FAS 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008, which was 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We adopted SFAS 162 and the provisions of this statement had no impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in U.S. dollars. During the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, approximately 86.1%, 85.9% and 87.5% of our net sales were in U.S. dollars, respectively, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia is finished goods rather than raw materials. Because we generally purchase these goods in U.S. dollars, changes in the value of the U.S. dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. At January 3, 2009, there were foreign currency forward contracts in effect for the purchase of U.S. $22.0 million aggregated notional amounts, or approximately Cdn$26.6 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year-end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected first quarter 2009 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increased materials costs would likely be partially offset by a positive impact on revenues due to our international sales and the conversion of those international sales into U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into a senior secured credit facility, consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn$12.0 million Canadian revolving credit facility. As of January 3, 2009, the outstanding principal balance under our term loan facility was $315.8 million and we had zero outstanding under both our U.S. and Canadian revolving credit facilities. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage.

Our Credit Agreement required us to have interest rate agreements in place by June 15, 2006, such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. In April 2008, we entered into an interest rate swap agreement with an initial notional amount of $275.0 million. As of January 3, 2009, approximately 91% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended January 3, 2009 are included in this Item:

Page

Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	42
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	43
Consolidated Statements of Stockholder’s Equity for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	44
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	45
Notes to Consolidated Financial Statements	46

The information under the heading “Quarterly Results” of Item 7 on pages 30 and 31 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of
Easton-Bell Sports, Inc.

We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. (the “Company”) and subsidiaries as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2009

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$41,301	$16,923
Accounts receivable, net	213,561	200,380
Inventories, net	147,163	135,335
Prepaid expenses	8,183	9,774
Deferred taxes	9,128	6,782
Other current assets	7,605	5,450

Total current assets	426,941	374,644
Property, plant and equipment, net	45,874	40,622
Deferred financing fees, net	12,055	15,633
Intangible assets, net	303,818	317,225
Goodwill	203,456	203,441
Other assets	5,501	4,925

Total assets	$997,645	$956,490

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$12,405	$3,350
Revolving credit facility	—	5,500
Current portion of capital lease obligations	22	21
Accounts payable	81,245	60,586
Accrued expenses	50,397	42,338

Total current liabilities	144,069	111,795
Long-term debt, less current portion	443,383	466,625
Capital lease obligations, less current portion	123	145
Deferred taxes	39,794	25,058
Other noncurrent liabilities	23,252	11,880

Total liabilities	650,621	615,503

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at January 3, 2009 and December 29, 2007	—	—
Additional paid-in capital	341,197	337,277
Retained earnings (deficit)	11,373	(2,040)
Accumulated other comprehensive (loss) income	(5,546)	5,750

Total stockholder’s equity	347,024	340,987

Total liabilities and stockholder’s equity	$997,645	$956,490

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Net sales	$775,539	$724,639	$638,973
Cost of sales	509,127	475,656	426,109

Gross profit	266,412	248,983	212,864
Selling, general and administrative expenses	179,187	170,022	155,993
Management expenses	—	—	8,250
Restructuring and other infrequent expenses	492	589	908
Amortization of intangibles	13,407	13,220	12,572
Gain on sale of property, plant and equipment	—	(2,339)	—

Income from operations	73,326	67,491	35,141
Interest expense, net	41,909	41,590	42,401

Income (loss) before income taxes	31,417	25,901	(7,260)
Income tax expense (benefit)	18,004	11,432	(1,408)

Net income (loss)	13,413	14,469	(5,852)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,296)	5,511	(126)

Comprehensive income (loss)	$2,117	$19,980	$(5,978)

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

		Additional	Retained	Cumulative	Total
	Common	Paid-in	Earnings	Translation	Stockholder’s
	Shares	Capital	(Deficit)	Adjustment	Equity
	(Amounts in thousands, except share data)

Balance as of December 31, 2005	100	$144,226	$(10,657)	$365	$133,934
Capital contributed in connection with the Easton acquisition	—	191,367	—	—	191,367
Capital distribution	—	(4,270)	—	—	(4,270)
Other capital contributions by Parent	—	760	—	—	760
Equity compensation expense	—	2,349	—	—	2,349
Net loss in 2006	—	—	(5,852)	—	(5,852)
Foreign currency translation adjustment	—	—	—	(126)	(126)

Balance as of December 30, 2006	100	334,432	(16,509)	239	318,162
Equity compensation expense	—	2,845	—	—	2,845
Net income in 2007	—	—	14,469	—	14,469
Foreign currency translation adjustment	—	—	—	5,511	5,511

Balance as of December 29, 2007	100	337,277	(2,040)	5,750	340,987
Equity compensation expense	—	3,920	—	—	3,920
Net income in 2008	—	—	13,413	—	13,413
Foreign currency translation adjustment	—	—	—	(11,296)	(11,296)

Balance as of January 3, 2009	100	$341,197	$11,373	$(5,546)	$347,024

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$13,413	$14,469	$(5,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,622	23,126	20,879
Amortization of deferred financing fees	3,578	3,638	3,260
Deferred financing fees of old debt written-off	—	—	1,613
Equity compensation expense	3,920	2,845	2,349
Deferred income tax expense (benefit)	12,390	4,282	(5,120)
Effect of purchase accounting inventory write-up	—	—	19,010
Writedown of inventory	—	—	391
Gain on sale of property, plant and equipment	—	(2,339)	—
Disposal of property, plant and equipment	12	382	164
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(17,583)	(14,615)	(13,523)
Inventories, net	(14,606)	1,823	(15,156)
Other current and noncurrent assets	(1,155)	(1,083)	1,317
Accounts payable	21,381	3,328	21,269
Accrued expenses	9,351	(18,723)	(6,857)
Other current and noncurrent liabilities	11,372	(784)	(139)

Net cash provided by operating activities	67,695	16,349	23,605

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,618)	(16,827)	(12,789)
Proceeds from sale of property, plant and equipment	—	3,331	—
Settlement of preacquisition contingency	—	4,920	—
Purchase of businesses, net of cash acquired	—	(1,534)	(407,415)

Net cash used in investing activities	(17,618)	(10,110)	(420,204)

Cash flows from financing activities:
Proceeds from revolving credit facility	53,000	107,100	104,154
Payments on revolving credit facility	(58,500)	(105,100)	(100,654)
Payments on new senior term notes	(14,187)	(2,513)	(2,512)
Proceeds from issuance of senior term notes	—	—	335,000
Payments on old senior term notes	—	—	(108,625)
Capital contribution	—	—	192,127
Capital distribution	—	—	(4,270)
Payments on capital lease obligations	(21)	(44)	(62)
Payment of debt issuance costs	—	—	(12,166)

Net cash (used in) provided by financing activities	(19,708)	(557)	402,992

Effect of exchange rate changes on cash and cash equivalents	(5,991)	1,342	(126)

Increase in cash and cash equivalents	24,378	7,024	6,267
Cash and cash equivalents, beginning of year	16,923	9,899	3,632

Cash and cash equivalents, end of year	$41,301	$16,923	$9,899

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except as specified)

1.	Business and Summary of Significant Accounting Policies

Organization and Business

Unless otherwise indicated, all references in this Form 10-K to “Easton-Bell,” “we”, “us”, “our”, and “the Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp. (“RBG”), which, in turn, is a wholly-owned subsidiary of EB Sports Corp., which is a wholly-owned subsidiary of Easton-Bell Sports, LLC, the ultimate parent company (the “Parent”).

The Company is a designer, developer and marketer of sporting goods and related accessories under authentic brands. The Company’s products are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snow sports, powersports and skateboarding. The Company currently sells a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets and accessories) and Riddell (football and reconditioning services).

Reporting Period

The Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2008 (“2008”) was comprised of 53 weeks and ended on January 3, 2009. The Company refers to the fiscal year ended January 3, 2009 as “2008”. Fiscal year 2007 (“2007”) was comprised of 52 weeks and ended on December 29, 2007. Fiscal year 2006 (“2006”) was comprised of 52 weeks and ended on December 30, 2006.

Principles of Consolidation

The consolidated financial statements of the Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at January 3, 2009 and December 29, 2007 were $41,301 and $16,923, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable at January 3, 2009 and December 29, 2007 are net of allowances for doubtful accounts of $7,273 and $4,944, respectively. The Company sells its products to a wide range of customers. The customers are not geographically concentrated. As of January 3, 2009 and December 29, 2007, 30.7% and 29.2%, respectively, of the Company’s gross accounts receivable were attributable to its top ten customers. In 2008, 2007 and 2006, one Action Sports customer accounted for 15.3%, 13.9% and 13.9% of the Company’s net sales, respectively, but no other customer accounted for more than 10% of the Company’s net sales. The Company’s top ten customers accounted for approximately 32.9%, 30.2% and 35.4% of the Company’s net sales for 2008, 2007 and 2006, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. An allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with the customer.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on management’s assessment of excess and obsolete inventory on a product-by-product basis. At January 3, 2009 and December 29, 2007, the Company had a reserve for excess and obsolete inventories of $7,736 and $7,365, respectively. Inventories consisted of the following at January 3, 2009 and December 29, 2007:

	2008	2007

Raw materials	$17,083	$14,862
Work-in-process	2,567	1,928
Finished goods	127,513	118,545

	$147,163	$135,335

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

Buildings and leasehold improvements	Ten to twenty years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three to five years

Property, plant and equipment consisted of the following at January 3, 2009 and December 29, 2007:

	2008	2007

Land	$105	$105
Building and leasehold improvements	10,804	9,384
Machinery and equipment	23,095	16,769
Office equipment and furniture	3,017	4,073
Computer equipment and software	22,911	12,813
Construction in progress	10,165	11,925

	70,097	55,069
Less accumulated depreciation	(24,223)	(14,447)

	$45,874	$40,622

Depreciation expense relating to all property, plant and equipment amounted to $12,215, $9,906 and $8,307 for 2008, 2007 and 2006, respectively.

Capitalized costs of internal use software is amortized on a straight-line basis over the estimated useful life commencing from the date the software asset is ready for its intended use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of the Company’s analyses indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2008, 2007 or 2006.

The Company’s acquired intangible assets are as follows at January 3, 2009 and December 29, 2007:

	January 3, 2009		December 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,333)	$1,702	$(1,086)
Customer relationships	59,180	(25,484)	59,180	(20,042)
Patents	60,345	(23,358)	60,345	(16,900)
Licensing and other	5,900	(3,518)	5,900	(2,258)

Total	$127,127	$(53,693)	$127,127	$(40,286)

Indefinite-lived intangible assets:
Trademarks	$230,384		$230,384

The Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 7 years for finite-lived trademarks and tradenames, 7 to 20 years for customer relationships, 7 to 19 years for patents and 4 to 5 years for licensing and other agreements. The weighted average life is 7.0 years for finite-lived trademarks and tradenames, 12.4 years for customer relationships, 10.2 years for patents, 4.7 years for licensing and other agreements and the overall weighted average life for acquired intangible assets is approximately 10.9 years. For 2008, 2007 and 2006 acquired intangible asset amortization was $13,407, $13,220 and $12,572, respectively. The Company estimates amortization of existing intangible assets will be $13,407, $11,764, $9,576, $9,351 and $6,826 for 2009, 2010, 2011, 2012 and 2013, respectively.

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

Changes in the carrying amount of goodwill during the year ended January 3, 2009 and December 29, 2007 are summarized as follows:

	Team	Action
	Sports	Sports	Consolidated

Balance as of December 30, 2006	$146,897	$60,430	$207,327
Adjustment to purchase price allocations	(4,920)	—	(4,920)
Acquisitions	—	1,034	1,034

Balance as of December 29, 2007	141,977	61,464	203,441
Adjustment to purchase price allocations	15	—	15

Balance as of January 3, 2009	$141,992	$61,464	$203,456

In 2008, the carrying amount of goodwill related to the Team Sports segment was increased by $15, due to the settlement of a preacquisition contingency in connection with an earn-out payment related to Riddell.

In 2007, the carrying amount of goodwill related to the Team Sports segment was reduced by $4,920, due to the settlements of preacquisition contingencies for $2,178 and $2,892 in connection with the Easton and Riddell acquisitions, respectively, and was increased by $150 in earn-out payments related to Riddell, which increased goodwill for Team Sports. In connection with the acquisition of Cyclo Manufacturing, goodwill increased $954 in the Action Sports segment as the result of an earn-out provision and the Company also reclassified $80 from current assets to goodwill upon determination that the amount, from a previous acquisition in the Action Sports segment, required reclassification.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2008, 2007 and 2006, the Company did not have any impairment of long-lived assets.

Deferred Financing Fees

Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. Accumulated amortization was $11,539 and $7,961 at January 3, 2009 and December 29, 2007, respectively.

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

The following is a reconciliation of the changes in the Company’s product warranty liability for 2008 and 2007.

	Year Ended
	2008	2007

Beginning of year	$3,390	$2,981
Warranty costs incurred during the period	(5,975)	(5,825)
Warranty expense recorded during the period	6,248	6,234

End of year	$3,663	$3,390

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $3,777, $4,208 and $4,227, for 2008, 2007 and 2006, respectively.

Shipping and Handling

All shipping and handling fees billed to customers are included as a component of net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

Research and Development Expenses

The Company expenses all research and development costs as incurred. Research and development expenses were approximately $13,339, $12,615 and $8,543 for 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses.

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

Foreign Currency Translation

The financial position and results of operations outside the United States are measured using the local currency as the functional currency. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated using the exchange rates at the balance sheet date. Translation adjustments are included in accumulated other comprehensive (loss) income in stockholder’s equity. Gains and losses, which result from foreign currency transactions, are included in earnings. The Company recorded a transaction loss of $1,197 for 2008 and gains of $1,671 and $144 for 2007 and 2006, respectively.

Fair Values of Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable, net” and “Accounts payable” approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s senior secured credit facility approximates fair value based on borrowing rates currently available to the Company for loans with similar terms and average maturities. The estimated fair value of the Company’s 8.375% senior subordinated notes based on their quoted market value was $101,044 and $129,632, as compared to its carrying value of $143,044 and $142,932 at January 3, 2009 and December 29, 2007, respectively.

Stock-Based Employee Compensation

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on the consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008, which was 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company adopted SFAS 162 and the provisions of this statement had no impact on the Company’s consolidated financial statements.

2.	Restructuring

In connection with the Company’s acquisition of Easton, a restructuring plan was initiated to implement actions to reduce the overall cost structure and to drive sustainable improvements in operating and financial performance. As part of the restructuring plan, the Company closed its manufacturing facilities in Van Nuys, California. Substantially all manufacturing at this location, which relates to the Company’s Team Sports segment, ceased during the second fiscal quarter of 2007. The closure of this facility is consistent with the Company’s strategy to lower overall product costs. While some of the machinery was transferred to other locations, most of the machinery was sold in September 2007 and a gain on the sale of $487 was recorded.

The following table summarizes the components of the restructuring accrual initiated in 2006 and accounted for under Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”:

		Facility
	Employee	Closure
	Severance	Costs	Total

Balance as of December 31, 2005	$—	$—	$—
Costs accrued during purchase accounting	2,100	2,238	4,338
Less: Paid during the year	(210)	—	(210)

Balance as of December 30, 2006	1,890	2,238	4,128
Costs accrued and expensed in 2007	—	487	487
Less: Paid during the year	(1,694)	(2,355)	(4,049)

Balance as of December 29, 2007	196	370	566
Costs accrued and expensed in 2008	—	492	492
Less: Paid during the year	(50)	(862)	(912)

Balance as of January 3, 2009	$146	$—	$146

The accrual of $4,128 as of December 30, 2006 was included as part of the purchase accounting related to the Easton acquisition, with an additional $487 and $492 provision recorded and expensed for facility closure costs in 2007 and 2008, respectively. The employee severance costs were accrued per the Company’s policy and relate to the termination of approximately 215 employees. As of January 3, 2009, most of the employees had been terminated. The $146 of restructuring costs accrued at January 3, 2009 are expected to be paid in 2009.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Long-term Debt

Long-term debt consisted of the following at January 3, 2009 and December 29, 2007:

	2008	2007

Senior Secured Credit Facility:
Term loan facility	$315,788	$329,975
U.S. revolving credit facility	—	5,500
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	145	166

Total long-term debt	455,933	475,641
Less current maturities of long-term debt	(12,427)	(8,871)

Long-term debt, less current portion	$443,506	$466,770

On March 16, 2006, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a new $70,000 U.S. revolving credit facility and (iii) a Cdn$12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The term loan facility was drawn in full by the Company on the Closing Date, together with borrowings of $22,846 under its new U.S. revolving credit facility and $1,000 U.S. and Cdn$1,000 under its new Canadian revolving credit facility, to refinance the Company’s and Easton’s obligations under their then-existing credit facilities (which were thereafter terminated), to finance the acquisition of Easton and to pay related fees and expenses. The Company’s new U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At January 3, 2009, the Company had zero outstanding under both the U.S. and the Canadian revolving credit facilities.

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

The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of January 3, 2009, the Company was in compliance with all of its covenants.

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

As of January 3, 2009, the aggregate contracted maturities of long-term debt are as follows:

		Senior
		Subordinated	Capital
Fiscal Year Ending	Term Loan	Notes	Leases	Total

2009	$12,405	$—	$22	$12,427
2010	3,350	—	22	3,372
2011	3,350	—	24	3,374
2012	296,683	140,000	26	436,709
2013	—	—	28	28
Thereafter	—	—	23	23

	$315,788	$140,000	$145	$455,933

Cash payments for interest were $27,130, $38,547 and $33,661 for 2008, 2007 and 2006, respectively.

On January 2, 2009, the Company voluntarily prepaid $10,000 on the term loan. This payment will be applied to the next scheduled installment payments of the term loan until exhausted.

The Credit Agreement requires that the Company prepay a portion of the term loan within 120 days after the end of the fiscal year when excess free cash flow is generated in any given fiscal year. In 2008, the excess free cash flow amount of $19,055 was reduced by the $10,000 prepayment and the remaining balance of $9,055 is included in the current portion of long-term debt.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At January 3, 2009, outstanding letters of credit issued under the revolving credit facility totaled $3,772. The amount of unused lines of credit at January 3, 2009 and December 29, 2007, was $76,140 and $74,085, respectively. The average interest rate on short term borrowings under the credit facility during 2008 and 2007 was 6.1% and 7.1%, respectively.

In connection with the refinancing related to the acquisition of Easton, the Company expensed $1,613 in 2006 in debt acquisition costs associated with the prior debt as the refinancing represented a material modification of the related syndicated debt. The Company also incurred bank and other fees of $15,489 from third parties related to the acquisition of the new syndication of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded $12,166 as new debt acquisition costs and recorded $3,323 as expense during the year ended December 30, 2006, for bank and other third party fees that did not qualify for capitalization. In addition, the Company amortized $3,578, $3,638 and $3,260 of debt issuance costs during 2008, 2007 and 2006, respectively.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accrued Expenses

Accrued expenses consist of the following at January 3, 2009 and December 29, 2007:

	2008	2007

Salaries, wages, commissions and bonuses	$13,717	$6,875
Advertising	4,919	5,017
Restructuring	146	566
Defective products	656	938
Rebates	4,160	4,412
Warranty	3,663	3,390
Product liability — current portion	3,647	2,443
Royalties	1,771	1,858
Interest	6,335	3,227
Other	11,383	13,612

	$50,397	$42,338

5.	Leases

The Company leases various facilities and equipment. As of January 3, 2009, future minimum commitments for capital leases and for operating leases with non-cancelable terms are as follows:

	Capital	Operating
Fiscal Year Ending	Leases	Leases

2009	$34	$8,458
2010	32	7,071
2011	32	5,570
2012	32	4,836
2013	32	2,689
Thereafter	24	4,551

Total minimum lease payments	186	$33,175

Less amount representing interest	(41)

Present value of minimum lease payments, including current maturities of $22	$145

Property and equipment includes the following amounts under capital leases at January 3, 2009 and December 29, 2007:

	2008	2007

Leasehold improvements	$247	$247
Furniture and fixtures	19	19

	266	266
Less accumulated depreciation	(160)	(139)

	$106	$127

Rent expense for operating leases was approximately $9,559, $9,471 and $7,713 for 2008, 2007 and 2006, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Employee Benefit Plans

As of January 3, 2009, the Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Funding and administrative expense for these plans was approximately $19, $14, and $0 for 2008, 2007 and 2006, respectively. Further disclosures have not been made due to the immateriality of these plans.

As of January 3, 2009, the Company had one defined contribution plan covering substantially all of its non-union employees. Prior to 2007, the Company had three defined contribution plans which were combined at the beginning of the 2007 fiscal year. The Company’s contributions to these plans are based on a percentage of employee contributions. Expenses related to these plans amounted to approximately $1,144, $1,956 and $1,755 for 2008, 2007 and 2006, respectively.

7.	Segment Information

The Company has two reportable segments: Team Sports and Action Sports. The vast majority of Easton’s activity is reflected in the Company’s Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. The Company’s Action Sports segment consists primarily of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. Following the acquisition of Easton, the Company’s Action Sports segment includes Easton’s cycling business. The Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. The Company’s selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

Segment results for 2008, 2007 and 2006 are as follows:

	Team	Action
	Sports	Sports	Consolidated

Year ended January 3, 2009:
Net sales	$433,722	$341,817	$775,539
Income from operations	73,049	35,587	108,636
Depreciation	6,601	5,614	12,215
Capital expenditures	10,540	7,078	17,618
Year ended December 29, 2007:
Net sales	$416,558	$308,081	$724,639
Income from operations	70,790	30,187	100,977
Depreciation	4,629	4,017	8,646
Capital expenditures	10,432	6,395	16,827
Year ended December 30, 2006:
Net sales	$347,791	$291,182	$638,973
Income from operations	38,637	32,849	71,486
Depreciation	4,219	4,088	8,307
Capital expenditures	2,828	9,961	12,789

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Team	Action
	Sports	Sports	Consolidated

Assets
January 3, 2009	$609,793	$387,852	$997,645
December 29, 2007	589,965	366,525	956,490

	Fiscal Year
	2008	2007	2006

Segment income from operations	$108,636	$100,977	$71,486
Equity compensation expense	(3,920)	(2,845)	(3,097)
Restructuring and other infrequent expenses	(492)	(589)	(908)
Amortization of intangibles	(13,407)	(13,220)	(12,572)
Management expenses	—	—	(8,250)
Corporate expenses	(17,491)	(16,832)	(11,518)

Consolidated income from operations	$73,326	$67,491	$35,141

(a)	The following table summarizes net sales by product line. The categorization of the Company’s products into product lines is based on the characteristics of the individual products and is subject to judgment in some cases and can vary over time. In instances where products move between product lines, the Company reclassifies the amounts in the product lines for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each product line.

	2008		2007		2006
		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

Team Sports
Baseball and softball products	$156,692	20.3%	$151,103	20.9%	$107,287	16.8%
Ice hockey products	117,357	15.1	112,307	15.5	94,078	14.7
Football products and reconditioning	83,164	10.7	75,762	10.5	72,818	11.4
Other products and licensing	76,509	9.9	77,386	10.7	73,608	11.5

	$433,722	56.0%	$416,558	57.6%	$347,791	54.4%
Action Sports
Cycling helmets	$149,745	19.3%	$133,799	18.5%	$117,589	18.4%
Snow sports helmets	36,460	4.7	28,702	3.9	32,374	5.1
Powersports products	14,301	1.8	16,284	2.2	16,231	2.5
Premium cycling components and accessories	50,352	6.5	45,813	6.3	37,032	5.8
Fitness accessories	17,707	2.3	15,201	2.1	17,844	2.8
Cycling accessories	73,252	9.4	68,282	9.4	70,112	11.0

	$341,817	44.0%	$308,081	42.4%	$291,182	45.6%

Total Net Sales	$775,539	100.0%	$724,639	100.0%	$638,973	100.0%

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Net sales by customer location for 2008, 2007 and 2006 were as follows:

	2008	2007	2006

North America	$661,729	$628,186	$546,778
Europe	85,942	70,774	77,841
Other	27,868	25,679	14,354

	$775,539	$724,639	$638,973

(c)	Property, plant and equipment, net by location as of January 3, 2009 and December 29, 2007 was as follows:

	2008	2007

North America	$39,013	$34,279
Other	6,861	6,343

	$45,874	$40,622

(d)	Total assets by location as of January 3, 2009 and December 29, 2007 was as follows:

	2008	2007

North America	$982,026	$939,808
Other	15,619	16,682

	$997,645	$956,490

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

The Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The Company’s first layer excess policy is written under a multi-year program with a combined limit of $25,000 excess of $3,000 expiring in January 2010. The Company also carries an annually-renewed second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2010, for a total limit of $43,000. For claims occurring on or after August 1, 2008, and certain other claims that occurred during previous “claims-made” policy periods, the primary portion of the Company’s product liability coverage is written under a policy expiring in January 2010 with a $2,000 limit per occurrence excess of a $1,000 self-insured retention for helmets and $500 self-insured retention for all other products.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest accrued on unrecognized tax benefits at January 3, 2009 was zero. The total amount of unrecognized tax benefits at January 3, 2009 was also zero.

The Company adopted the provisions of FIN 48 on December 31, 2006. Upon adoption of FIN 48, the Company had a tax reserve related to an Internal Revenue Service (“IRS”) exam for 2002 and 2003 equal to $2,774. Additionally, the Company had booked interest expense of $416 over the past two years for this reserve. The two issues before the IRS related to the Section 263A calculation and the deductibility of transaction costs related to the acquisition of Riddell. A resolution was agreed to during 2007. The settlement reduced the NOL carryforward, but was offset with an increase to the FIN 48 tax reserve for $534. The remaining portion of the FIN 48 reserve of $2,240 was reversed against Riddell goodwill since the reserve was established in purchase accounting with the Riddell purchase. No interest was due on the settlement, and therefore, the interest which had been previously accrued was reversed through the 2007 income tax expense. The Company has no other reserves for uncertain tax positions recorded as of January 3, 2009.

The Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2005 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 1993. The tax years for Riddell, Inc. remain open back to 2003.

Income tax expense (benefit) consisted of the following for January 3, 2009, December 29, 2007 and December 30, 2006:

	2008	2007	2006

Current tax expense (benefit):
Federal	$499	$(416)	$—
State	1,167	641	800
Foreign	3,948	6,925	2,912

	5,614	7,150	3,712

Deferred tax expense (benefit):
Federal	10,612	3,875	(2,916)
State	1,964	587	(1,082)
Foreign	(186)	(180)	(1,122)

	12,390	4,282	(5,120)

Income tax expense (benefit)	$18,004	$11,432	$(1,408)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 is as follows:

	2008	2007	2006

Provision for income taxes at United States federal statutory rate of 35%	$10,996	$9,065	$(2,541)
State and local income taxes, net of federal income tax effect	2,641	798	247
Taxes on foreign income which differ from the United States statutory rate	111	173	(160)
Non-deductible equity compensation expense	1,372	996	1,084
Tax effect of other permanent items	1,771	400	329
Other	1,113	—	(367)

	$18,004	$11,432	$(1,408)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at January 3, 2009 and December 29, 2007:

	2008	2007

Deferred income tax assets:
Receivable reserves	$2,931	$1,537
Inventory	2,812	4,032
Accrued expenses and reserves	6,510	3,788
Net operating loss carryforwards	36,569	50,105
Hedging assets	2,923	—
Other	2,029	1,022

Total deferred tax assets	53,774	60,484
Deferred income tax liabilities:
Property, plant and equipment	834	144
Intangible assets	76,741	71,418
Other	352	685

Total deferred tax liabilities	77,927	72,247
Valuation allowance	(6,513)	(6,513)

Total net deferred income tax liability	$(30,666)	$(18,276)

At January 3, 2009, the Company had estimated net operating loss carryforwards available for U.S. federal income tax purposes of approximately $97,472. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is limited to $78,926, which is the primary reason for the valuation allowance of $6,513. These net operating losses will begin to expire in 2021 through 2027.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) before income taxes, consisted of the following:

	2008	2007	2006

Domestic	$18,032	$10,924	$(16,515)
Foreign	13,385	14,977	9,255

Income (loss) before income taxes	$31,417	$25,901	$(7,260)

The Company has cumulative undistributed earnings of non-U.S. subsidiaries of $20,024 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits paid to the jurisdictions in which the income was earned.

Cash paid for income taxes was $5,736, $7,644 and $6,444 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

10.	Derivative Instruments and Hedging Activity

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of January 3, 2009, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income (Loss).

On September 2, 2008, the Company revised an interest rate swap agreement that it had entered into effective April 15, 2008. The interest rate swap has an initial fixed USD LIBOR of 2.921%, changing to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap has a notional amount of $275,000 which decreases to $250,000 on April 15, 2009 and to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore, under SFAS 133 is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) each period.

As stated in Note 1, the Company adopted SFAS 157 as of December 30, 2007, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

At January 3, 2009, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $7,657 at January 3, 2009 and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During 2008, interest expense reflects $533 related to the swap and $7,657 related to the change in the fair value of the swap.

The Company has a foreign subsidiary that entered into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At January 3, 2009, there were contracts in effect for the purchase of U.S. $21,950 aggregated notional amounts, or approximately Cdn$26,575. At December 29, 2007, there were contracts in effect for the purchase of U.S. $12,500 aggregated notional amounts, or approximately Cdn$12,231. These contracts are not designated as hedges, and therefore, under SFAS 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a zero value as of January 3, 2009 and a liability of approximately $630 as of December 29, 2007. Changes in the fair value of the foreign currency exchange contracts are reflected in earnings each period.

Under its Credit Agreement, the Company was required to have interest rate hedging agreements in place by June 15, 2006 such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. On June 6, 2006, the Company entered into an interest rate cap for $125,000 of its outstanding term indebtedness. The interest rate cap expired in December 2008. As of January 3, 2009 and December 29, 2007, with the addition of the interest rate swap effective April 2008, the Company had approximately 91% and 56%, respectively, of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness. During 2008 and 2007, additional interest expense of $98 and $106, respectively, related to the interest rate cap was recorded. The fair market value of the interest rate cap, using Level 2 inputs from a third party bank was zero at December 29, 2007.

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at January 3, 2009 were as follows:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:
Foreign currency exchange forward contracts	$—	$—	$—

Liabilities:
Interest rate swap	$—	$7,657	$—

11.	Stock-Based Employee Compensation

On March 16, 2006, the Parent adopted its 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated its 2003 Equity Incentive Plan (the “2003 Plan”). The 2006 Plan provides for the issuance of Class B Common Units of the Parent (“Units”), which represent profit interests in the Parent. Accordingly, Class B unit holders are entitled to share in the distribution of profits of the Parent above a certain threshold, which is defined as the fair value of the Unit at the date of grant. The Units issued under the 2006 Plan vest based on both time and

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance. Time vesting occurs over a four-year period measured from the date of the grant and performance vesting is based on achievement of the Company’s performance goals for 2009 and 2010. In addition, a portion of the Units, whether subject to time or performance vesting, become vested in the event of an initial public offering. If a change of control occurs and a holder of the Units is continuously employed by the Company until such change of control, then a portion of the unvested time based Units and performance based Units will vest in various amounts depending on the internal rate of return achieved by certain investors in the Parent as a result of the change of control. The total Units available for awards are 38,381,984. The Units qualify as equity instruments.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123 “Accounting for Stock Based Compensation”, using the prospective transition method. Under SFAS No. 123R the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, floor of the Unit (dividend threshold) of $2.14 for Units issued March 16, 2006 through November 16, 2006 and subsequent to the November 17, 2006 dividend payment, $1.76 for Units issued from November 17, 2006 through May 27, 2008, and then $1.48 for Units issued from May 28, 2008 through January 3, 2009, the expected term of the Unit, which is approximately four years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107 “Shared Based Payment”.

In fiscal years 2008, 2007 and 2006, the weighted average assumptions used in the Black-Scholes Option Pricing Model were as follows:

	2008	2007	2006

Expected term	4 years	4 years	4 years
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.7%	7.7%	7.7%
Risk-free interest rate	1.5 to 2.0%	5.2%	4.9%
Expected volatility(1)	39.0 to 46.0%	46.0%	46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, the Company records compensation expense using the fair value of the Units granted after the adoption of SFAS No. 123R that are time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of January 3, 2009, the Company has not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

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

The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during 2008, 2007 and 2006:

	2008	2007	2006

Equity compensation expense	$3,920	$2,845	$3,097

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2009, there was $14,098 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units comprising of $5,874 related to time based vesting units and $8,224 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

The Company’s Unit activity under the Plan is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value

Outstanding at December 31, 2005	20,233,228	$1.36
Redeemed	(4,987,176)	$1.41
Cancelled	(13,988,442)	$1.35
Granted	32,198,435	$2.14
Forfeited	(2,568,309)	$2.09

Outstanding at December 30, 2006	30,887,736	$2.11
Granted	1,050,000	$1.76
Forfeited	(4,880,747)	$2.11

Outstanding at December 29, 2007	27,056,989	$2.10
Granted	9,777,576	$1.52
Forfeited	(8,936,009)	$2.09

Outstanding at January 3, 2009	27,898,556	$1.90

Vested Units at December 29, 2007	5,588,763	$2.01

Vested Units at January 3, 2009	9,988,651	$1.96

12.	Related Party Transactions

The Company, certain of its subsidiaries, RBG and the Parent have management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., which is an affiliate of the Parent, pursuant to which Fenway Partners, LLC and Fenway Partners Resources, Inc. agree to provide management and other advisory services to the Company, certain of its subsidiaries, RBG and the Parent. These management agreements provided for an annual management fee and a fee in connection with certain significant transactions. In connection with the Easton acquisition, the management agreements were amended to remove any obligation to pay an annual management fee.

Pursuant to the management agreements, the Company expensed and paid these entities an annual management fee of $750 for 2006, which is included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the consummation of the acquisition of Easton, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, LLC (and its designee) $7,500, which payment was made immediately prior to the consummation of the acquisition of Easton. These expenses paid to Fenway Partners, LLC are also included in management expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not pay any management fees related to these agreements for 2007 and 2008.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, pursuant to such agreements, Fenway Partners, LLC, also received reimbursement of out of pocket expenses of approximately $2,228 in 2006 in connection with expenses incurred by them related to the acquisition of Easton. These amounts are included in the acquisition costs.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2008, 2007 and 2006, Easton paid approximately $1,221, $2,746 and $2,149, respectively, in rent pursuant to such affiliate leases.

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

The Ontario Teachers’ Pension Plan Board, a member of the Parent, received reimbursement of out of pocket expenses of approximately $1,472 in conjunction with expenses incurred by them related to the acquisition of Easton. These reimbursements in 2006 were included in the Easton acquisition costs.

Effective August 2008, the Parent has agreed to compensate Richard Wenz, a member of the board of managers of the Parent and the board of directors of the Company, for his services as Chair of the Company’s Audit

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee. Mr. Wenz was paid a one-time fee of $50 for services previously rendered and will be paid an annual compensation of $50.

13.	Supplemental Guarantor Condensed Financial Information

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors and (iv) eliminations to arrive at the information for the Company on a consolidated basis for 2008 and 2007. In addition, condensed consolidating financial statements for the results of operations and cash flow for 2006 are presented. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
January 3, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$14,829	$9,823	$16,649	$—	$41,301
Accounts receivable, net	—	190,615	22,946	—	213,561
Inventories, net	—	133,933	13,230	—	147,163
Prepaid expenses	1,246	6,638	299	—	8,183
Deferred taxes	—	9,128	—	—	9,128
Other current assets	—	7,492	113	—	7,605

Total current assets	16,075	357,629	53,237	—	426,941

Property, plant and equipment, net	16,884	28,105	885	—	45,874
Deferred financing fees, net	12,055	—	—	—	12,055
Investments and intercompany receivables	407,926	97,353	5,352	(510,631)	—
Intangible assets, net	—	297,740	6,078	—	303,818
Goodwill	16,195	182,070	5,191	—	203,456
Other assets	5,501	—	—	—	5,501

Total assets	$474,636	$962,897	$70,743	$(510,631)	$997,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$12,405	$—	$—	$—	$12,405
Current portion of capital lease obligations	—	22	—	—	22
Accounts payable	—	76,438	4,807	—	81,245
Accrued expenses	3,118	38,881	8,398	—	50,397

Total current liabilities	15,523	115,341	13,205	—	144,069

Long-term debt, less current portion	443,383	—	—	—	443,383
Capital lease obligations, less current portion	—	123	—	—	123
Deferred taxes	—	39,794	—	—	39,794
Other noncurrent liabilities	—	15,819	7,433	—	23,252
Long-term intercompany payables	—	477,636	—	(477,636)	—

Total liabilities	458,906	648,713	20,638	(477,636)	650,621

Total stockholder’s equity	15,730	314,184	50,105	(32,995)	347,024

Total liabilities and stockholder’s equity	$474,636	$962,897	$70,743	$(510,631)	$997,645

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Fiscal Year Ended January 3, 2009

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$714,795	$100,608	$(39,864)	$775,539
Cost of sales	—	473,529	75,462	(39,864)	509,127

Gross profit	—	241,266	25,146	—	266,412
Selling, general and administrative expenses	24,889	143,819	10,479	—	179,187
Restructuring and other infrequent expenses	—	492	—	—	492
Amortization of intangibles	—	12,737	670	—	13,407

(Loss) income from operations	(24,889)	84,218	13,997	—	73,326
Interest expense, net	41,502	699	(292)	—	41,909
Share of net income (loss) of subsidiaries under equity method	79,804	10,313	—	(90,117)	—

Income (loss) before income taxes	13,413	93,832	14,289	(90,117)	31,417
Income tax expense	—	14,028	3,976	—	18,004

Net income (loss)	$13,413	$79,804	$10,313	$(90,117)	$13,413

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Fiscal Year Ended December 29, 2007

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
Fiscal Year Ended December 30, 2006

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 3, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$13,413	$79,804	$10,313	$(90,117)	$13,413
Non-cash adjustments	30,712	(72,217)	(3,090)	90,117	45,522
Changes in operating assets and liabilities, net of effects of acquisitions	(3,805)	9,026	3,539	—	8,760

Net cash provided by operating activities	40,320	16,613	10,762	—	67,695
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,903)	(8,589)	(126)	—	(17,618)

Net cash used in investing activities	(8,903)	(8,589)	(126)	—	(17,618)
Cash flows from financing activities:
Payments on capital lease obligations	—	(21)	—	—	(21)
Payments on new senior term notes	(14,187)	—	—	—	(14,187)
Proceeds from credit facilities, net	(5,500)	—	—	—	(5,500)

Net cash used in financing activities	(19,687)	(21)	—	—	(19,708)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,991)	—	(5,991)

Increase in cash and cash equivalents	11,730	8,003	4,645	—	24,378
Cash and cash equivalents, beginning of year	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of year	$14,829	$9,823	$16,649	$—	$41,301

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended December 29, 2007

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
Fiscal Year Ended December 30, 2006

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

Evaluation of disclosure controls and procedures

As of January 3, 2009, the end of the period covered by this annual report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of January 3, 2009, our internal control over financial reporting was effective.

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

Our board of directors and the board of managers of our Parent, Easton-Bell Sports, LLC, are controlled by Fenway Partners Capital Fund II, L.P. The board of managers of our Parent is comprised of the same individuals as our board of directors. The following table sets forth certain information regarding our directors and executive officers as of the date of this annual report:

Name	Age	Position

James L. Easton	73	Chairman
Paul E. Harrington	47	President, Chief Executive Officer and Director
Mark A. Tripp	50	Chief Financial Officer, Senior Vice President of Finance and Treasurer
Donna L. Flood	46	Chief Operations Officer(1)
Daniel J. Arment	48	President of Riddell Football
C. Kwai Kong	46	President of Specialty Business
Steven T. Bigelow	45	Executive Vice President and General Manager of Easton-Bell Sports Mass
S. Geoffrey Sadowy	43	Executive Vice President and General Manager of Easton Hockey and International Sales
Michael F. Zlaket	42	Executive Vice President and General Manager of Easton Baseball/Softball
Richard D. Tipton	52	Senior Vice President, General Counsel and Secretary
Jackelyn E. Werblo	54	Senior Vice President of Human Resources
William L. Beane III	46	Director
Shael J. Dolman	37	Director
Peter D. Lamm	57	Director
Terry G. Lee	59	Director
Timothy P. Mayhew	41	Director
Aron I. Schwartz	38	Director
Lee L. Sienna	57	Director
Peter V. Ueberroth	71	Director
Richard E. Wenz	59	Director

(1)	Donna L. Flood became our Chief Operations Officer in January 2009.

James L. Easton joined our board of directors and became Chairman in connection with the closing of our acquisition of Easton. Since 1973, Mr. Easton has served as Chairman and CEO of Jas. D. Easton, Inc. and Chairman of Easton. Mr. Easton was elected as a member of the International Olympic Committee (IOC) in 1994, and in 2002, was elected as a member of the IOC Executive Board and one of the four Vice Presidents of the IOC. He presently serves on the IOC Nominations Commission and IOC Marketing Commission and is a member of the United States Olympic Committee (USOC) Board of Directors. He served as a member of Ambassadors International Board of Directors (AMIE) from 1995 to 2008 and was a member of Ambassadors Group Board (EPAX) from 2001 to 2005. Mr. Easton was President of Federation Internationale de Tir a l’Arc (FITA — International Archery Federation) from 1989 until 2005 and is currently a member of the Board of Visitors of the Anderson School of Management at UCLA and the LA84 Foundation.

Paul E. Harrington has served as our Chief Executive Officer and as a member of our board of directors since April 2008. Previously, Mr. Harrington was the President and Chief Executive Officer of Reebok International Ltd (“Reebok”) from January 2006 to March 2008. From 2004 to 2006, Mr. Harrington served as Reebok’s Senior Vice President, International Operations, and Chief Supply Chain Officer, as well as oversaw Reebok’s Global Retail division including sales and marketing for the North America, Europe and Asia Pacific regions. From 2002 to 2004, he was Senior Vice President - World Supply Chain of Levi Strauss & Co.

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

Donna L. Flood has served as our Chief Operations Officer since January 2009. Previously, Ms. Flood was the Vice President-Apparel Product Marketing in Asia (beginning January 2008) and the Vice President-Branded Apparel Development and Operations for Reebok since August 2004. From July 2003 to August 2004, she served as Vice President-European Operations for Reebok, with oversight for all supply chain activities in Europe. Starting in 1994, her 14 year career at Reebok also included the positions of Senior Director-Sales Operations/Inventory Management, Director-International Operations/Inventory Management, and Manager-International Footwear Operations.

Daniel J. Arment has served as our President of Riddell Sports since May 2008. Mr. Arment previously served as our Executive Vice President, General Manager Mass-Market Division since January 2005. Prior to that time, from September 2001 to December 2004, Mr. Arment was Vice President of Mass Sales for Bell and Bell Riddell Holdings. From 2000 to 2001, Mr. Arment was Vice President of National Sales for the Speedo Division of the Authentic Fitness Corporation. From 1991 to 2000 Mr. Arment served in various sales and customer marketing positions including Vice President of Field Sales for the Mass Cosmetics and Beauty Care Division of Revlon Inc. Prior to 1991, Mr. Arment worked for the Paper Art Company Inc./A Mennen Company and Playtex Family Products, Inc.

C. Kwai Kong serves as our President of Specialty Business. Mr. Kong joined Bell in 1994 when VistaLite was acquired by Bell. From 1999 to 2000, Mr. Kong served as Bell’s Vice President of R&D and Manufacturing. In 2000, Mr. Kong assumed his present position. Previously, Mr. Kong was Chief Executive Officer and co-founder of VistaLite.

Steven T. Bigelow has served as our Executive Vice President and General Manager of Easton-Bell Sports Mass since May 2008 and as our Vice President of Mass Sales since February 2005. From 2002 to 2005, Mr. Bigelow was Director of Sales for the Bell Sports, Mass Division. From 1990 to 2002, Mr. Bigelow served in various sales management positions, including Director of Sales for the Mass Cosmetics and Beauty Care Division of Revlon, Inc. Prior to 1990, Mr. Bigelow worked for R. J. Reynolds Company.

S. Geoffrey Sadowy has served as our Executive Vice President and General Manager of Easton Hockey and International Sales since May 2008. Mr. Sadowy previously served as Chief Operating Officer for Easton Sports Canada since 1998, where he was responsible for the management of the Canadian and European markets — responsibilities he currently maintains. From 1994 to 1998, Mr. Sadowy served as Easton Canada’s Vice President of Operations. Mr. Sadowy was at KPMG Peat Marwick from 1989 to 1994 and is a Chartered Accountant. Mr. Sadowy is currently the President and Chairman of OneGoal, a non-profit organization geared at expanding youth and minor hockey participation in North America.

Michael F. Zlaket has served as our Executive Vice President and General Manager of Easton Baseball/Softball since April 2008. Mr. Zlaket previously served as our Senior Vice President of Riddell Marketing and Product Development from 2006. Prior to that time, from 1996 to 2006, Mr. Zlaket served as Vice President of Easton Baseball/Softball Products. From 1991 to 1996, Mr. Zlaket served in several roles including, Product Manager, Group Marketing Manager and Director of Easton Baseball/Softball Products.

Richard D. Tipton has served as our Senior Vice President, General Counsel and Secretary since July 2006. From 2000 to 2006, Mr. Tipton was Vice President, General Counsel and Secretary of Water Pik Technologies, Inc. From 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises,

Inc., a national restaurant company, including Vice President — Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

Jackelyn E. Werblo has served as our Senior Vice President, Human Resources since April 2006. Prior to that time, from April 2005, Ms. Werblo was Vice President of Human Resources for the company. From January 2004 to April 2005, Ms. Werblo was a Senior Consultant in the Mercer HR Services division. From April 2000 to January 2004, Ms. Werblo was Vice President, Product Strategy and HR Outsourcing Services for SynHRgy HR Technologies. This company was acquired by Mercer, Inc. in January 2004.

William L. Beane III has been one of our directors since 2005. Mr. Beane also serves as the general manager of the Oakland A’s, a position that he has held since 1997. Prior to becoming the general manager of the Oakland A’s, Mr. Beane served as the assistant to the Oakland A’s general manager and as an advance scout. He is also a former major league baseball player and played for the New York Mets, the Minnesota Twins, the Detroit Tigers and the Oakland A’s.

Shael J. Dolman joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Dolman is a Vice President at Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board. Mr. Dolman joined Ontario Teachers’ Pension Plan Board in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. He is a director of ALH Holding, Inc., Aquilex Corp. and The Hillman Group, Inc.

Peter D. Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America Inc., a family business. Mr. Lamm serves on the boards of 1-800 Contacts, Inc., American Achievement Corporation, Coach America Holdings, Inc., Fastfrate Holdings, Inc., Panther Expedited Services, Inc., Preferred Freezer Services, LLC, Refrigerated Holdings, Inc., Roadlink, Inc. and Targus Group International, Inc. Mr. Lamm is also a board member and Vice Chairman of the U.S. Fund for Unicef.

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

Timothy P. Mayhew has served as one of our directors since 2004. Mr. Mayhew is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. He is the chairman of 1-800 Contacts, Inc. and also a director of Targus Group International, Inc. and Panther Expedited Services, Inc.

Aron I. Schwartz has been one of our directors since 2004. Mr. Schwartz is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. Mr. Schwartz joined Fenway Partners in August 1999 from Salomon Smith Barney, where he was an associate in the Financial Entrepreneurs Group. There he worked on a variety of financing and advisory assignments for companies owned by financial sponsors. Mr. Schwartz serves as a director of Refrigerated Holdings, Inc., Coach America Holdings, Inc. and 1-800 Contacts, Inc. and is a certified management accountant and a member of the California State Bar.

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

Peter V. Ueberroth joined our board of directors in connection with the closing of our acquisition of Easton. Mr. Ueberroth is a managing director of Contrarian Group, Inc., a business management company, where he has served since 1989. He is also owner and Co-Chairman of the Pebble Beach Company. Mr. Ueberroth served as Chairman of the Board of the United States Olympic Committee (USOC) from June 2004 to October 2008. He previously served as Commissioner of Major League Baseball and as President and Chief Executive Officer of the Los Angeles Olympic Organizing Committee for the 1984 Los Angeles Olympic Games. He is a Director of the Coca-Cola Company.

Richard E. Wenz joined our board of directors in July 2006. Mr. Wenz is a consultant and private investor. From 2000 to 2003, Mr. Wenz was an operating affiliate of DB Capital Partners, LLC, the private equity investment group of Deutsche Bank A.G. Mr. Wenz also served as Chief Executive Officer of Jenny Craig International from 2002 to 2003. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions with Professional Golf Corporation, Electrolux Corporation, The Regina Company and Wilson Sporting Goods Company. Mr. Wenz began his career in 1971 with Arthur Young & Co. (predecessor of Ernst & Young LLP) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant and he currently serves on the Board of Directors of Strategic Partners, Inc., Coach America Holdings, Inc. and Summer Infant Company.

Code of Ethics

We have adopted a formal, written code of conduct within the specific guidelines as promulgated by the Securities and Exchange Commission. This document can be found on our website at www.eastonbellsports.com. Our Code of Ethics applies to our named executive officers, as well as all other employees. We have communicated the high level of ethical conduct expected from all of our employees, including our officers.

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

Overview of Compensation and Process

Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our Parent, 401(k) participation, medical, disability and life insurance and perquisites. Our compensation committee consists of Messrs. Easton, Mayhew and Dolman. It generally meets early in the fiscal year to formally approve the annual incentive plans. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally in March of each year. In addition, the compensation committee annually reviews and considers annual increases and additive equity awards for key executives.

As part of this annual review, the history of all the elements of each executive’s total compensation over each of the past three years is evaluated and compared to the compensation of other executive officers in an appropriate market comparison group. Typically, our chief executive officer makes compensation recommendations to the compensation committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The chairman of our board, currently Mr. Easton, then makes compensation recommendations to the compensation committee with respect to the chief executive officer. Both Paul E. Harrington, our President and Chief Executive Officer and Anthony M. Palma, our former chief executive officer, were not present at the meeting when their compensation was discussed by the committee. The compensation committee has the authority to accept or adjust any such recommendations.

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

Compensation Consultant

From time to time, the compensation committee may request and receive counsel from independent compensation consultants. The last time that counsel was requested was in December 2006, when Watson Wyatt, a global human resources consulting company was retained to provide independent analysis of the compensation of key executives as compared to national industry averages as obtained through market surveys and an analysis of similarly sized companies, which was then summarized and presented to the compensation committee.

The committee took this analysis into consideration when setting base salaries for 2008 and used them as a basis to making changes to the executive bonus programs for 2008. At the present time, it is not expected that another review will be made until later in 2009.

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

Equity Incentives

A significant goal of our compensation is to afford our executives an opportunity to participate in our performance through direct equity interests in our ultimate Parent, Easton-Bell Sports, LLC. We accomplish this goal, from time to time, by giving certain qualifying executives the right to purchase Class A Common Units of our Parent directly or by making grants of Class B Common Units of our Parent to managers, directors, employees, consultants or advisers pursuant to the terms of our Parent’s equity incentive plan.

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

On November 17, 2006, EB Sports, a subsidiary of our Parent and the direct parent of RBG (and therefore an indirect parent of our company), borrowed $175.0 million for the purpose of paying a dividend. In connection with that loan, the net proceeds borrowed by EB Sports, approximately $171.5 million were paid to our Parent as a dividend and in turn the board of managers of our Parent approved a distribution to the members of our Parent in the aggregate amount equal to $171.5 million less transaction expenses. Such distribution was made in December 2006 to the holders of Class A Common Units and was distributed in accordance with the terms of its limited liability company agreement. Each holder of Class A Common Units received approximately $0.82 per unit in such distribution.

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

Class B Common Units represent limited liability company membership interests in our Parent. The Class B Common Units constitute “profits interests,” and therefore, are permitted to receive distributions only after specified amounts have been paid to the holders of Class A Common Units of our Parent. Pursuant to the terms of our Parent’s limited liability company agreement, after the preference on the Class A Common Units have been paid, Class B Common Units issued prior to September 1, 2004 are entitled to a preference on distributions until $0.4717 has been distributed to each holder of such Class B Common Units. After the preference on the Class B Common Units issued prior to September 1, 2004, the Class B Common Units issued prior to March 16, 2006 are entitled to a preference on distributions until $0.6702 has been distributed to each holder of such Class B Common Units. Distributions that would otherwise have been made on Class B Common Units issued after the closing of our acquisition of Easton will be reduced up to the amount of such distribution until the aggregate amount of all such reductions equals the amount of distributions to which the holders of Class A Common Units would be entitled to receive if, immediately prior to the issuance of such unit, the assets of our Parent were sold at their fair market value, the liabilities of our Parent were paid in full and the remaining proceeds were distributed in accordance with our Parent’s limited liability company agreement. Such reduction is to be paid on a pro rata basis to holders of Class A Common Units and Class B Common Units. Class B Common Units are not entitled to vote and Class B Common Units are subject to certain vesting restrictions set forth in the Class B Common Unit Certificate issued to such person which restricts the holder of such units from receiving distributions. The holders of Class A Common and Class B Common Units are entitled to receive distributions of their allocated percentages of our Parent’s taxable net income to make tax payments.

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

Perquisites

We limit the perquisites that we make available to our executive officers. Our executives are entitled to few benefits that are not otherwise available to all of our employees. The sole benefit available to certain members of the Executive Management team is an insured supplemental medical benefits program that reimburses executives for certain medical expenses not otherwise paid through the group medical plan. In addition, three officers are provided with an auto allowance.

Post-Employment Compensation

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. We contribute to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Most of our executive officers participated in our 401(k) plans during fiscal 2008 and received matching contributions.

Specific Compensation of Named Executive Officers

The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of Paul E. Harrington, Chief Executive Officer, Timothy P. Mayhew, former Interim Chief Executive Officer, Anthony M. Palma, former Chief Executive Officer, Mark A. Tripp, Chief Financial Officer and the three most-highly compensated individuals serving as executive officers at the end of 2008 (which includes Daniel J. Arment, President of Riddell Football, C. Kwai Kong, President of Specialty Business and S. Geoffrey Sadowy, Executive Vice President and General Manager of Easton Hockey and International Sales. Mr. Mayhew, a board member, served as Interim Chief Executive Officer from March 6, 2008 through March 31, 2008 and did not receive compensation from the Company.

Summary Compensation Table

				Option
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)(7)	Compensation	($)

Paul E. Harrington,	2008	$576,923	$750,000	$532,292	$518,429	$2,377,644
Chief Executive Officer(1)
Anthony M. Palma,	2008	246,149	86,625	—	661,857	994,631
Chief Executive Officer(2)	2007	750,000	—	748,064	25,825	1,523,889
	2006	593,750	740,115	594,455	66,240	1,994,560
Mark A. Tripp,	2008	325,000	162,499	163,319	25,088	675,906
Chief Financial Officer(3)	2007	325,000	—	163,319	23,103	511,422
	2006	230,229	169,610	129,783	62,985	592,607
Daniel J. Arment,	2008	333,269	229,063	134,328	350,263	1,046,923
President of Riddell Football(4)	2007	275,987	—	121,479	31,560	429,026
	2006	262,693	198,750	96,534	223,852	781,829
C. Kwai Kong,	2008	290,769	210,000	144,544	13,438	658,751
President of Specialty Business(5)	2007	275,987	—	144,544	7,133	427,664
	2006	262,693	198,750	114,863	6,040	582,346
S. Geoffrey Sadowy,	2008	329,910	157,500	122,752	9,621	619,783
Executive Vice President, General	2007	309,317	—	104,524	9,787	423,628
Manager of Easton Hockey and	2006	224,376	181,690	83,061	7,196	496,323
International Sales(6)

(1)	Mr. Harrington’s employment with us began on April 1, 2008. For 2008, his salary reflects earned amounts after the commencement of employment. All other compensation for Mr. Harrington includes $150,000 for relocation expenses and related taxes paid of $117,271, $112,000 for housing allowance and related taxes paid of $99,618, $25,000 for auto allowance, $9,676 for medical expenses and the remainder for healthcare premiums, life insurance premiums and a holiday gift card.

(2)	Mr. Palma’s employment with us terminated on March 5, 2008. For 2008, all other compensation for Mr. Palma includes $619,231 for non compete payments, $14,400 for auto allowance, $11,987 for healthcare premiums, $9,798 for medical expenses, $6,216 for 401K company contributions and the remainder for life insurance premiums.

Mr. Palma’s employment with us began on March 16, 2006 in connection with our acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment.

(3)	For 2008, all other compensation for Mr. Tripp includes $7,200 for auto allowance, $6,900 for 401K company contributions, $6,510 for healthcare premiums and the remainder for medical expenses, life insurance premiums and a holiday gift card.

Mr. Tripp’s employment with us began on March 16, 2006 in connection with the acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment.

(4)	For 2008, all other compensation for Mr. Arment includes $205,529 for relocation expenses and related taxes paid of $120,981, $5,881 for housing allowance and related taxes paid of $4,119, $6,900 for 401K company contributions and the remainder for healthcare premiums, medical expenses, life insurance premiums and a holiday gift card.

(5)	For 2008, all other compensation for Mr. Kong includes $6,900 for 401K company contributions and the remainder for healthcare premiums, life insurance premiums and a holiday gift card.

(6)	Mr. Sadowy was paid in Canadian dollars and the amounts have been translated to U.S. dollars using an average currency exchange rate of .9426, .9352 and .8819 for 2008, 2007 and 2006, respectively. For 2008, all other compensation for Mr. Sadowy includes $3,506 for healthcare premiums, $2,262 for auto allowance and the remainder for company contributions under the Canadian retirement plan and life insurance premiums.

Mr. Sadowy’s employment with us began on March 16, 2006 in connection with our acquisition of Easton. For 2006, his salary and bonus amounts reflect earned amounts after the commencement of employment.

(7)	For all named executive officers, option awards include the Class B Common Units of our Parent granted to such officer under our Parent’s Equity Incentive Plan, except for Mr. Sadowy. Mr. Sadowy is a participant in the Canadian Executive Bonus Plan and his shares are accounted for in the same manner as Class B Common Units of U.S. counterparts. The amounts set forth in the table reflect the amounts reported for financial statement reporting purposes for the respective fiscal year in accordance with SFAS 123R. The assumptions made in establishing such amounts are more fully described in Note 11 to the Audited Consolidated Financial Statements included in Item 8 of this annual report.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Total Number of	Number of	Option	Option
	Options	Options (#)	Exercise	Vesting
	Outstanding	Unvested	Price	Date
	(1)	(2)	($)(3)	(4)

Paul E. Harrington	7,377,576.42	6,270,939.96	$1.4765	12/31/2011
Anthony M. Palma(5)	831,325.27	—	$2.1419	—
Mark A. Tripp	1,209,979.91	846,985.94	$2.1419	5/1/2010
Daniel J. Arment	794,874.19	556,411.93	$2.1419	3/16/2010
	105,125.81	73,588.07	$2.1419	5/12/2010
	300,000.00	300,000.00	$1.4765	5/15/2012
C. Kwai Kong	970,882.05	679,617.43	$2.1419	3/16/2010
	100,000.00	70,000.00	$2.1419	5/12/2010
S. Geoffrey Sadowy(6)	774,387.15	542,071.00	$2.1419	3/16/2010
	425,600.00	425,600.00	$1.4765	5/15/2012

(1)	Option awards consist of Class B Common Units issued pursuant to our Parent’s equity incentive plan.

(2)	Total number of unvested Class B Common Units as of January 3, 2009. These Class B Common Units consist of a portion of the Units, equal to 60% of the total number of Units, that vest over time, and a portion of the Units equal to 40% of the total number of Units, that vest if certain performance conditions are met.

(3)	The amounts set forth in the table represent the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder.

(4)	Date on which 100% of time based units will have vested. Time based units vest evenly on an annual basis over a 4 year period (in increments of 25% per year).

(5)	Mr. Palma was removed as our chief executive officer on March 5, 2008. As a result of his removal, Mr. Palma’s unvested Class B Common Units of our Parent have terminated. As of February 26, 2009, Mr. Palma has 831,325.27 fully vested Class B Common Units.

(6)	Mr. Sadowy is a participant in the Canadian Executive Bonus Plan and his options are accounted for in the same manner as Class B Common Units of U.S. counterparts under the 2006 Equity Incentive Plan.

Vested Equity Awards at Fiscal Year-End

	Vested Option Awards
		Cumulative
	Number of	Value Expensed
	Options (#)	through
	Vested	Fiscal 2008
Name	(1)	(2)

Paul E. Harrington	1,106,636.46	$532,292
Anthony M. Palma	831,325.27	$1,342,519
Mark A. Tripp	362,993.97	$456,421
Daniel J. Arment	270,000.00	$352,341
C. Kwai Kong	321,264.61	$403,951
S. Geoffrey Sadowy	232,316.14	$310,337

(1)	Option awards consist of Class B Common Units issued pursuant to our Parent’s equity incentive plan that have time vested prior to January 3, 2009.

(2)	Cumulative expense recognized through January 3, 2009 as compensation expense computed in accordance with FAS 123R.

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

All payments and benefits are conditioned on Mr. Palma’s non-solicitation and other restrictive covenants for a period of 24 months from the Termination Date.

Paul E. Harrington entered into an employment agreement with us as of March 5, 2008. The employment agreement provides, among other things, for an initial term of 36 months, with an automatic renewal for additional one-year terms; a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity interest compensation as determined by the board of managers of our Parent.

Mr. Harrington’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, Mr. Harrington will be entitled to any accrued and unpaid base salary through the date of termination, pay at his base salary rate for any accrued and unpaid vacation for the fiscal year immediately preceding the date of termination and any amounts owing but not paid for any annual bonus earned and reimbursements of certain qualified expenses. If Mr. Harrington is terminated for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not. In addition to the foregoing payments, if we terminate Mr. Harrington without cause, or if he terminates his employment for certain enumerated good reasons, and subject to the conditions set forth below, we will:

(1) provide Mr. Harrington monthly payments equal to one-twelfth of his annual base salary at the time of termination, for 24 months commencing on the next regular Company payday for its executives that is at least five business days following the later of the effective date of a release of claims (described further below) or the date that the signed release of claims is properly received by the Company, in either case, with such payment retroactive to the day immediately following the date of termination;

(2) pay Mr. Harrington an annual bonus of up to 100% of base salary for the year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) subject to certain conditions, pay the premium cost for participation by Mr. Harrington and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Harrington becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Harrington is no longer eligible for participation under the Company’s health and dental plans under COBRA.

(4) if Mr. Harrington is terminated without cause the Company will allow Mr. Harrington to put his vested Units to our Parent at seventy-five percent of fair market value provided he does so within 120 days following the date of termination. If Mr. Harrington terminates his employment for good reason he will be allowed to put his vested Units to our Parent at one hundred percent of fair market value provided he does so within 120 days following the date of termination.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Harrington under each triggering event scenario as if it had occurred on January 3, 2009 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$2,250,000
Mr. Harrington terminates for Good Reason	$2,250,000
Mr. Harrington terminates other than for Good Reason	—
Termination following a Change of Control	$2,250,000

If a change of control (as defined in Mr. Harrington’s Class B Common Unit Certificate) of our Parent should occur, then up to 100% of Mr. Harrington’s Class B Common Units shall accelerate and immediately vest if certain internal rate of return thresholds of our Parent are met or exceeded. To the extent not vested on a change of control of our Parent, Mr. Harrington’s Class B Common Units shall expire and terminate on the date that the change of control becomes effective. If we terminate Mr. Harrington for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Harrington’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Harrington has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Harrington is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Harrington exercises his put option within 120 days of the date of termination. If we terminate Mr. Harrington for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Mr. Harrington under COBRA) are conditioned on Mr. Harrington’s delivery of an effective release of claims to us, as well as Mr. Harrington’s compliance with post-employment compensation conditions, non-solicitation and other restrictive covenants for a period of 24 months from the date of termination.

Mark A. Tripp entered into an employment agreement with us as of March 16, 2006. The employment agreement provides, among other things, for an initial term of 18 months, with an automatic renewal for additional one-year terms; a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity interest compensation as determined by the board of managers of our Parent.

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

(2) pay Mr. Tripp an annual bonus of up to 50% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) pay or reimburse the premium cost for participation by Mr. Tripp and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Tripp becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Tripp is no longer eligible for continuation of participation under COBRA.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on January 3, 2009 (assuming no exercise of the put right described below) and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount

Company terminates for cause	—
Company terminates other than for cause	$650,000
Mr. Tripp terminates for Good Reason	$650,000
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$650,000

If a change of control (as defined in Mr. Tripp’s Class B Common Unit certificate) of our Parent should occur, then up to 100% of Mr. Tripp’s Class B Common Units shall accelerate and immediately vest if certain internal rate of return thresholds of our Parent are met or exceeded. To the extent not vested on a change of control of our Parent, Mr. Tripp’s Class B Common Units shall expire and terminate on the date that the change of control becomes effective. If we terminate Mr. Tripp for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Tripp’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Tripp has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Tripp is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Tripp exercises his put option within 120 days of the date of termination. If we terminate Mr. Tripp for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Mr. Tripp under COBRA) are conditioned on Mr. Tripp’s delivery of an effective release of claims to us, as well as Mr. Tripp’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Specific Compensation of Directors

The members of our board of directors and the board of managers of our Parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our Parent may be granted Class B Common Units of our Parent pursuant to awards made under the 2006 Equity Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended January 3, 2009 as well as other compensation paid to our directors is set forth in the table below.

Director Compensation

All Other
	Option Awards	Compensation	Total
Name(1)	($)(1)	($)(2)	($)

James L. Easton	—	—	—
Paul E. Harrington	—	—	—
William L. Beane III	—	—	—
Shael J. Dolman	—	—	—
Peter D. Lamm	—	—	—
Terry G. Lee	—	$100,000	$100,000
Timothy P. Mayhew	—	—	—
Aron I. Schwartz	—	—	—
Lee L. Sienna	—	—	—
Peter V. Ueberroth	—	—	—
Richard E. Wenz	—	75,000	75,000

(1)	As noted above, Mr. Harrington also serves as a director of our company and was a member of the board of managers of our Parent. All of Mr. Harrington’s compensation, including for services as a director, is reflected in the summary compensation table above and therefore has been omitted from this table.

(2)	Mr. Lee received $100,000 pursuant to a consulting agreement with us. Mr. Wenz received $75,000 as the Chair of the Audit Committee.

Compensation Committee Interlocks and Insider Participation

Messrs. Easton, Mayhew and Dolman are the members of our compensation committee. See the Section entitled “Arrangements with Jas. D. Easton, Inc.” in Item 13 of this Annual Report for information regarding the Company’s related-person transactions with Mr. Easton.

Compensation Committee Report

As noted above, the members of our compensation committee are Messrs. Easton, Mayhew and Dolman. Our compensation committee has reviewed and discussed with management the compensation discussion and analysis above. Based on its review and those discussions, our compensation committee has adopted the foregoing discussion and analysis and recommended that it be included in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports Corp. and all of EB Sports Corp.’s outstanding shares of capital stock are held directly by our Parent. The following table provides certain information as of February 26, 2009 with respect to the beneficial ownership of the membership interests of our Parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our Parent, (ii) each of the members of our board of directors and the board of managers of our Parent and (iii) each of our named executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

		Percentage		Percentage
		Ownership		Ownership
	Class A	Interest in	Class B	Interest in
	Common	Class A	Common	Class B
	Units(1)	Units	Units(2)	Units(3)

Fenway Easton-Bell Sports Holdings, LLC(4)	111,020,957.500	53.5%	—	—
Teachers’ Private Capital(5)	47,621,270.834	22.9%	—	—
York Street Capital Partners, LLC(6)	12,271,099.273	5.9%	—	—
James L. Easton Living Trust(7)	11,671,880.106	5.6%	—	—
Paul E. Harrington	—	*	7,377,576.420	19.2%
Anthony M. Palma(8)	58,359.401	*	831,325.267	2.2%
Mark A. Tripp	58,359.401	*	1,209,979.914	3.2%
Daniel J. Arment	61,153.768	*	1,200,000.000	3.1%
C. Kwai Kong	129,102.399	*	1,070,882.046	2.8%
S. Geoffrey Sadowy(9)	40,000.000	*	1,199,987.145	—
James L. Easton(7)	11,671,880.106	5.6%	—	—
Peter V. Ueberroth(10)	—	—	129,328.334	*
Lee L. Sienna(11)	47,621,270.834	22.9%	—	—
Shael J. Dolman(11)	47,621,270.834	22.9%	—	—
Terry G. Lee(12)	114,035.208	*	129,328.334	*
William L. Beane III(13)	—	—	129,328.334	*
Peter D. Lamm(14)	111,020,957.500	53.5%	—	—
Timothy P. Mayhew(15)	—	—	1,046,209.017	2.7%
Aron I. Schwartz(15)	—	—	—	—
Richard E. Wenz(16)	—	—	258,656.668	*
All managers, directors and executive officers as a group(17)	170,775,118.617	82.3%	13,382,614.334	34.9%

*	means less than 1%.

(1)	For a discussion of the Class A Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(2)	For a discussion of the Class B Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(3)	Represents percentage of ownership interest in Class B units of authorized shares of 38,381,983.682.

(4)	Represents (i) 108,791,970.029 Class A Common Units held by Fenway Easton-Bell Sports Holdings, LLC over which it has sole voting and investment power, (ii) 1,706,031.636 Class A Common Units held by FPIP, LLC over which it has sole voting and investment power and (iii) 522,955.835 Class A Common Units held by FPIP Trust, LLC over which it has sole voting and investment power. Each of Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC, and FPIP Trust, LLC are affiliates of Fenway Partners, LLC. The principal executive offices of Fenway Partners, LLC and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(5)	Teachers’ Private Capital (“Teachers’’’) is the private equity arm of Ontario Teachers’ Pension Plan Board. The principal executive offices of Ontario Teachers’ Pension Plan Board are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(6)	Represents (i) 7,602,347.230 Class A Common Units held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,668,752.043 Class A Common Units held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Partners are located at One Pluckemin Way, Bedminster, New Jersey 07921.

(7)	James L. Easton is the Chairman of Easton-Bell Sports, Inc’s board of directors and may be deemed to beneficially own 11,205,004.902 Class A Common Units of our Parent that are beneficially owned by the James L. Easton Living Trust and 466,875.204 Class A Common Units of our Parent that are beneficially owned by Gregory J. Easton, the son of James L. Easton. Mr. James L. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of the James L. Easton Living Trust and James L. Easton are located at 7855 Haskell Avenue, Suite 350, Van Nuys, California 91406.

(8)	Anthony M. Palma, our former Chief Executive Officer resigned on March 5, 2008. The mailing address for Mr. Palma is 7855 Haskell Avenue, Suite 200, Van Nuys, CA 91406.

(9)	S. Geoffrey Sadowy is a participant in the Canadian Executive Bonus Plan and his Class B shares are accounted for in the same manner as Class B Common Units of U.S. counterparts under the 2006 Equity Incentive Plan.

(10)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 1071 Camelback St., Suite 111, Newport Beach, California 92660.

(11)	Lee L. Sienna and Shael J. Dolman are both Vice Presidents of Teachers’. Messrs. Sienna and Dolman may be deemed to beneficially own the Class A Common Units of Easton-Bell Sports, LLC that are owned by Teachers’. Messrs. Sienna and Dolman may be deemed to have the power to dispose of the shares held by Teachers’ due to a delegation of authority from the board of directors of Ontario Teachers’ Pension Plan Board and each expressly disclaims beneficial ownership of such shares. The principal offices of Messrs. Sienna and Dolman are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(12)	Represents (i) 114,035.208 Class A Common Units held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 129,328.334 Class B Common Units held by Terry G. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our Parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lee is located at 11022 S. 51st Street #104, Phoenix, Arizona 85044.

(13)	The principal office of William L. Beane III is located at 7000 Coliseum Way, Oakland, California 94621.

(14)	Peter D. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, and a managing member of each Fenway Partners II, LLC, the general partner of Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lamm is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(15)	The principal offices of Timothy P. Mayhew and Aron I. Schwartz are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(16)	The principal office of Richard E. Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.

(17)	Represents (i) 16 persons as a group for Class A Common Units and Class B Common Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Pursuant to our Parent’s operating agreement and subject to certain limitations, Fenway Partners Capital Fund II, L.P. has the right to appoint seven members to the board of managers of our Parent (such appointees being Terry Lee, William Beane, Peter Lamm, Timothy Mayhew, Aron Schwartz, Richard Wenz and Paul Harrington), Ontario Teachers’ Pension Plan Board has the right to appoint two members to the board of managers of our Parent (such appointees being Shael Dolman and Lee Sienna) and affiliates of Jas. D. Easton, Inc. have the right to appoint two members of the board of managers of our Parent (such appointees being James Easton and Peter Ueberroth).

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

In connection with the EBS Credit Agreement, the board of directors of EB Sports Corp. and the board of managers of our Parent approved: (i) a cash dividend upon the shares of the issued and outstanding capital stock of EB Sports Corp. in the aggregate amount equal to the net proceeds borrowed under the EBS Credit Agreement after the payment of all related fees and expenses, which amount equaled approximately $171.5 million, and the payment of certain transaction fees and expenses; and (ii) a distribution to the members of our Parent in the aggregate amount equal to $171.5 million less transaction expenses, in accordance with the terms of its limited liability company agreement, and the payment of certain transaction fees and expenses.

Management Agreements

We, our Parent and many of its other subsidiaries entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P. Pursuant to these management agreements, Fenway Partners LLC and Fenway Partners Resources, Inc. provide advisory services in connection with certain types of transactions and will be entitled to receive a fee equal to the lesser of $1.0 million or 1.5% of the gross value of such transaction plus reimbursement of fees and expenses incurred in connection with such transactions. The management agreements include customary indemnification provisions in favor of these entities and their affiliates and have initial terms of ten years.

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

In addition to the foregoing provisions, the management agreements had previously provided for an aggregate annual management fee payable to such entities equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as such term is defined in the management agreements). During fiscal 2005, Fenway Partners, LLC was paid the entire $3.0 million annual management fee. Prior to the consummation of our acquisition of Easton, the management agreements were amended to remove any obligation to pay such annual management fee. In return for such amendments, we agreed to pay Fenway Partners, LLC (or its designee) $7.5 million, which payment was made just prior to the consummation of our acquisition of Easton. Fenway Partners, LLC designated York Street Mezzanine Partners, L.P. to receive approximately $0.4 million of this fee.

Arrangements with Management

We entered employment agreements with two of our named executive officers, each of which is described under Item 11 — Executive Compensation.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2008, 2007 and 2006, Easton paid approximately $1.2 million, $2.7 million and $2.1 million, respectively, in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $1.0 million in fiscal 2009.

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

Effective August 2008, our Parent agreed to compensate Richard Wenz, a member of the board of managers of our Parent and our board of directors, for his services as Chair of our Audit Committee. Mr. Wenz was paid a one-time fee of $50,000 for services previously rendered and will be paid an annual compensation of $50,000.

Review, Approval or Radification of Transactions with Related Persons

Under the Audit Committee’s charter, any material potential or actual conflict of interest or transaction between the Company and any “related person” of the Company must be reviewed and approved or ratified by the Audit Committee. SEC rules define a “related person” of the Company as any Company director (or nominee), executive officer, 5%-or-greater shareholder or immediate family member of any of these persons.

Director Independence

The Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the Nasdaq Stock Market: William Beane, Shael Dolman, Peter Lamm, Terry Lee, Timothy Mayhew, Aron Schwartz, Lee Sienna, Peter Ueberroth and Richard Wenz.

Item 14.	Principal Accountant Fees and Services

Fees

Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2008	2007

Audit Fees	$1,030,000	$1,070,000
Tax Fees	—	16,000

Total	$1,030,000	$1,086,000

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

(a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 40 to 76 under Item 8 of this Form 10-K.

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

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:

2.1		Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006.
3	.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K filed March 30, 2006.
3	.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 30, 2006.
4.1		Indenture dated as of September 30, 2004	Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
4.2		Form of 8.375% Senior Subordinated Note due 2012	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
4.3		Supplemental Indenture dated as of March 16, 2006	Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 30, 2006.

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:

4.4		Supplemental Indenture dated as of April 11, 2005	Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.1		Credit and Guaranty Agreement dated as of March 16, 2006	Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.2		Pledge and Security Agreement, dated as of March 16, 2006	Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10.3		Canadian Pledge and Security Agreement dated as of March 16, 2006	Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10	.4*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006.
10	.5*	Employment Agreement with Paul E. Harrington	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2008.
10	.6*	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.7*	Employment Agreement with Donna L. Flood	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2008.
10	.8*	Employment Agreement with Richard Tipton	Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed April 6, 2007.
10	.9*	Employment Agreement with Jackelyn E. Werblo	Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 25, 2008.
10	.10*	Consulting Agreement with Terry Lee	Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.
10	.11*	Employment Agreement with Anthony M. Palma	Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.
10	.12*	Employment Agreement with Anthony B. D’Onofrio	Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 25, 2008.
21.1		Subsidiaries	Filed herewith
31.1		Certification of the Interim Principal Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of the Interim Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/s/ Paul E Harrington
Paul E. Harrington
Principal Executive Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul E. Harrington Paul E. Harrington	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Mark A. Tripp Mark A. Tripp	Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ James L. Easton James L. Easton	Director	February 26, 2009

/s/ William L. Beane III William L. Beane III	Director	February 26, 2009

/s/ Shael J. Dolman Shael J. Dolman	Director	February 26, 2009

/s/ Peter D. Lamm Peter D. Lamm	Director	February 26, 2009

/s/ Terry G. Lee Terry G. Lee	Director	February 26, 2009

/s/ Timothy P. Mayhew Timothy P. Mayhew	Director	February 26, 2009

Signature	Title	Date

/s/ Aron I. Schwartz Aron I. Schwartz	Director	February 26, 2009

/s/ Lee L. Sienna Lee L. Sienna	Director	February 26, 2009

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	February 26, 2009

/s/ Richard E. Wenz Richard E. Wenz	Director	February 26, 2009

ANNUAL REPORT ON FORM 10-K
ITEM 15 (a)(2)

FINANCIAL STATEMENT SCHEDULE
YEAR ENDED JANUARY 3, 2009

II-1

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Acquired	Costs and		End of
Description	of Period	Businesses	Adjustments	Deductions	Period
	(Dollars in thousands)

Product Liability Reserve
Year ended January 3, 2009	$10,725	$—	$7,062	$(1,541)	$16,246
Year ended December 29, 2007	9,422	—	4,931	(3,628)	10,725
Year ended December 30, 2006	8,118	—	3,970	(2,666)	9,422
Excess and Obsolete Inventory Reserve
Year ended January 3, 2009	$7,365	$—	$6,027	$(5,656)	$7,736
Year ended December 29, 2007	6,880	—	4,996	(4,511)	7,365
Year ended December 30, 2006	6,415	3,245	1,711	(4,491)	6,880
Allowance for Doubtful Accounts
Year ended January 3, 2009	$4,944	$—	$5,516	$(3,187)	$7,273
Year ended December 29, 2007	5,575	—	3,291	(3,922)	4,944
Year ended December 30, 2006	2,634	2,454	2,500	(2,013)	5,575