Form 10-Q
period 2009-04-04
EASTON-BELL SPORTS, INC.
filed 2009-05-14
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
As of April 30, 2009, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	April 4,	January 3,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,014	$41,301
Accounts receivable, net	222,464	213,561
Inventories, net	145,077	147,163
Prepaid expenses	8,560	8,183
Deferred taxes	9,126	9,128
Other current assets	9,046	7,605

Total current assets	420,287	426,941
Property, plant and equipment, net	46,168	45,874
Deferred financing fees, net	11,161	12,055
Intangible assets, net	300,466	303,818
Goodwill	203,541	203,456
Other assets	1,015	5,501

Total assets	$982,638	$997,645

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$12,405
Revolving credit facility	3,000	—
Current portion of capital lease obligations	20	22
Accounts payable	72,684	81,245
Accrued expenses	40,236	50,397

Total current liabilities	119,290	144,069
Long-term debt, less current portion	451,650	443,383
Capital lease obligations, less current portion	119	123
Deferred taxes	40,023	39,794
Other noncurrent liabilities	23,488	23,252

Total liabilities	634,570	650,621

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at April 4, 2009 and January 3, 2009	—	—
Additional paid-in capital	342,124	341,197
Retained earnings	12,348	11,373
Accumulated other comprehensive loss	(6,404)	(5,546)

Total stockholder’s equity	348,068	347,024

Total liabilities and stockholder’s equity	$982,638	$997,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	April 4,	March 29,
	2009	2008
Net sales	$184,851	$182,139
Cost of sales	124,676	121,119

Gross profit	60,175	61,020
Selling, general and administrative expenses	46,895	43,635
Restructuring expenses	—	175
Amortization of intangibles	3,352	3,352

Income from operations	9,928	13,858
Interest expense, net	8,327	9,797

Income before income taxes	1,601	4,061
Income tax expense	626	1,665

Net income	975	2,396
Other comprehensive income:
Foreign currency translation adjustment	(858)	(821)

Comprehensive income	$117	$1,575

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	April 4,	March 29,
	2009	2008
Cash flows from operating activities:
Net income	$975	$2,396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,722	6,276
Amortization of deferred financing fees	894	895
Equity compensation expense	927	832
Deferred income tax expense	231	660
Disposal of property, plant and equipment	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,222)	(22,399)
Inventories, net	1,942	12,522
Other current and noncurrent assets	2,583	(1,416)
Accounts payable	(8,570)	(3,914)
Accrued expenses	(10,035)	4,193
Other current and noncurrent liabilities	236	1,623

Net cash (used in) provided by operating activities	(13,314)	1,668

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,675)	(3,569)

Net cash used in investing activities	(3,675)	(3,569)

Cash flows from financing activities:
Payments on senior term notes	(788)	(837)
Proceeds from revolving credit facility	4,500	18,000
Payments on revolving credit facility	(1,500)	(15,500)
Payments on capital lease obligations	(6)	(6)

Net cash provided by financing activities	2,206	1,657

Effect of exchange rate changes on cash and cash equivalents	(504)	239
Decrease in cash and cash equivalents	(15,287)	(5)

Cash and cash equivalents, beginning of period	41,301	16,923

Cash and cash equivalents, end of period	$26,014	$16,918

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
1. Basis of Presentation
     Unless otherwise indicated, all references in this Form 10-Q to “Easton-Bell,” “we”, “us”, “our” and “the Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp. (“RBG”), which, in turn, is a wholly-owned subsidiary of EB Sports Corp., which is a wholly-owned subsidiary of Easton-Bell Sports, LLC, the ultimate parent company (the “Parent”).
     These unaudited consolidated financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. Results for interim periods are not necessarily indicative of the results for the year.
     The Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, the Company’s first quarter of fiscal year 2009 ended on April 4, and the first quarter of fiscal year 2008 ended on March 29.
2. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	April 4, 2009		January 3, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,394)	$1,702	$(1,333)
Customer relationships	59,180	(26,844)	59,180	(25,484)
Patents	60,345	(24,974)	60,345	(23,358)
Licensing and other	5,900	(3,833)	5,900	(3,518)

Total	$127,127	$(57,045)	$127,127	$(53,693)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     Goodwill by segment is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of January 3, 2009	$141,992	$61,464	$203,456
Adjustment to purchase price allocations	85	—	85

Balance as of April 4, 2009	$142,077	$61,464	$203,541

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under SFAS No. 142, Goodwill and Other Intangible Assets. The results of the Company’s analyses conducted in 2008 indicated that no impairment in the carrying amount of goodwill was required.
     During the first fiscal quarter of 2009, the carrying amount of goodwill related to the Team Sports segment was increased by $85 due to an earn-out payment related to a Riddell acquisition.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
3. Long-Term Debt
     Long-term debt consisted of the following:

	April 4, 2009	January 3, 2009
Senior Secured Credit Facility:
Term loan facility	$315,000	$315,788
U.S. revolving credit facility	3,000	—
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	139	145

Total long-term debt	458,139	455,933
Less current maturities of long-term debt	(6,370)	(12,427)

Long-term debt, less current portion	$451,769	$443,506

Senior Credit Agreement
     On March 16, 2006, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At April 4, 2009, the Company had $315,000 outstanding under the term loan facility, $3,000 outstanding under the U.S. revolving credit facility and no borrowings under the Canadian revolving credit facility.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts. As of April 4, 2009, the Company was in compliance with all of its covenants under the Credit Agreement.
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
     Cash payments for interest were $10,114 and $5,825 for the fiscal quarters ended April 4, 2009 and March 29, 2008, respectively.
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $3,615 and $2,654 at April 4, 2009 and March 29, 2008, respectively.
     The Company amortized $894 and $895 of debt issuance costs during the first fiscal quarter of 2009 and 2008, respectively.
4. Accrued Expenses
     Accrued expenses consist of the following:

	April 4, 2009	January 3, 2009
Salaries, wages, commissions and bonuses	$8,907	$13,717
Advertising	4,258	4,919
Restructuring	122	146
Defective products	714	656
Rebates	4,011	4,160
Warranty	3,691	3,663
Product liability — current portion	4,137	3,647
Royalties	1,599	1,771
Interest	1,916	6,335
Other	10,881	11,383

Total accrued expenses	$40,236	$50,397

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following:

	April 4, 2009	January 3, 2009
Raw materials	$20,525	$17,083
Work-in-process	2,341	2,567
Finished goods	122,211	127,513

Inventories, net	$145,077	$147,163

6. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined therein. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of the SFAS 157 fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of December 30, 2007, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the remaining provisions of SFAS 157 in the first quarter of fiscal 2009 and this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) in the first quarter of fiscal 2009 and will apply the provisions of this statement for any future acquisition.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 in the first quarter of fiscal 2009 and this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company adopted FSP FAS 142-3 in the first quarter of fiscal 2009 and this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
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
7. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The Company’s Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. The Company’s Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. The Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, corporate expenses, restructuring expenses and amortization of intangibles. The Company’s selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.
     Segment results for the fiscal quarter ended April 4, 2009 and March 29, 2008, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
April 4, 2009
Net sales	$107,811	$77,040	$184,851
Income from operations	13,544	6,197	19,741
Depreciation	1,876	1,494	3,370
Capital expenditures	2,654	1,021	3,675
March 29, 2008
Net sales	$100,783	$81,356	$182,139
Income from operations	15,361	7,366	22,727
Depreciation	1,504	1,420	2,924
Capital expenditures	2,274	1,295	3,569

	Team	Action
	Sports	Sports	Consolidated
Assets
As of April 4, 2009	$598,430	$384,208	$982,638
As of January 3, 2009	609,793	387,852	997,645

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended
	April 4, 2009	March 29, 2008
Segment income from operations	$19,741	$22,727
Equity compensation expense	(927)	(832)
Corporate expenses	(5,534)	(4,510)
Restructuring expenses	—	(175)
Amortization of intangibles	(3,352)	(3,352)

Consolidated income from operations	$9,928	$13,858

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
9. Income Taxes
     The Company recorded income tax expense of $626 and $1,665 for the fiscal quarter ended April 4, 2009, and March 29, 2008, respectively. The Company’s effective tax rate was 39.1% for the first fiscal quarter of 2009, as compared to 41.0% for the first fiscal quarter of 2008. For both the first fiscal quarters of 2009 and 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
10. Derivative Instruments and Hedging Activity
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of April 4, 2009, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
     The Company entered into an interest rate swap agreement effective April 15, 2008, as amended. The interest rate swap has an initial fixed USD LIBOR of 2.921%, changing to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap has a notional amount of $275,000 which decreases to $250,000 on April 15, 2009 and to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore, under SFAS 133 is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.
     As stated in Note 6, the Company adopted SFAS 157. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
     At April 4, 2009, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $7,903 and $7,657 at April 4, 2009 and January 3, 2009, respectively, and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the first fiscal quarter of 2009, interest expense reflects $1,492 related to the swap and $246 related to the change in the fair value of the swap.
     The Company has a foreign subsidiary that entered into foreign currency exchange forward contracts to reduce its risk related to inventory purchases. At April 4, 2009, there were contracts in effect for the purchase of U.S. $22,500 aggregated notional amounts, or approximately Cdn $27,758. At January 3, 2009, there were contracts in effect for the purchase of U.S. $21,950 aggregated notional amounts, or approximately Cdn $26,575. These contracts are not designated as hedges, and therefore, under SFAS 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a zero value as of April 4, 2009 and January 3, 2009. Changes in the fair value of the foreign currency exchange contracts are reflected in earnings each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     Under its Credit Agreement, the Company was required to have interest rate hedging agreements in place by June 15, 2006 such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of April 4, 2009 and January 3, 2009, with the interest rate swap, the Company had approximately 91% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness for both periods.
     The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at April 4, 2009 were as follows:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$7,903	$—

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
     During the fiscal quarter ended April 4, 2009, no Units were granted. During the fiscal quarter ended March 29, 2008, the following assumptions were used in the Black-Scholes Option Pricing Model:

Fiscal Quarter Ended
March 29, 2008
Expected term	4 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	1.5 to 2.0%
Expected volatility(1)	46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter ended April 4, 2009 and March 29, 2008:

	Fiscal Quarter Ended
	April 4, 2009	March 29, 2008
Equity compensation expense	$927	$832

     As of April 4, 2009, there was $13,171 of unrecognized compensation costs, net of estimated forfeitures, related to the Units, comprised of $4,947 related to time based vesting units and $8,224 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company’s Unit activity under the Plan for the fiscal quarter ended April 4, 2009 is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 3, 2009	27,898,556	$1.90
Forfeited	(210,000)	$1.76

Outstanding at April 4, 2009	27,688,556	$1.90

Vested Units at April 4, 2009	10,953,235	$1.98

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
     The following is a reconciliation of the changes in the Company’s product warranty liability for the fiscal period ended April 4, 2009 and March 29, 2008.

	Fiscal Quarter Ended
	April 4,	March 29,
	2009	2008
Beginning of period	$3,663	$3,390
Warranty costs incurred during the period	(991)	(1,307)
Warranty expense recorded during the period	1,019	1,425

End of period	$3,691	$3,508

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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal quarter ended April 4, 2009 and March 29, 2008, Easton paid approximately $288 and $435, respectively, in rent pursuant to such affiliate leases.
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
     Effective August 2008, the Parent has agreed to compensate Richard Wenz, a member of the board of managers of the Parent and the board of directors of the Company, for his services as Chair of the Company’s Audit Committee. In exchange for his services, Mr. Wenz is entitled to annual compensation of $50.
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
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors, and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the first fiscal quarter of 2009 and the respective comparable periods for fiscal 2008. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
April 4, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$11,034	$10,434	$4,546	$—	$26,014
Accounts receivable, net	—	198,034	24,430	—	222,464
Inventories, net	—	128,053	17,024	—	145,077
Prepaid expenses	1,101	7,023	436	—	8,560
Deferred taxes	—	9,126	—	—	9,126
Other current assets	—	8,622	424	—	9,046

Total current assets	12,135	361,292	46,860	—	420,287

Property, plant and equipment, net	17,962	27,369	837	—	46,168
Deferred financing fees, net	11,161	—	—	—	11,161
Investments and intercompany receivables	415,069	80,867	14,763	(510,699)	—
Intangible assets, net	—	294,456	6,010	—	300,466
Goodwill	16,195	182,155	5,191	—	203,541
Other assets	1,015	—	—	—	1,015

Total assets	$473,537	$946,139	$73,661	$(510,699)	$982,638

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	3,000	—	—	—	3,000
Current portion of capital lease obligations	—	20	—	—	20
Accounts payable	—	63,580	9,104	—	72,684
Accrued expenses	3,589	32,252	4,395	—	40,236

Total current liabilities	9,939	95,852	13,499	—	119,290

Long-term debt, less current portion	451,650	—	—	—	451,650
Capital lease obligations, less current portion	—	119	—	—	119
Deferred taxes	—	40,023	—	—	40,023
Other noncurrent liabilities	—	16,055	7,433	—	23,488
Long-term intercompany payables	—	477,636	—	(477,636)	—

Total liabilities	461,589	629,685	20,932	(477,636)	634,570

Total stockholder’s equity	11,948	316,454	52,729	(33,063)	348,068

Total liabilities and stockholder’s equity	$473,537	$946,139	$73,661	$(510,699)	$982,638

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Fiscal Quarter Ended April 4, 2009

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$178,212	$18,144	$(11,505)	$184,851
Cost of sales	—	121,014	15,167	(11,505)	124,676

Gross profit	—	57,198	2,977	—	60,175
Selling, general and administrative expenses	7,274	37,170	2,451	—	46,895
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(7,274)	16,676	526	—	9,928
Interest expense, net	8,152	187	(12)	—	8,327
Share of net income (loss) of subsidiaries under equity method	16,401	439	—	(16,840)	—

Income (loss) before income taxes	975	16,928	538	(16,840)	1,601
Income tax expense	—	527	99	—	626

Net income (loss)	$975	$16,401	$439	$(16,840)	$975

Condensed Consolidating Statement of Operations
Fiscal Quarter Ended March 29, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$169,616	$19,802	$(7,279)	$182,139
Cost of sales	13	114,021	14,364	(7,279)	121,119

Gross profit	(13)	55,595	5,438	—	61,020
Selling, general and administrative expenses	5,443	35,570	2,622	—	43,635
Restructuring expenses	—	175	—	—	175
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(5,456)	16,498	2,816	—	13,858
Interest expense, net	9,758	166	(127)	—	9,797
Share of net income (loss) of subsidiaries under equity method	17,610	1,951	—	(19,561)	—

Income (loss) before income taxes	2,396	18,283	2,943	(19,561)	4,061
Income tax expense	—	673	992	—	1,665

Net income (loss)	$2,396	$17,610	$1,951	$(19,561)	$2,396

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Fiscal Quarter Ended April 4, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$975	$16,401	$439	$(16,840)	$975
Non-cash adjustments	(10,125)	8,296	(6,234)	16,840	8,777
Changes in operating assets and liabilities	5,102	(22,390)	(5,778)	—	(23,066)

Net cash (used in) provided by operating activities	(4,048)	2,307	(11,573)	—	(13,314)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,959)	(1,690)	(26)	—	(3,675)

Net cash used in investing activities	(1,959)	(1,690)	(26)	—	(3,675)
Cash flows from financing activities:
Payments on capital lease obligations	—	(6)	—	—	(6)
Payments on senior term notes	(788)	—	—	—	(788)
Proceeds from senior secured credit facility, net	3,000	—	—	—	3,000

Net cash provided by (used in) financing activities	2,212	(6)	—	—	2,206
Effect of exchange rate changes on cash and cash equivalents	—	—	(504)	—	(504)

(Decrease) increase in cash and cash equivalents	(3,795)	611	(12,103)	—	(15,287)
Cash and cash equivalents, beginning of period	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of period	$11,034	$10,434	$4,546	$—	$26,014

Condensed Consolidating Statement of Cash Flows
Fiscal Quarter Ended March 29, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,396	$17,610	$1,951	$(19,561)	$2,396
Non-cash adjustments	(1,466)	(8,280)	(1,152)	19,561	8,663
Changes in operating assets and liabilities	(996)	(6,602)	(1,793)	—	(9,391)

Net cash (used in) provided by operating activities	(66)	2,728	(994)	—	1,668
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,140)	(1,426)	(3)	—	(3,569)

Net cash used in investing activities	(2,140)	(1,426)	(3)	—	(3,569)
Cash flows from financing activities:
Payments on capital lease obligations	—	(6)	—	—	(6)
Payments on senior term notes	(837)	—	—	—	(837)
Proceeds from senior secured credit facility, net	2,500	—	—	—	2,500

Net cash provided by (used in) financing activities	1,663	(6)	—	—	1,657
Effect of exchange rate changes on cash and cash equivalents	—	—	239	—	239

(Decrease) increase in cash and cash equivalents	(543)	1,296	(758)	—	(5)
Cash and cash equivalents, beginning of period	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of period	$2,556	$3,116	$11,246	$—	$16,918

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND INFORMATION
     This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, including the risks outlined under “Risk Factors” in our 2008 Annual Report on Form 10-K, will be important in determining future results.
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
OVERVIEW
     We are a leading designer, developer and marketer of innovative sports equipment, protective products and related accessories under authentic brands. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports and in various action sports, including cycling, snow sports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snow sports helmets and accessories) and Riddell (football equipment and reconditioning services). Together, these brands represent the vast majority of our sales.
     For the fiscal quarters ended April 4, 2009 and March 29, 2008, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.
How We Assess the Performance of Our Business
     In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit and selling, general and administrative expenses.
Net Sales
     Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. The majority of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including Giro‘s and Easton’s cycling activity is reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

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
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	April 4,	% of	March 29,	% of
	2009	Net Sales	2008	Net Sales
	(Dollars in millions)
Net sales	$184.9	100.0%	$182.1	100.0%
Cost of sales	124.7	67.4%	121.1	66.5%

Gross profit	60.2	32.6%	61.0	33.5%
Selling, general and administrative expenses	47.0	25.4%	43.6	23.9%
Restructuring expenses	—	—	0.2	0.1%
Amortization of intangibles	3.3	1.8%	3.3	1.9%

Income from operations	$9.9	5.4%	$13.9	7.6%

Net Sales
     The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended
	April 4,	March 29,	Change
	2009	2008	$	%
	(Dollars in millions)
Team Sports	$107.8	$100.8	$7.0	6.9%
Action Sports	77.1	81.3	(4.2)	(5.2%)

	$184.9	$182.1	$2.8	1.5%

     Team Sports net sales increased primarily due to higher sales of football helmets and ice hockey sticks and the increased performance of reconditioning services, partially offset by lower sales of collectible football helmets, apparel and baseball and softball equipment. Action Sports net sales decreased primarily due to lower sales of cycling helmets and components, snow helmets, eyewear and fitness related products, partially offset by increased sales of apparel and cycling accessories.

Cost of Sales
     The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended
	April 4,	% of	March 29,	% of
	2009	Net Sales	2008	Net Sales
	(Dollars in millions)
Team Sports	$68.8	63.8%	$63.4	62.9%
Action Sports	55.9	72.5%	57.7	71.0%

	$124.7	67.4%	$121.1	66.5%

     The increase in Team Sports cost of sales as a percentage of net sales primarily relates to sales mix with a higher concentration of mid and low price point products, the impact of changes in foreign exchange rates and higher sourced finished goods costs. The increase in Action Sports cost of sales as a percentage of net sales primarily relates to closeout sales of snow helmets, inventory write-offs and higher sourced finished goods costs.
Gross Profit
     The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended
	April 4,	% of	March 29,	% of
	2009	Net Sales	2008	Net Sales
	(Dollars in millions)
Team Sports	$39.0	36.2%	$37.4	37.1%
Action Sports	21.2	27.5%	23.6	29.0%

	$60.2	32.6%	$61.0	33.5%

     The decrease in Team Sports gross margin primarily relates to sales mix with a higher concentration of mid and low price point products, the impact of changes in foreign exchange rates and higher sourced finished goods costs. The decrease in Action Sports gross margin primarily relates to closeout sales of snow helmets, inventory write-offs and higher sourced finished goods costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $3.3 million or 7.5% for the first fiscal quarter of 2009, as compared to the first fiscal quarter of 2008. The increase primarily relates to higher selling, marketing and information technology expenses, partially offset by reduced legal and product liability expenses.
Restructuring Expenses
     Restructuring expenses decreased $0.2 million for the first fiscal quarter of 2009, as compared to the first fiscal quarter of 2008. The decrease relates to the 2007 closure of the Van Nuys, California manufacturing facility, as no additional costs were incurred in the first fiscal quarter of 2009.
Amortization of Intangibles
     Amortization of intangibles of $3.3 million was the same for the first fiscal quarters of 2009 and 2008.
Interest Expense
     Interest expense decreased $1.5 million during the first fiscal quarter of 2009, as compared to the first fiscal quarter of 2008. The decrease was due to reduced debt levels and lower borrowing rates in 2009.
Income Tax Expense
     Income tax expense was $0.6 million for the first fiscal quarter of 2009, as compared to an income tax expense of $1.7 million for the first fiscal quarter of 2008. The effective tax rate was 39.1% for the first fiscal quarter of 2009, as compared to 41.0% for the first fiscal quarter of 2008. For both the first fiscal quarters of 2009 and 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

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
Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a senior secured Credit and Guaranty Agreement (“the Credit Agreement”) with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Credit Agreement provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of April 4, 2009, we had $315.0 million outstanding under the term loan facility, $3.0 million outstanding under our U.S. revolving credit facility, no borrowings under our Canadian revolving credit facility and also had availability to borrow an additional $63.4 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.
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
     Our Credit Agreement imposes limitations on our ability and the ability of our subsidiaries to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, our Credit Agreement requires us to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit. As of April 4, 2009, we were in compliance with all of our covenants under our Credit Agreement.

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
Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facility totaled $3.6 million and $2.7 million at April 4, 2009 and March 29, 2008, respectively.
     Cash used in operating activities was $13.3 million for the first fiscal quarter of 2009, as compared to $1.7 million of cash provided in the first fiscal quarter of 2008. The increase in cash used in operating activities reflects; (i) the decrease in accounts payable related to payments in the first fiscal quarter of 2009 for inventory purchased in the fourth fiscal quarter of 2008 and (ii) the decrease in accrued expenses due to the payment for incentive compensation earned in relation to fiscal year 2008 financial performance, (iii) partially offset by the decrease in cash used by accounts receivable during the first fiscal quarter of 2009 primarily as a result of resolving electronic data interchange issues. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year.
     We had $301.0 million in working capital as of April 4, 2009, as compared to $282.9 million at January 3, 2009. The $18.1 million increase in working capital primarily results from the increase in accounts receivable related to the seasonality of the business and the reclassification of debt from current to long-term. The decrease in cash reflects the decrease in accounts payable and accrued expenses related to the payments for inventory purchased in the fourth fiscal quarter of 2008 and incentive compensation earned in relation to fiscal year 2008 financial performance, respectively.
     Cash used in investing activities was $3.7 million for the first fiscal quarter of 2009, as compared to $3.6 million used in the first fiscal quarter of 2008. For both fiscal quarters, the amounts were related to the purchase of property, plant and equipment. Capital expenditures made for both periods were primarily related to the implementation of our ERP system and enhancing new and existing products.
     Cash provided by financing activities was $2.2 million for the first fiscal quarter of 2009, as compared to $1.7 million provided in the first fiscal quarter of 2008. The primary reason for the increase is due to slightly higher borrowings on our revolving credit facility.
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

OUTLOOK
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2009 will be affected by the following:
•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition.

•	Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. However, despite these trends, we are confident that our focus on innovation and providing the “best in class” products will be successful, albeit at a slower pace, during these “softer” economic times.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We are finalizing the implementation of SAP’s ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program will ultimately replace the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing ERP in our business operations or in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, the cost to implement SAP’s ERP could be higher than initially anticipated. We employ an implementation team of specialists and expect to complete our phased roll-out of SAP’s ERP across all of our businesses in 2009. When completed, we expect that the system will streamline reporting and enhance internal controls.

•	Operations and Manufacturing. A significant part of our strategic plan involves streamlining our distribution, logistics and manufacturing operations. As a result of this, a critical component of our long-term growth plans reflect investment in operations management and infrastructure to bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. To facilitate this process we made organizational changes in 2008 to better position us to:
•	Enhance margins through development of a sourcing strategy to reduce product costs and inventory levels

•	Improve logistics capabilities to better service customers

•	Leverage SAP ERP capabilities as the organization finalizes its transition to one software platform
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

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of April 4, 2009, the outstanding principal balance under our term loan facility was $315.0 million, along with $3.0 million outstanding under our U.S. revolving credit facility and no borrowings under our Canadian revolving credit facility. We expect our interest expense in 2009 to decrease due to reduced debt levels, lower borrowing rates and the impact of our interest rate swap agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K dated January 3, 2009.
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
     One of our foreign subsidiaries enters into foreign currency exchange forward contracts to reduce its risks related to inventory purchases. At April 4, 2009, there were foreign currency forward contracts in effect for the purchase of U.S. $22.5 million aggregated notional amounts, or approximately Cdn $27.8 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
     Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency instruments in place at April 4, 2009, a hypothetical 10% movement of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected quarterly earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the U.S. dollar relative to other currencies and its impact on material costs would likely be partially offset by the impact on revenues due to our sales internationally and the conversion of those international sales into U.S. dollars.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into our Credit Agreement consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of April 4, 2009, the outstanding principal balance under our term loan facility was $315.0 million, along with $3.0 million outstanding under our U.S. revolving credit facility and no borrowings under our Canadian revolving credit facility. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage.
     As of June 15, 2006, our Credit Agreement required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. In April 2008 we entered into an interest rate swap agreement with an initial notional amount of $275.0 million. As of April 4, 2009, with the interest rate swap, approximately 91% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of April 4, 2009, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.
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

EASTON-BELL SPORTS, INC. Registrant
Dated: May 14, 2009	/s/ Paul E. Harrington
Paul E. Harrington
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 14, 2009	/s/ Mark A. Tripp
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)