Form 10-Q
period 2009-07-04
EASTON-BELL SPORTS, INC.
filed 2009-08-18
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
As of July 31, 2009, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets as of July 4, 2009 (unaudited) and January 3, 2009	3
Consolidated Statements of Operations and Comprehensive Income for the Fiscal Quarter and Two Fiscal Quarters Ended July 4, 2009 (unaudited) and June 28, 2008 (unaudited)	4
Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended July 4, 2009 (unaudited) and June 28, 2008 (unaudited)	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	31
SIGNATURES	32
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	July 4,	January 3,
	2009	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$52,453	$41,301
Accounts receivable, net	226,908	213,561
Inventories, net	139,990	147,163
Prepaid expenses	4,426	8,183
Deferred taxes	9,128	9,128
Other current assets	8,263	7,605

Total current assets	441,168	426,941
Property, plant and equipment, net	46,747	45,874
Deferred financing fees, net	10,266	12,055
Intangible assets, net	297,115	303,818
Goodwill	203,541	203,456
Other assets	1,327	5,501

Total assets	$1,000,164	$997,645

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$12,405
Current portion of capital lease obligations	21	22
Accounts payable	78,490	81,245
Accrued expenses	47,527	50,397

Total current liabilities	129,388	144,069
Long-term debt, less current portion	451,650	443,383
Capital lease obligations, less current portion	112	123
Deferred taxes	41,185	39,794
Other noncurrent liabilities	22,115	23,252

Total liabilities	644,450	650,621

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at July 4, 2009 and January 3, 2009	—	—
Additional paid-in capital	343,051	341,197
Retained earnings	16,239	11,373
Accumulated other comprehensive loss	(3,576)	(5,546)

Total stockholder’s equity	355,714	347,024

Total liabilities and stockholder’s equity	$1,000,164	$997,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	$187,295	$220,810	$372,146	$402,949
Cost of sales	126,889	139,398	251,565	260,517

Gross profit	60,406	81,412	120,581	142,432
Selling, general and administrative expenses	42,270	46,004	89,165	89,639
Restructuring and other infrequent expenses	—	317	—	492
Amortization of intangibles	3,351	3,352	6,703	6,704

Income from operations	14,785	31,739	24,713	45,597
Interest expense, net	7,726	2,370	16,053	12,167

Income before income taxes	7,059	29,369	8,660	33,430
Income tax expense	3,168	13,909	3,794	15,575

Net income	3,891	15,460	4,866	17,855
Other comprehensive income:
Foreign currency translation adjustment	2,828	119	1,970	(702)

Comprehensive income	$6,719	$15,579	$6,836	$17,153

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Two Fiscal Quarters Ended
	July 4,	June 28,
	2009	2008

Cash flows from operating activities:
Net income	$4,866	$17,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,113	12,614
Amortization of deferred financing fees	1,789	1,789
Equity compensation expense	1,854	1,843
Deferred income tax expense	1,391	13,819
Disposal of property, plant and equipment	3	4
Changes in operating assets and liabilities:
Accounts receivable, net	(12,597)	(44,155)
Inventories, net	7,649	19,102
Other current and noncurrent assets	7,188	(5,097)
Accounts payable	(2,903)	(1,329)
Accrued expenses	(3,095)	5,716
Other current and noncurrent liabilities	(1,137)	2,730

Net cash provided by operating activities	19,121	24,891

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,179)	(6,718)

Net cash used in investing activities	(8,179)	(6,718)

Cash flows from financing activities:
Payments on senior term notes	(788)	(1,675)
Proceeds from revolving credit facility	6,000	23,000
Payments on revolving credit facility	(6,000)	(28,500)
Payments on capital lease obligations	(12)	(11)

Net cash used in financing activities	(800)	(7,186)

Effect of exchange rate changes on cash and cash equivalents	1,010	266
Increase in cash and cash equivalents	11,152	11,253

Cash and cash equivalents, beginning of period	41,301	16,923

Cash and cash equivalents, end of period	$52,453	$28,176

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
1. Basis of Presentation
     Unless otherwise indicated, all references in this Form 10-Q to “Easton-Bell,” “we”, “us”, “our” and “the Company” refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to “Easton”, “Bell” and “Riddell” refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp. (“RBG”), which, in turn, is a wholly-owned subsidiary of EB Sports Corp. (“EB Sports”). Easton-Bell Sports, LLC (the “Parent”) owns all of the outstanding voting securities of EB Sports and is our ultimate parent company.
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
     The Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, the Company’s second quarter of fiscal year 2009 ended on July 4, and the second quarter of fiscal year 2008 ended on June 28.
2. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	July 4, 2009		January 3, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,456)	$1,702	$(1,333)
Customer relationships	59,180	(28,205)	59,180	(25,484)
Patents	60,345	(26,587)	60,345	(23,358)
Licensing and other	5,900	(4,148)	5,900	(3,518)

Total	$127,127	$(60,396)	$127,127	$(53,693)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     Goodwill by segment is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of January 3, 2009	$141,992	$61,464	$203,456
Adjustment to purchase price allocations	85	—	85

Balance as of July 4, 2009	$142,077	$61,464	$203,541

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under SFAS No. 142, Goodwill and Other Intangible Assets. The results of the Company’s analyses conducted in 2008 indicated that no impairment in the carrying amount of goodwill was required.
     During the first fiscal quarter of 2009, the carrying amount of goodwill related to the Team Sports segment was increased by $85 due to an earn-out payment related to a Riddell acquisition. There were no changes to goodwill during the second fiscal quarter of 2009.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
3. Long-Term Debt
     Long-term debt consisted of the following:

	July 4, 2009	January 3, 2009
Senior Secured Credit Facility:
Term loan facility	$315,000	$315,788
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	133	145

Total long-term debt	455,133	455,933
Less current maturities of long-term debt	(3,371)	(12,427)

Long-term debt, less current portion	$451,762	$443,506

Senior Secured Credit Facility
     On March 16, 2006, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At July 4, 2009, the Company had $315,000 outstanding under the term loan facility and zero outstanding under both the U.S. and the Canadian revolving credit facilities.
     The interest rates per annum applicable to the loans under the Credit Agreement, other than swingline loans, equal an applicable margin percentage plus, at the Company’s option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at a rate equal to an applicable margin percentage plus the U.S. base rate for U.S. dollar denominated loans or the Canadian base rate for Canadian dollar denominated loans, as applicable. The applicable margin percentage for the term loan is initially 1.75% for LIBOR and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for LIBOR and 0.50% for the U.S. base rate based upon the Company’s leverage ratio as calculated under the Credit Agreement. The applicable margin percentage for the revolving loan facilities is initially 2.00% for LIBOR or Canadian bankers’ acceptance rate and 1.00% for the U.S. and Canadian base rates. The applicable margin percentage for the revolving loan facilities and swingline loan facilities varies between 2.25% and 1.50% for LIBOR or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon the leverage ratio as calculated under the Credit Agreement.
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG and certain of the Company’s domestic subsidiaries have guaranteed all of the Company’s obligations (both U.S. and Canadian), and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Additionally, the Company and its subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the Company’s U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Furthermore, certain of the Company’s domestic subsidiaries and certain of the Company’s other Canadian subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility, and in the case of the Company’s domestic subsidiaries, the obligations (and related guarantees) under the Credit Agreement generally.
     The Credit Agreement imposes limitations on the Company’s ability and its subsidiaries’ ability to incur, assume or permit to exist additional indebtedness, create or permit liens on their assets, make investments and loans, engage in certain mergers or other fundamental changes, dispose of assets, make distributions or pay dividends or repurchase stock, prepay subordinated debt, enter into transactions with affiliates, engage in sale-leaseback transactions and make capital expenditures. In addition, the Credit Agreement requires the Company to comply on a quarterly and annual basis with certain financial covenants, including a maximum total leverage ratio test, a minimum interest coverage ratio test and an annual maximum capital expenditure limit.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and are subject to materiality thresholds.
     As of July 4, 2009, the Company was not in compliance with the maximum total leverage ratio test as set forth in the Credit Agreement. However, this event of non-compliance was cured on August 14, 2009 through the exercise of a cure right as provided for in the Credit Agreement. The cure right provides the Company the right to receive cash common equity infusions in an amount that is necessary to satisfy the financial covenant tests on a pro-forma basis. The cure right capital contribution amount is considered additional consolidated adjusted EBITDA, as defined in the Credit Agreement, for purposes of measuring compliance with the financial covenants for the fiscal quarter ended July 4, 2009. In subsequent periods, this cure amount will continue to be considered a component of consolidated adjusted EBITDA for the next three fiscal quarters on a trailing four quarter calculation basis. The cure amount is limited such that it cannot exceed the amount required for purposes of complying with the financial covenants nor can this cure right be exercised again in the following two succeeding quarters. Additionally, the cure amount is limited in any case to a maximum amount of $15,000 in the aggregate since March 16, 2006.
     The cure right cash common equity infusion necessary to cure the Company’s non-compliance with the financial covenants tested as of July 4, 2009, was received by the Parent and EB Sports from certain existing investors in Parent and members of management, including Paul Harrington, the Company’s Chief Executive Officer and President, on August 14, 2009. In order to finance this common equity infusion, the Parent issued Class C Common Units and EB Sports issued shares of Series A preferred stock to the participants of the financing, which included certain existing investors of the Parent and Mr. Harrington. The Parent used the proceeds of its issuance of Class C Common Units to pay its expenses related to the financing of the Company’s cure right and to maintain a balance for the Parent’s future expenses. EB Sports used a portion of the proceeds from its issuance of Series A preferred stock to pay its expenses related to the financing of the Company’s cure right and the balance of the proceeds was contributed to the capital of RBG, which in turn contributed the necessary cash equity infusion, in the amount of $12,858, to the capital of the Company. As a result of the exercise of this cure, the Company is currently in compliance with the covenants of the Credit Agreement, and is deemed to have satisfied the requirements of such financial covenants as of July 4, 2009.
Senior Subordinated Notes
     On September 30, 2004, the Company issued $140,000 of 8.375% senior subordinated notes due October 2012. The Company’s indebtedness under its senior subordinated notes was not amended in connection with the acquisition of Easton and otherwise remains outstanding. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year. The Company may currently redeem the notes, in whole or in part, at 104.188% of the principal amount, plus accrued interest. This declines to 102.094% of the principal amount, plus accrued interest at any time on or after October 1, 2009, and then further declines to 100% of the principal amount, plus accrued interest, at any time on or after October 1, 2010.
     The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
     Cash payments for interest were $2,598 and $8,773 for the fiscal quarters ended July 4, 2009 and June 28, 2008, respectively. For the first two fiscal quarters, cash payments for interest were $12,712 and $14,598 for 2009 and 2008, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Other
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facilities totaled $3,580 and $1,791 at July 4, 2009 and June 28, 2008, respectively.
     The Company amortized $894 of debt issuance costs for both the second fiscal quarter of 2009 and 2008. For the first two fiscal quarters, the Company amortized $1,789 of debt issuance costs for both 2009 and 2008.
4. Accrued Expenses
     Accrued expenses consist of the following:

	July 4, 2009	January 3, 2009
Salaries, wages, commissions and bonuses	$10,266	$13,717
Advertising	4,433	4,919
Rebates	4,667	4,160
Warranty	3,823	3,663
Product liability — current portion	3,894	3,647
Royalties	1,441	1,771
Interest	4,866	6,335
Income taxes	2,744	1,563
Other	11,393	10,622

Total accrued expenses	$47,527	$50,397

5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following:

	July 4, 2009	January 3, 2009

Raw materials	$21,398	$17,083
Work-in-process	3,037	2,567
Finished goods	115,555	127,513

Inventories, net	$139,990	$147,163

6. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. FSP 107-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 107-1 in the second fiscal quarter of 2009 and the related disclosure is in Note 10.
     In May 2009, the FASB issued FASB Statement (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in the second fiscal quarter of 2009 and the related disclosure is in Note 14.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not impact the Company’s financial position or results of operations.
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
     Segment results for the fiscal quarter and two fiscal quarters ended July 4, 2009 and June 28, 2008, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated

July 4, 2009
Net sales	$100,821	$86,474	$187,295
Income from operations	13,471	10,407	23,878
Depreciation	2,390	1,650	4,040
Capital expenditures	2,439	2,065	4,504
June 28, 2008
Net sales	$132,305	$88,505	$220,810
Income from operations	30,765	9,184	39,949
Depreciation	1,546	1,440	2,986
Capital expenditures	2,337	812	3,149

	Team	Action
Two Fiscal Quarters Ended	Sports	Sports	Consolidated

July 4, 2009
Net sales	$208,632	$163,514	$372,146
Income from operations	27,015	16,604	43,619
Depreciation	4,266	3,144	7,410
Capital expenditures	5,093	3,086	8,179
June 28, 2008
Net sales	$233,088	$169,861	$402,949
Income from operations	46,126	16,550	62,676
Depreciation	3,050	2,860	5,910
Capital expenditures	4,611	2,107	6,718

	Team	Action
	Sports	Sports	Consolidated

Assets
As of July 4, 2009	$617,280	$382,884	$1,000,164
As of January 3, 2009	609,793	387,852	997,645

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Segment income from operations	$23,878	$39,949	$43,619	$62,676
Equity compensation expense	(927)	(1,011)	(1,854)	(1,843)
Corporate expenses	(4,815)	(3,530)	(10,349)	(8,040)
Restructuring and other infrequent expenses	—	(317)	—	(492)
Amortization of intangibles	(3,351)	(3,352)	(6,703)	(6,704)

Consolidated income from operations	$14,785	$31,739	$24,713	$45,597

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
9. Income Taxes
     The Company recorded income tax expense of $3,794 and $15,575 for the first two fiscal quarters ended July 4, 2009, and June 28, 2008, respectively. The Company’s effective tax rate was 43.8% through the first two fiscal quarters of 2009, as compared to 46.6% through the first two fiscal quarters of 2008. For the first two fiscal quarters ended July 4, 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense. For the first two fiscal quarters ended June 28, 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
10. Derivative Instruments and Hedging Activity
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of July 4, 2009, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
     The Company entered into an interest rate swap agreement effective April 15, 2008, as amended. The interest rate swap has an initial fixed USD LIBOR of 2.921%, changing to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap had an initial notional amount of $275,000 which decreased to $250,000 on April 15, 2009 and will further decrease to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore, under SFAS 133 is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.
     SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined therein. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
     At July 4, 2009, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $7,647 and $7,657 at July 4, 2009 and January 3, 2009, respectively, and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the second fiscal quarter of 2009, interest expense reflects $1,539 related to the swap and $256 related to the change in the fair value of the swap. During the first two fiscal quarters of 2009, interest expense reflects $3,031 related to the swap and a credit of $10 related to the change in the fair value of the swap.
     The Company has foreign currency exchange forward contracts in place to reduce its risk related to inventory purchases and foreign currency based accounts receivable. At July 4, 2009, there were contracts in effect for the purchase of U.S. $33,410 aggregated notional amounts, or approximately Cdn $38,826. There were also contracts in effect for the purchase and selling of €947 Euros aggregated notional amounts, or approximately U.S. $1,325 and contracts in effect for the purchase of £499 British Pounds aggregated notional amounts, or approximately U.S. $816. At January 3, 2009, there were contracts in effect for the purchase of U.S. $21,950 aggregated notional amounts, or approximately Cdn $26,575. These contracts are not designated as hedges, and therefore, under SFAS 133 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
As of July 4, 2009 and January 3, 2009, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $459 and zero, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in earnings each period.
     Under its Credit Agreement, the Company was required to have interest rate hedging agreements in place by June 15, 2006 such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. As of July 4, 2009 and January 3, 2009, with the interest rate swap, the Company had approximately 86% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness for both periods.
     The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at July 4, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$7,647	$—
Foreign currency exchange forward contracts	—	459	—

Total	$—	$8,106	$—

Fair Value of Financial Instruments
     The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable, net” and “Accounts payable” approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value amount of long-term debt under the Company’s term loan facility and 8.375% senior subordinated notes are based on quoted market prices for the same or similar issues on borrowing rates available to the Company for loans with similar terms and average maturities.
     The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	July 4, 2009		January 3, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Term loan facility	$316,719	$291,358	$319,076	$219,315
8.375% senior subordinated notes	143,141	125,174	143,044	101,044
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
     During the two fiscal quarters ended July 4, 2009, no Units were granted. During the two fiscal quarters ended June 28, 2008, the following assumptions were used in the Black-Scholes Option Pricing Model:

Two Fiscal Quarters Ended
June 28, 2008
Expected term	4 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	1.5 to 2.0%
Expected volatility(1)	39.0 to 46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
     The Company records compensation expense using the fair value of the Units granted after the adoption of SFAS 123R that are time vesting over the vesting service period on a straight-line basis. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and two fiscal quarters ended July 4, 2009 and June 28, 2008:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Equity compensation expense	$927	$1,011	$1,854	$1,843

     As of July 4, 2009, there was $12,244 of unrecognized compensation costs, net of estimated forfeitures, related to the Units, comprised of $4,020 related to time based vesting units and $8,224 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately one year. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company’s Unit activity under the Plan for the two fiscal quarters ended July 4, 2009 is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 3, 2009	27,898,556	$1.90
Forfeited	(210,000)	$1.76

Outstanding at April 4, 2009	27,688,556	$1.90
Granted	—	$—
Forfeited	—	$—

Outstanding at July 4, 2009	27,688,556	$1.90

Vested Units at July 4, 2009	12,060,700	$1.98

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
     The following is a reconciliation of the changes in the Company’s product warranty liability for the first two fiscal quarters ended July 4, 2009 and June 28, 2008.

	2009	2008
Beginning of fiscal year	$3,663	$3,390
Warranty costs incurred during the period	(991)	(1,307)
Warranty cost liability recorded during the period	1,019	1,425

End of first fiscal quarter	3,691	3,508
Warranty costs incurred during the period	(1,301)	(2,115)
Warranty cost liability recorded during the period	1,433	2,357

End of second fiscal quarter	$3,823	$3,750

13. Related Party Transactions
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
     Pursuant to the management agreements, the Company expensed and paid these entities an annual management fee of $750 for 2006. Prior to the consummation of the acquisition of Easton, the management agreements were amended to remove any obligation to pay an annual management fee. In return for such amendment, the Company agreed to pay Fenway Partners, LLC (and its designee) $7,500, which payment was made immediately prior to the consummation of the acquisition of Easton. These expenses paid to Fenway Partners, LLC are also included in management expenses in the Consolidated Statements of Operations and Comprehensive Income. In addition, pursuant to such agreements, Fenway Partners, LLC, also received reimbursement of out of pocket expenses of approximately $2,228 in connection with expenses incurred by them related to the acquisition of Easton.
     Jas. D. Easton, Inc. is an affiliate of James L. Easton, a member of the board of managers of the Parent and the board of directors of the Company, and former owner of Easton. In connection with the acquisition of Easton, Easton and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton, including the Easton brand name. Pursuant to these agreements, Easton has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with the Company’s products or services. Easton has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Lastly, Easton entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton a license to use certain trademarks solely in connection with specific products or services.

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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal quarter ended July 4, 2009 and June 28, 2008, Easton paid approximately $288 and $344, respectively, in rent pursuant to such affiliate leases. During the first two fiscal quarters ended July 4, 2009 and June 28, 2008, Easton paid approximately $576 and $779, respectively, in rent pursuant to such affiliate leases.
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
14. Subsequent Events
     As of August 18, 2009, the date of issuance of this Form 10-Q for the quarter ended July 4, 2009, there were no items deemed to be reportable as a subsequent event, other than the common equity infusion in the amount of $12,858 necessary to cure the Company’s non-compliance with the financial covenants tested as of July 4, 2009, which the Company received from the Parent and EB Sports through certain existing investors in Parent and members of management on August 14, 2009 and which the Company used to pay down the term loan facility. Further details are disclosed in Note 3.
15. Supplemental Guarantor Condensed Financial Information
     In September 2004, in connection with the acquisition of Bell, the Company (presented as “issuer” in the following tables) issued $140,000 of 8.375% senior subordinated notes due October 2012. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). Each subsidiary guarantor is wholly owned and the guarantees are full and unconditional and joint and several. All other subsidiaries of the Company do not guarantee the senior subordinated notes (the “Non-Guarantors”).
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the second fiscal quarter of 2009 and the respective comparable periods for fiscal 2008. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
July 4, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$30,818	$11,842	$9,793	$—	$52,453
Accounts receivable, net	—	185,483	41,425	—	226,908
Inventories, net	—	121,188	18,802	—	139,990
Prepaid expenses	600	3,418	408	—	4,426
Deferred taxes	—	9,128	—	—	9,128
Other current assets	—	7,258	1,005	—	8,263

Total current assets	31,418	338,317	71,433	—	441,168
Property, plant and equipment, net	18,241	27,673	833	—	46,747
Deferred financing fees, net	10,266	—	—	—	10,266
Investments and intercompany receivables	399,541	81,881	30,826	(512,248)	—
Intangible assets, net	—	291,173	5,942	—	297,115
Goodwill	16,195	182,155	5,191	—	203,541
Other assets	—	1,303	24	—	1,327

Total assets	$475,661	$922,502	$114,249	$(512,248)	$1,000,164

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	—	—	—	—	—
Current portion of capital lease obligations	—	21	—	—	21
Accounts payable	—	67,663	10,827	—	78,490
Accrued expenses	7,786	32,125	7,616	—	47,527

Total current liabilities	11,136	99,809	18,443	—	129,388
Long-term debt, less current portion	451,650	—	—	—	451,650
Capital lease obligations, less current portion	—	112	—	—	112
Deferred taxes	—	41,185	—	—	41,185
Other noncurrent liabilities	—	14,682	7,433	—	22,115
Long-term intercompany payables	—	447,863	29,773	(477,636)	—

Total liabilities	462,786	603,651	55,649	(477,636)	644,450
Total stockholder’s equity	12,875	318,851	58,600	(34,612)	355,714

Total liabilities and stockholder’s equity	$475,661	$922,502	$114,249	$(512,248)	$1,000,164

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Fiscal Quarter Ended July 4, 2009

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$169,934	$26,555	$(9,194)	$187,295
Cost of sales	—	117,037	19,046	(9,194)	126,889

Gross profit	—	52,897	7,509	—	60,406
Selling, general and administrative expenses	7,028	32,608	2,634	—	42,270
Amortization of intangibles	—	3,351	—	—	3,351

(Loss) income from operations	(7,028)	16,938	4,875	—	14,785
Interest expense, net	7,511	216	(1)	—	7,726
Share of net income (loss) of subsidiaries under equity method	18,430	3,292	—	(21,722)	—

Income (loss) before income taxes	3,891	20,014	4,876	(21,722)	7,059
Income tax expense	—	1,584	1,584	—	3,168

Net income (loss)	$3,891	$18,430	$3,292	$(21,722)	$3,891

Condensed Consolidating Statement of Operations
Fiscal Quarter Ended June 28, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194,969	$35,908	$(10,067)	$220,810
Cost of sales	3	125,640	23,822	(10,067)	139,398

Gross profit	(3)	69,329	12,086	—	81,412
Selling, general and administrative expenses	6,387	36,536	3,081	—	46,004
Restructuring and other infrequent expenses	—	317	—	—	317
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(6,390)	29,124	9,005	—	31,739
Interest expense, net	2,212	206	(48)	—	2,370
Share of net income (loss) of subsidiaries under equity method	24,062	6,396	—	(30,458)	—

Income (loss) before income taxes	15,460	35,314	9,053	(30,458)	29,369
Income tax expense	—	11,252	2,657	—	13,909

Net income (loss)	$15,460	$24,062	$6,396	$(30,458)	$15,460

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Two Fiscal Quarters Ended July 4, 2009

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$348,146	$44,699	$(20,699)	$372,146
Cost of sales	—	238,051	34,213	(20,699)	251,565

Gross profit	—	110,095	10,486	—	120,581
Selling, general and administrative expenses	14,302	69,778	5,085	—	89,165
Amortization of intangibles	—	6,703	—	—	6,703

(Loss) income from operations	(14,302)	33,614	5,401	—	24,713
Interest expense, net	15,663	403	(13)	—	16,053
Share of net income (loss) of subsidiaries under equity method	34,831	3,731	—	(38,562)	—

Income (loss) before income taxes	4,866	36,942	5,414	(38,562)	8,660
Income tax expense	—	2,111	1,683	—	3,794

Net income (loss)	$4,866	$34,831	$3,731	$(38,562)	$4,866

Condensed Consolidating Statement of Operations
Two Fiscal Quarters Ended June 28, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$364,585	$55,710	$(17,346)	$402,949
Cost of sales	16	239,661	38,186	(17,346)	260,517

Gross profit	(16)	124,924	17,524	—	142,432
Selling, general and administrative expenses	11,830	72,106	5,703	—	89,639
Restructuring and other infrequent expenses	—	492	—	—	492
Amortization of intangibles	—	6,704	—	—	6,704

(Loss) income from operations	(11,846)	45,622	11,821	—	45,597
Interest expense, net	11,970	372	(175)	—	12,167
Share of net income (loss) of subsidiaries under equity method	41,671	8,347	—	(50,018)	—

Income (loss) before income taxes	17,855	53,597	11,996	(50,018)	33,430
Income tax expense	—	11,926	3,649	—	15,575

Net income (loss)	$17,855	$41,671	$8,347	$(50,018)	$17,855

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended July 4, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,866	$34,831	$3,731	$(38,562)	$4,866
Non-cash adjustments	5,429	(32,295)	7,454	38,562	19,150
Changes in operating assets and liabilities	10,815	3,275	(18,985)	—	(4,895)

Net cash provided by (used in) operating activities	21,110	5,811	(7,800)	—	19,121
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,333)	(3,780)	(66)	—	(8,179)

Net cash used in investing activities	(4,333)	(3,780)	(66)	—	(8,179)
Cash flows from financing activities:
Payments on capital lease obligations	—	(12)	—	—	(12)
Payments on senior term notes	(788)	—	—	—	(788)

Net cash used in financing activities	(788)	(12)	—	—	(800)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,010	—	1,010

Increase (decrease) in cash and cash equivalents	15,989	2,019	(6,856)	—	11,152
Cash and cash equivalents, beginning of period	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of period	$30,818	$11,842	$9,793	$—	$52,453

Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended June 28, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$28,756	$41,671	$8,347	$(60,919)	$17,855
Non-cash adjustments	(9,061)	(20,144)	(1,645)	60,919	30,069
Changes in operating assets and liabilities	531	(9,576)	(13,988)	—	(23,033)

Net cash provided by (used in) operating activities	20,226	11,951	(7,286)	—	24,891
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,154)	(3,554)	(10)	—	(6,718)

Net cash used in investing activities	(3,154)	(3,554)	(10)	—	(6,718)
Cash flows from financing activities:
Payments on capital lease obligations	—	(11)	—	—	(11)
Payments on senior term notes	(1,675)	—	—	—	(1,675)
Payments on revolving credit facility, net	(5,500)	—	—	—	(5,500)

Net cash used in financing activities	(7,175)	(11)	—	—	(7,186)
Effect of exchange rate changes on cash and cash equivalents	—	—	266	—	266

Increase (decrease) in cash and cash equivalents	9,897	8,386	(7,030)	—	11,253
Cash and cash equivalents, beginning of period	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of period	$12,996	$10,206	$4,974	$—	$28,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND INFORMATION
     This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, including the risks outlined under “Risk Factors” in our 2008 Annual Report on Form 10-K, will be important in determining future results.
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
     For the fiscal quarters ended July 4, 2009 and June 28, 2008, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.
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
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	July 4,	% of	June 28,	% of
	2009	Net Sales	2008	Net Sales
	(Dollars in millions)
Net sales	$187.3	100.0%	$220.8	100.0%
Cost of sales	126.9	67.8%	139.4	63.1%

Gross profit	60.4	32.2%	81.4	36.9%
Selling, general and administrative expenses	42.2	22.5%	46.0	20.8%
Restructuring expenses	—	—	0.3	0.2%
Amortization of intangibles	3.4	1.8%	3.4	1.5%

Income from operations	$14.8	7.9%	$31.7	14.4%

	Two Fiscal Quarters Ended
	July 4,	% of	June 28,	% of
	2009	Net Sales	2008	Net Sales
	(Dollars in millions)
Net sales	$372.1	100.0%	$402.9	100.0%
Cost of sales	251.5	67.6%	260.5	64.7%

Gross profit	120.6	32.4%	142.4	35.3%
Selling, general and administrative expenses	89.2	24.0%	89.6	22.2%
Restructuring expenses	—	—	0.5	0.1%
Amortization of intangibles	6.7	1.8%	6.7	1.7%

Income from operations	$24.7	6.6%	$45.6	11.3%

Net Sales
     The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 4,	June 28,	Change		July 4,	June 28,	Change
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$100.8	$132.3	$(31.5)	(23.8%)	$208.6	$233.1	$(24.4)	(10.5%)
Action Sports	86.5	88.5	(2.0)	(2.3%)	163.5	169.8	(6.4)	(3.8%)

	$187.3	$220.8	$(33.5)	(15.2%)	$372.1	$402.9	$(30.8)	(7.6%)

     The decrease in Team Sports net sales during the second fiscal quarter of 2009 was primarily due to the decline in sales of baseball and softball bats, football equipment, collectible football helmets and the negative impact that the movement in foreign currency exchange rates had on sales of hockey equipment in Canada and Europe. Action Sports net sales decreased primarily due to lower sales of cycling components, powersports helmets, eyewear and fitness related products, partially offset by increased sales of snow sports helmets and apparel, as cycling helmets and accessories were relatively flat. Net sales in both segments were negatively impacted by the overall economic weakness and by unfavorable foreign currency exchange rate movements of $5.7 million.
     For the first two fiscal quarters of 2009, the Team Sports net sales decrease resulted from the decline in sales of baseball and softball equipment, football equipment, apparel and collectible football helmets, partially offset by increased sales of hockey equipment on a currency-neutral basis and the performance of reconditioning services. Action Sports net sales decreased primarily due to lower sales of cycling components, powersports helmets, eyewear and fitness related products, partially offset by increased sales of apparel and snow sports helmets, as cycling helmets and accessories were relatively flat. Again, net sales in both segments were negatively impacted by the overall economic weakness and by unfavorable foreign currency exchange rate movements of $10.9 million.
Cost of Sales
     The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 4,	% of	June 28,	% of	July 4,	% of	June 28,	% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$62.9	62.4%	$75.2	56.8%	$131.7	63.2%	$138.6	59.5%
Action Sports	64.0	74.0%	64.2	72.5%	119.8	73.3%	121.9	71.8%

	$126.9	67.8%	$139.4	63.1%	$251.5	67.6%	$260.5	64.7%

     For the second fiscal quarter and the first two fiscal quarters of 2009, the increase in Team Sports cost of sales as a percentage of net sales primarily relates to a higher concentration of mid and lower price point products, closeout sales of baseball and softball equipment, the negative impact of changes in foreign currency exchange rates on hockey products and higher sourced finished goods costs, partially offset by improved manufacturing performance and lower defective product returns.
     The increase in Action Sports cost of sales as a percentage of net sales in the second fiscal quarter of 2009, primarily relates to closeout sales of snow sports and powersports helmets, higher sourced finished goods costs and the negative impact of foreign currency exchange rate movements, partially offset by lower distribution costs and defective product returns. The increase in Action Sports cost of sales as a percentage of net sales for the first two fiscal quarters of 2009, primarily relates to the previously mentioned factors impacting the second fiscal quarter, plus inventory write-offs.
Gross Profit
     The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 4,	% of	June 28,	% of	July 4,	% of	June 28,	% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
		(Dollars in millions)				(Dollars in millions)
Team Sports	$37.9	37.6%	$57.1	43.2%	$76.9	36.8%	$94.5	40.5%
Action Sports	22.5	26.0%	24.3	27.5%	43.7	26.7%	47.9	28.2%

	$60.4	32.2%	$81.4	36.9%	$120.6	32.4%	$142.4	35.3%

     For the second fiscal quarter and the first two fiscal quarters of 2009, the decrease in Team Sports gross margin primarily relates to a higher concentration of mid and lower price point products, closeout sales of baseball and softball equipment, the negative impact of changes in foreign currency exchange rates on hockey products and higher sourced finished goods costs, partially offset by improved manufacturing performance and lower defective product returns.
     The decrease in Action Sports gross margin in the second fiscal quarter of 2009, primarily relates to closeout sales of snow sports and powersports helmets, higher sourced finished goods costs and the negative impact of foreign currency exchange rate movements, partially offset by lower distribution costs and defective product returns. The decrease in Action Sports gross margin for the first two fiscal quarters of 2009, primarily relates to the previously mentioned factors impacting the second fiscal quarter, plus inventory write-offs.
Selling, General and Administrative Expenses
     SG&A expenses decreased $3.8 million or 8.3% for the second fiscal quarter of 2009, as compared to the second fiscal quarter of 2008. For the first two fiscal quarters of 2009, SG&A expenses decreased $0.4 million or 0.4%, as compared to the first two fiscal quarters of 2008. The decrease for both periods primarily relates to lower variable selling expenses related to the decline in sales and reduced legal, product liability, bad debt and incentive compensation expenses, partially offset by investments in research and development, marketing and depreciation related to information technology capital expenditures.
Restructuring Expenses
     Restructuring expenses decreased $0.5 million for the first two fiscal quarters of 2009, as compared to the first two fiscal quarters of 2008. The decrease relates to the 2007 closure of the Van Nuys, California manufacturing facility, as no additional costs were incurred during the first two fiscal quarters of 2009.
Amortization of Intangibles
     Amortization of intangibles of $3.4 million and $6.7 million was the same for the second fiscal quarter and first two fiscal quarters of 2009 and 2008, respectively.
Interest Expense
     Interest expense increased $5.4 million during the second fiscal quarter of 2009, as compared to the second fiscal quarter of 2008. For the first two fiscal quarters of 2009, interest expense increased $3.9 million, as compared to the first two fiscal quarters of 2008. The increase was due to a $5.3 million change in the fair value of the interest rate swap which reduced the 2008 interest expense, along with reduced debt levels and borrowing rates in 2009.
Income Tax Expense
     Income tax expense was $3.2 million for the second fiscal quarter of 2009, as compared to an income tax expense of $13.9 million for the second fiscal quarter of 2008. The effective tax rate was 44.9% for the second fiscal quarter of 2009, as compared to 47.4% for the second fiscal quarter of 2008. For the second fiscal quarter of 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense. For the second fiscal quarter of 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property.
     For the first two fiscal quarters of 2009 and 2008, income tax expense was $3.8 million and $15.6 million, respectively. The effective tax rate was 43.8% for the first two fiscal quarters of 2009, as compared to 46.6% for the first two fiscal quarters of 2008. For the first two fiscal quarters of 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense. For the first two fiscal quarters of 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property.

LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facilities.
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
Senior Secured Credit Facility
     In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a senior secured Credit and Guaranty Agreement (“the Credit Agreement”) with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders. The Credit Agreement provides for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. As of July 4, 2009, we had $315.0 million outstanding under the term loan facility, zero outstanding under both our U.S. and Canadian revolving credit facilities and also had availability to borrow an additional $66.4 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively.
     The interest rates per annum applicable to the loans under our Credit Agreement, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or a Canadian bankers’ acceptance rate. Swingline loans bear interest at a rate equal to an applicable margin percentage plus the U.S. base rate for U.S. dollar denominated loans or the Canadian base rate for Canadian dollar denominated loans, as applicable. The applicable margin percentage for the term loan is initially 1.75% for LIBOR and 0.75% for the U.S. base rate, which is subject to adjustment to 1.50% for LIBOR and 0.50% for the U.S. base rate based upon our leverage ratio as calculated under the Credit Agreement. The applicable margin percentage for the revolving loan facilities is initially 2.00% for LIBOR or Canadian bankers’ acceptance rate and 1.00% for the U.S. and Canadian base rates. The applicable margin percentage for the revolving loan facilities and swingline loan facilities varies between 2.25% and 1.50% for LIBOR or Canadian bankers’ acceptance rate, or between 1.25% and 0.50% for the U.S. and Canadian base rates, based upon the leverage ratio as calculated under the Credit Agreement.
     We are the borrower under the term loan facility and U.S. revolving credit facility and our Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under our Credit Agreement, RBG and certain of our domestic subsidiaries have guaranteed all of our obligations (both U.S. and Canadian), and we and certain of our Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Additionally, we and our subsidiaries have granted security with respect to substantially all of our real and personal property as collateral for our U.S. and Canadian obligations (and related guarantees) under our Credit Agreement. Furthermore, certain of our domestic subsidiaries and certain of our other Canadian subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under our Canadian revolving credit facility, and in the case of our domestic subsidiaries, the obligations (and related guarantees) under our Credit Agreement generally.
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

     Our Credit Agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and are subject to materiality thresholds.
     As of July 4, 2009, we were not in compliance with the maximum total leverage ratio test as set forth in the Credit Agreement. However, this event of non-compliance was cured on August 14, 2009 through the exercise of a cure right as provided for in the Credit Agreement. The cure right provides us the right to receive cash common equity infusions in an amount that is necessary to satisfy the financial covenant tests on a pro-forma basis. The cure right capital contribution amount is considered additional consolidated adjusted EBITDA, as defined in the Credit Agreement, for purposes of measuring compliance with the financial covenants for our fiscal quarter ended July 4, 2009. In subsequent periods, this cure amount will continue to be considered a component of consolidated adjusted EBITDA for the next three fiscal quarters on a trailing four quarter calculation basis. The cure amount is limited such that it cannot exceed the amount required for purposes of complying with the financial covenants nor can this cure right be exercised again in the following two succeeding quarters. Additionally, the cure amount is limited in any case to a maximum amount of $15 million in the aggregate since March 16, 2006.
     The cure right cash common equity infusion necessary to cure our non-compliance with the financial covenants tested as of July 4, 2009 was received by our Parent and EB Sports from certain existing investors in our Parent and members of management, including Mr. Harrington, on August 14, 2009. In order to finance this common equity infusion, our Parent issued Class C Common Units and EB Sports issued shares of Series A preferred stock to the participants of the financing, which included certain existing investors of our Parent and Mr. Harrington. Our Parent used the proceeds of its issuance of Class C Common Units to pay its expenses related to the financing of our cure right and to maintain a balance for our Parent’s future expenses. EB Sports used a portion of the proceeds from its issuance of Series A preferred stock to pay its expenses related to the financing of our cure right and the balance of the proceeds was contributed to the capital of RBG, which in turn contributed the necessary cash equity infusion, in the amount of $12.9 million, to our capital. As a result of the exercise of this cure, we are currently in compliance with the covenants of the Credit Agreement, and we are deemed to have satisfied the requirements of such financial covenants as of July 4, 2009.
     We may not be able to continue to satisfy the financial covenant requirements in subsequent periods. If we are unable to maintain compliance with the financial covenants contained in the Credit Agreement, an event of default would occur. During the continuance of an event of a default, the lenders under the Credit Agreement are entitled to take various actions, including accelerating amounts due under the Credit Agreement, terminating our access to our revolving credit facilities and all other actions permitted to be taken by a secured creditor. An event of default could have a material adverse effect on our financial position, results of operations and cash flow.
Senior Subordinated Notes
     In September 2004, in connection with the acquisition of Bell, we issued $140.0 million of 8.375% senior subordinated notes due October 2012 (the “Notes”). The Notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. We may currently redeem the Notes, in whole or in part, at 104.188% of the principal amount, plus accrued interest. This declines to 102.094% of the principal amount, plus accrued interest at any time on or after October 1, 2009, and then further declines to 100% of the principal amount, plus accrued interest, at any time on or after October 1, 2010.
     The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.
Other Matters
     We have arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facilities totaled $3.6 million and $1.8 million at July 4, 2009 and June 28, 2008, respectively.

     Cash provided by operating activities was $19.1 million for the first two fiscal quarters of 2009, as compared to $24.9 million of cash provided in the first two fiscal quarters of 2008. The decrease in cash provided by operating activities primarily reflects; (i) lower net income, (ii) higher inventory levels, (iii) lower accrued expenses due to the payment for incentive compensation related to fiscal year 2008 and (iv) lower deferred income taxes, (v) partially offset by the decrease in cash required to fund the seasonal growth in accounts receivable due to the decline in sales, improved collections and the non-recurring receipt of a deposit for insurance during the first two fiscal quarters of 2009. Management’s expectations are for working capital requirements to build through the first three quarters, and then decline in the last fiscal quarter of the year.
     We had $311.8 million in working capital as of July 4, 2009, as compared to $282.9 million at January 3, 2009. The $28.9 million increase in working capital primarily results from the increase in accounts receivable related to the seasonality of the business, lower accounts payable and the reduction of the current portion of long-term debt. The increase in cash reflects the decrease in inventory and prepaid expenses.
     Cash used in investing activities was $8.2 million for the first two fiscal quarters of 2009, as compared to $6.7 million used in the first two fiscal quarters of 2008. For both periods, the amounts were related to the purchase of property, plant and equipment. Capital expenditures made for both periods were primarily related to the implementation of our ERP system and enhancing new and existing products.
     Cash used in financing activities was $0.8 million for the first two fiscal quarters of 2009, as compared to $7.2 million used in the first two fiscal quarters of 2008. The primary reason for the decrease is due to lower payments on our revolving credit facilities in 2009.
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
OUTLOOK
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2009 will be affected by the following:
•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition. In the future, these conditions could affect our business in a number of direct and indirect ways, including lower revenues from slowing consumer demand for our products, reduced profit margins and/or increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experienced by suppliers and customers.

•	Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. However, despite these trends, we are confident that our focus on innovation and providing the “best in class” products will be successful, albeit at a slower pace, during these “softer” economic times.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. We completed the implementation of SAP’s ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program replaced the various software platforms used in our business operations, many of which are legacy platforms used by our predecessor companies. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. We expect that the system will streamline reporting and enhance internal controls.

•	Operations and Manufacturing. A significant part of our strategic plan involves streamlining our distribution, logistics and manufacturing operations. As a result of this, a critical component of our long-term growth plans reflect investment in operations management and infrastructure to bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. To facilitate this process we made organizational changes in 2008 and 2009 to better position us to:
•	Enhance margins through development of a sourcing strategy to reduce product costs and inventory levels

•	Improve logistics capabilities to better service customers

•	Leverage SAP ERP capabilities as the organization finalizes its transition to one software platform
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

•	Interest Expense and Debt Repayment. In connection with our acquisition of Easton, we entered into a senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of July 4, 2009, the outstanding principal balance under our term loan facility was $315.0 million and we had zero outstanding under both our U.S. and Canadian revolving credit facilities. We expect our interest expense in 2009 to decrease due to reduced debt levels, lower borrowing rates and the impact of our interest rate swap agreement.
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

     We enter into foreign currency exchange forward contracts to reduce its risks related to inventory purchases and foreign currency based accounts receivable. At July 4, 2009, there were foreign currency forward contracts in effect for the purchase of U.S. $33.4 million aggregated notional amounts, or approximately Cdn $38.8 million. We also had contracts in effect for the purchase and selling of €0.1 million Euros aggregated notional amounts, or approximately U.S. $1.3 million and contracts in effect for the purchase of £0.1 million British Pounds aggregated notional amounts, or approximately U.S. $0.1 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
     Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency instruments in place at July 4, 2009, a hypothetical 10% movement of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected quarterly earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the U.S. dollar relative to other currencies and its impact on material costs would likely be partially offset by the impact on revenues due to our sales internationally and the conversion of those international sales into U.S. dollars.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into our Credit Agreement consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of July 4, 2009, the outstanding principal balance under our term loan facility was $315.0 million and we had zero outstanding under both our U.S. and Canadian revolving credit facilities. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage.
     As of June 15, 2006, our Credit Agreement required us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. In April 2008 we entered into an interest rate swap agreement with an initial notional amount of $275.0 million which decreased to $250.0 million on April 15, 2009. As of July 4, 2009, with the interest rate swap, approximately 86% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of July 4, 2009, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in various suits and claims, including various product liability suits and claims, all of which constitute ordinary, routine litigation incidental to the business. We believe that none of the claims or actions, either individually or in the aggregate, is material to our business or financial condition.
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

EASTON-BELL SPORTS, INC. Registrant
Dated: August 18, 2009	/s/ Paul E. Harrington
Paul E. Harrington
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 18, 2009	/s/ Mark A. Tripp
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)