Form 10-Q
period 2009-10-03
EASTON-BELL SPORTS, INC.
filed 2009-11-04
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
As of October 31, 2009, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE
The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets as of October 3, 2009 (unaudited) and January 3, 2009	4
Consolidated Statements of Operations and Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended October 3, 2009 (unaudited) and September 27, 2008 (unaudited)	5
Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended October 3, 2009 (unaudited) and September 27, 2008 (unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 6. Exhibits	33
SIGNATURES	34
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	October 3,	January 3,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,674	$41,301
Accounts receivable, net	213,952	213,561
Inventories, net	128,434	147,163
Prepaid expenses	4,916	8,183
Deferred taxes	9,133	9,128
Other current assets	9,668	7,605

Total current assets	415,777	426,941
Property, plant and equipment, net	46,727	45,874
Deferred financing fees, net	9,372	12,055
Intangible assets, net	293,763	303,818
Goodwill	203,541	203,456
Other assets	1,290	5,501

Total assets	$970,470	$997,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,350	$12,405
Current portion of capital lease obligations	21	22
Accounts payable	67,097	81,245
Accrued expenses	46,028	50,397

Total current liabilities	116,496	144,069
Long-term debt, less current portion	408,792	443,383
Capital lease obligations, less current portion	107	123
Deferred taxes	44,840	39,794
Other noncurrent liabilities	22,916	23,252

Total liabilities	593,151	650,621

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at October 3, 2009 and January 3, 2009	—	—
Additional paid-in capital	356,837	341,197
Retained earnings	22,528	11,373
Accumulated other comprehensive loss	(2,046)	(5,546)

Total stockholder’s equity	377,319	347,024

Total liabilities and stockholder’s equity	$970,470	$997,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales	$180,421	$203,369	$552,567	$606,318
Cost of sales	118,460	130,505	370,025	391,022

Gross profit	61,961	72,864	182,542	215,296
Selling, general and administrative expenses	40,444	46,127	129,609	135,767
Restructuring and other infrequent expenses	—	—	—	492
Amortization of intangibles	3,352	3,352	10,055	10,055

Income from operations	18,165	23,385	42,878	68,982
Interest expense, net	7,570	9,469	23,623	21,636

Income before income taxes	10,595	13,916	19,255	47,346
Income tax expense	4,306	7,573	8,100	23,148

Net income	6,289	6,343	11,155	24,198
Other comprehensive income:
Foreign currency translation adjustment	1,530	(1,098)	3,500	(1,800)

Comprehensive income	$7,819	$5,245	$14,655	$22,398

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Fiscal Quarters Ended
	October 3,	September 27,
	2009	2008
Cash flows from operating activities:
Net income	$11,155	$24,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,278	19,068
Amortization of deferred financing fees	2,683	2,683
Equity compensation expense	2,782	2,944
Deferred income tax expense	5,041	18,446
Disposal of property, plant and equipment	3	12
Changes in operating assets and liabilities:
Accounts receivable, net	3,070	(42,767)
Inventories, net	20,455	14,617
Other current and noncurrent assets	5,330	(3,042)
Accounts payable	(14,739)	5,618
Accrued expenses	(5,141)	16,417
Other current and noncurrent liabilities	(336)	3,466

Net cash provided by operating activities	51,581	61,660

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,096)	(10,955)

Net cash used in investing activities	(12,096)	(10,955)

Cash flows from financing activities:
Payments on senior term notes	(43,646)	(2,512)
Capital contribution from Parent	12,858	—
Proceeds from revolving credit facility	6,000	53,000
Payments on revolving credit facility	(6,000)	(28,500)
Payments on capital lease obligations	(17)	(16)

Net cash (used in) provided by financing activities	(30,805)	21,972

Effect of exchange rate changes on cash and cash equivalents	(307)	(81)
Increase in cash and cash equivalents	8,373	72,596

Cash and cash equivalents, beginning of period	41,301	16,923

Cash and cash equivalents, end of period	$49,674	$89,519

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
     These unaudited consolidated financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. Results for interim periods are not necessarily indicative of the results for the year.
     The Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, the Company’s third quarter of fiscal year 2009 ended on October 3, and the third quarter of fiscal year 2008 ended on September 27.
2. Goodwill and Other Intangible Assets
     The Company’s acquired intangible assets are as follows:

	October 3, 2009		January 3, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,517)	$1,702	$(1,333)
Customer relationships	59,180	(29,566)	59,180	(25,484)
Patents	60,345	(28,202)	60,345	(23,358)
Licensing and other	5,900	(4,463)	5,900	(3,518)

Total	$127,127	$(63,748)	$127,127	$(53,693)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,384		$230,384

     Goodwill by segment is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of January 3, 2009	$141,992	$61,464	$203,456
Adjustment to purchase price allocations	85	—	85

Balance as of October 3, 2009	$142,077	$61,464	$203,541

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 350-20 Goodwill. The results of the Company’s analyses conducted in 2008 indicated that no impairment in the carrying amount of goodwill was required.
     During the first fiscal quarter of 2009, the carrying amount of goodwill related to the Team Sports segment was increased by $85 due to an earn-out payment related to a Riddell acquisition. There were no changes to goodwill during the second and third fiscal quarters of 2009.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
3. Long-Term Debt
     Long-term debt consisted of the following:

	October 3, 2009	January 3, 2009
Senior Secured Credit Facility:
Term loan facility	$272,142	$315,788
8.375% Senior subordinated notes due 2012	140,000	140,000
Capital lease obligations	128	145

Total long-term debt	412,270	455,933
Less current maturities of long-term debt	(3,371)	(12,427)

Long-term debt, less current portion	$408,899	$443,506

Senior Secured Credit Facility
     On March 16, 2006, in connection with the Easton acquisition, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) which provided for (i) a $335,000 term loan facility, (ii) a $70,000 U.S. revolving credit facility and (iii) a Cdn $12,000 Canadian revolving credit facility. All three facilities are scheduled to mature in March 2012. The Company’s U.S. and Canadian revolving credit facilities are available to provide financing for working capital and general corporate purposes. At October 3, 2009, the Company had $272,142 outstanding under the term loan facility and zero outstanding under both the U.S. and the Canadian revolving credit facilities.
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
     The Company is the borrower under the term loan facility and U.S. revolving credit facility and the Company’s Canadian subsidiaries are the borrowers under the Canadian revolving credit facility. Under the Credit Agreement, RBG and certain of the Company’s domestic subsidiaries have guaranteed all of the Company’s obligations (both U.S. and Canadian), and the Company and certain of the Company’s Canadian subsidiaries have guaranteed the obligations under the Canadian revolving credit facility. Additionally, the Company and its subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the Company’s U.S. and Canadian obligations (and related guarantees) under the Credit Agreement. Furthermore, certain of the Company’s domestic subsidiaries and certain of the Company’s other Canadian subsidiaries have granted security with respect to substantially all of their real and personal property as collateral for the obligations (and related guarantees) under the Canadian revolving credit facility, and in the case of the Company’s domestic subsidiaries, generally the obligations (and related guarantees) under the Credit Agreement.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     As of July 4, 2009, the Company was not in compliance with the maximum total leverage ratio test as set forth in the Credit Agreement. However, this event of non-compliance was cured on August 14, 2009 through the exercise of a cure right as provided for in the Credit Agreement. The cure right provides the Company the right to receive cash common equity infusions in an amount that is necessary to satisfy the financial covenant tests on a pro-forma basis. The cure right capital contribution amount is considered additional consolidated adjusted EBITDA, as defined in the Credit Agreement, for purposes of measuring compliance with the financial covenants for the fiscal quarter ended July 4, 2009. In subsequent periods, this cure amount will continue to be considered a component of consolidated adjusted EBITDA for the next three fiscal quarters on a trailing four quarter calculation basis. The cure amount is limited such that it cannot exceed the amount required for purposes of complying with the financial covenants, nor can this cure right be exercised again in the following two succeeding quarters. Additionally, the cure amount is limited in any case to a maximum amount of $15,000 in the aggregate since March 16, 2006.
     The cure right cash common equity infusion necessary to cure the Company’s non-compliance with the financial covenants test as of July 4, 2009, was received by the Parent and EB Sports from certain existing investors in the Parent and members of management, including Paul Harrington, the Company’s President and Chief Executive Officer, on August 14, 2009. In order to finance this common equity infusion, the Parent issued Class C Common Units and EB Sports issued shares of Series A preferred stock to the participants of the financing, which included certain existing investors of the Parent and Mr. Harrington. The Parent used the proceeds of its issuance of Class C Common Units to pay its expenses related to the financing of the Company’s cure right and to maintain a balance for the Parent’s future expenses. EB Sports used a portion of the proceeds from its issuance of Series A preferred stock to pay its expenses related to the financing of the Company’s cure right and the balance of the proceeds was contributed to the capital of RBG, which in turn, contributed the necessary cash equity infusion, in the amount of $12,858, to the capital of the Company. The $12,858 was then used by the Company to pay down the term loan facility. As a result of the exercise of this cure, the Company was in compliance with the covenants of the Credit Agreement, and was deemed to have satisfied the requirements of such financial covenants as of July 4, 2009.
     On September 29, 2009, the Company made an additional payment towards the principal balance on the term loan facility in the amount of $30,000. As of October 3, 2009, the Company was in compliance with all of its covenants under the Credit Agreement.
Senior Subordinated Notes
     On September 30, 2004, the Company issued $140,000 of 8.375% senior subordinated notes due October 2012. The Company’s indebtedness under its senior subordinated notes was not amended in connection with the acquisition of Easton and otherwise remains outstanding. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Interest is payable on the notes semi-annually on April 1 and October 1 of each year. The Company may currently redeem the notes, in whole or in part, at 102.094% of the principal amount, plus accrued interest. The redemption price declines to 100% of the principal amount, plus accrued interest, at any time on or after October 1, 2010.
     The indenture governing the senior subordinated notes contains certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries.
Other
     The Company has arrangements with its lender under the Credit Agreement to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facilities totaled $3,597 and $3,782 at October 3, 2009 and September 27, 2008, respectively.
     Cash payments for interest were $10,163 and $4,204 for the fiscal quarters ended October 3, 2009 and September 27, 2008, respectively. For the first three fiscal quarters, cash payments for interest were $22,874 and $18,802 for 2009 and 2008, respectively.
     The Company amortized $894 of debt issuance costs for both the third fiscal quarter of 2009 and 2008. For the first three fiscal quarters, the Company amortized $2,683 of debt issuance costs for both 2009 and 2008.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
4. Accrued Expenses
     Accrued expenses consist of the following:

	October 3, 2009	January 3, 2009
Salaries, wages, commissions and bonuses	$7,453	$13,717
Advertising	4,582	4,919
Rebates	5,058	4,160
Warranty	3,488	3,663
Product liability — current portion	4,161	3,647
Royalties	1,528	1,771
Interest	1,427	6,335
Income taxes	3,549	1,563
Other	14,782	10,622

Total accrued expenses	$46,028	$50,397

5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
     Inventories consisted of the following:

	October 3, 2009	January 3, 2009
Raw materials	$18,007	$17,083
Work-in-process	2,215	2,567
Finished goods	108,212	127,513

Inventories, net	$128,434	$147,163

6. Recent Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Update No. 2009-01 — Topic 105 — Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“ASU 2009-01”). ASU 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. ASU 2009-01 was adopted by the Company in the third fiscal quarter of 2009 and did not impact the Company’s financial position or results of operations.
     In August 2009, the FASB issued Accounting Standards Update No. 2009-03 — SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins (“ASU 2009-03”). This update represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to codification text. ASU 2009-03 was effective as of August 24, 2009, which the Company adopted in the third fiscal quarter of 2009 and did not impact the Company’s financial position or results of operations.
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05 — Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to ASC 820-10, for fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed methods. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently evaluating the potential impact of adopting ASU 2009-05 on its financial position and results of operations.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
7. Segment Reporting
     The Company has two reportable segments: Team Sports and Action Sports. The Company’s Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. The Company’s Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products. The Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, corporate expenses, restructuring expenses and amortization of intangibles. The Company’s selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by the Company may not be comparable to similarly titled measures used by other companies. In addition, the expense components of operating income may not be comparable across Company segments.
     Segment results for the fiscal quarter and three fiscal quarters ended October 3, 2009 and September 27, 2008, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
October 3, 2009
Net sales	$91,186	$89,235	$180,421
Segment income from operations	11,831	14,710	26,541
Depreciation	2,396	1,417	3,813
Capital expenditures	2,316	1,601	3,917
September 27, 2008
Net sales	$112,609	$90,760	$203,369
Segment income from operations	22,011	11,041	33,052
Depreciation	1,687	1,416	3,103
Capital expenditures	2,195	2,047	4,242

	Team	Action
Three Fiscal Quarters Ended	Sports	Sports	Consolidated
October 3, 2009
Net sales	$299,818	$252,749	$552,567
Segment income from operations	38,846	31,314	70,160
Depreciation	6,662	4,561	11,223
Capital expenditures	6,938	5,158	12,096
September 27, 2008
Net sales	$345,837	$260,481	$606,318
Segment income from operations	67,952	27,775	95,727
Depreciation	4,790	4,223	9,013
Capital expenditures	6,805	4,150	10,955

	Team	Action
	Sports	Sports	Consolidated
Assets
As of October 3, 2009	$597,426	$373,044	$970,470
As of January 3, 2009	609,793	387,852	997,645
     A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Segment income from operations	$26,541	$33,052	$70,160	$95,727
Equity compensation expense	(928)	(1,101)	(2,782)	(2,944)
Corporate expenses	(4,096)	(5,214)	(14,445)	(13,254)
Restructuring and other infrequent expenses	—	—	—	(492)
Amortization of intangibles	(3,352)	(3,352)	(10,055)	(10,055)

Consolidated income from operations	$18,165	$23,385	$42,878	$68,982

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
9. Income Taxes
     The Company recorded income tax expense of $8,100 and $23,148 for the first three fiscal quarters ended October 3, 2009, and September 27, 2008, respectively. The Company’s effective tax rate was 42.1% through the first three fiscal quarters of 2009, as compared to 48.9% through the first three fiscal quarters of 2008. For the first three fiscal quarters ended October 3, 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense. For the first three fiscal quarters ended September 27, 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property.
10. Derivative Instruments and Hedging Activity
     ASC 815, Derivatives and Hedging (“ASC 815”), established accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of October 3, 2009, the Company had not designated any of its derivative instruments as hedges, and therefore, has recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
     The Company entered into an interest rate swap agreement effective April 15, 2008, as amended. The interest rate swap has an initial fixed USD LIBOR of 2.921%, changing to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap had an initial notional amount of $275,000 which decreased to $250,000 on April 15, 2009 and will further decrease to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore, under ASC 815 is recorded at fair value at each balance sheet date in other noncurrent liabilities, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined therein. ASC 820 may require companies to provide additional disclosures based on that hierarchy. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
     At October 3, 2009, the swap fair value was determined through the use of a model that considers various assumptions from a third party bank, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2. The fair value of the swap was a liability of $7,599 and $7,657 at October 3, 2009 and January 3, 2009, respectively, and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the third fiscal quarter of 2009, interest expense reflects $1,608 related to the swap and a credit of $48 related to the change in the fair value of the swap. During the first three fiscal quarters of 2009, interest expense reflects $4,640 related to the swap and a credit of $58 related to the change in the fair value of the swap.
     The Company has foreign currency exchange forward contracts in place to reduce its risk related to inventory purchases and foreign currency based accounts receivable. These contracts are not designated as hedges, and therefore, under ASC 815 they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
     The foreign currency exchange contracts in aggregated notional amounts in place to exchange U.S. Dollars at October 3, 2009 and January 3, 2009 were as follows:

	October 3, 2009			January 3, 2009
		Foreign			Foreign
	U.S. Dollars	Currency		U.S. Dollars	Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$40,370	Cdn $	43,781	$21,950	Cdn $	26,575
U.S. Dollars / Euros	694		€475	—		€—
U.S. Dollars / British Pounds	388		£244	—		£—
     As of October 3, 2009 and January 3, 2009, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $1,525 and zero, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.
     Under its Credit Agreement, the Company was required to have interest rate hedging agreements in place by June 15, 2006 such that not less than 50% of its outstanding term and senior subordinated indebtedness is fixed rate indebtedness. The Company with its interest rate swap had approximately 95% and 91% of its outstanding term and senior subordinated indebtedness in fixed rate indebtedness as of October 3, 2009 and January 3, 2009, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at October 3, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$7,599	$—
Foreign currency exchange forward contracts	—	1,525	—

Total	$—	$9,124	$—

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
     The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	October 3, 2009		January 3, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Term loan facility	$273,454	$259,314	$319,076	$219,315
8.375% senior subordinated notes	140,112	129,612	143,044	101,044
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
     The Company records equity compensation under ASC 718-10, Compensation-Stock Compensation (“ASC 718-10”), using the prospective transition method. Under ASC 718-10, the Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity SAR (Stock Appreciation Right). This model uses such factors as the market price of the underlying Units at date of issuance, floor of the Unit (dividend threshold), the expected term of the Unit, which is approximately four years, utilizing the simplified method.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     During the three fiscal quarters ended October 3, 2009, no Units were granted. During the three fiscal quarters ended September 27, 2008, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Three Fiscal Quarters Ended
September 27, 2008
Expected term	4 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	1.5 to 2.0%
Expected volatility(1)	39.0 to 46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
     The Company records compensation expense using the fair value of the Units granted after the adoption of ASC 718-10 that are time vesting over the vesting service period on a straight-line basis. As of October 3, 2009, there was $11,317 of unrecognized compensation costs, net of estimated forfeitures, related to the Units, comprised of $3,093 related to time based vesting units and $8,224 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately one year. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
     The Company recognized unit based compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and three fiscal quarters ended October 3, 2009 and September 27, 2008 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Equity compensation expense	$928	$1,101	$2,782	$2,944

     The Company’s Unit activity under the Plan for the three fiscal quarters ended October 3, 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 3, 2009	27,898,556	$1.90
Forfeited	—	$—

Outstanding at April 4, 2009	27,898,556	$1.90
Forfeited	(210,000)	$1.76

Outstanding at July 4, 2009	27,688,556	$1.90
Forfeited	(424,018)	$2.08

Outstanding at October 3, 2009	27,264,538	$1.89

Vested Units at October 3, 2009	12,299,443	$1.98

12. Warranty Obligations
     The Company records a product warranty obligation at the time of sale based on the Company’s historical experience. The Company estimates its warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, replacement product costs or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
     The following is a reconciliation of the changes in the Company’s product warranty liability for the first three fiscal quarters ended October 3, 2009 and September 27, 2008.

	2009	2008
Beginning of fiscal year	$3,663	$3,390
Warranty costs incurred during the period	(991)	(1,307)
Warranty cost liability recorded during the period	1,019	1,425

End of first fiscal quarter	3,691	3,508
Warranty costs incurred during the period	(1,301)	(2,115)
Warranty cost liability recorded during the period	1,433	2,357

End of second fiscal quarter	3,823	3,750
Warranty costs incurred during the period	(1,261)	(1,110)
Warranty cost liability recorded during the period	926	1,212

End of third fiscal quarter	$3,488	$3,852

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
     Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal quarter ended October 3, 2009 and September 27, 2008, Easton paid approximately $288 and $254, respectively, in rent pursuant to such affiliate leases. During the first three fiscal quarters ended October 3, 2009 and September 27, 2008, Easton paid approximately $864 and $1,033, respectively, in rent pursuant to such affiliate leases.
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
     Effective August 2008, the Parent agreed to compensate Richard Wenz, a member of the board of managers of the Parent and the board of directors of the Company, for his services as Chair of the Company’s Audit Committee. In exchange for his services, Mr. Wenz is entitled to annual compensation of $50.
14. Subsequent Events
     As of November 4, 2009, the date of issuance of this Form 10-Q for the quarter ended October 3, 2009, there were no items deemed to be reportable as a subsequent event.

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
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Issuer, (ii) the Guarantors, (iii) the Non-Guarantors and (iv) eliminations to arrive at the information for the Company on a consolidated basis for the third fiscal quarter of 2009 and the respective comparable periods for fiscal 2008. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
October 3, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$20,404	$15,150	$14,120	$—	$49,674
Accounts receivable, net	—	177,038	36,914	—	213,952
Inventories, net	—	110,485	17,949	—	128,434
Prepaid expenses	530	3,858	528	—	4,916
Deferred taxes	—	9,133	—	—	9,133
Other current assets	—	7,432	2,236	—	9,668

Total current assets	20,934	323,096	71,747	—	415,777
Property, plant and equipment, net	18,774	27,151	802	—	46,727
Deferred financing fees, net	9,372	—	—	—	9,372
Investments and intercompany receivables	376,807	98,551	39,189	(514,547)	—
Intangible assets, net	—	287,888	5,875	—	293,763
Goodwill	16,195	182,155	5,191	—	203,541
Other assets	—	1,258	32	—	1,290

Total assets	$442,082	$920,099	$122,836	$(514,547)	$970,470

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,350	$—	$—	$—	$3,350
Revolving credit facility	—	—	—	—	—
Current portion of capital lease obligations	—	21	—	—	21
Accounts payable	—	60,750	6,347	—	67,097
Accrued expenses	3,280	33,104	9,644	—	46,028

Total current liabilities	6,630	93,875	15,991	—	116,496
Long-term debt, less current portion	408,792	—	—	—	408,792
Capital lease obligations, less current portion	—	107	—	—	107
Deferred taxes	—	44,840	—	—	44,840
Other noncurrent liabilities	—	15,483	7,433	—	22,916
Long-term intercompany payables	—	440,832	36,804	(477,636)	—

Total liabilities	415,422	595,137	60,228	(477,636)	593,151
Total stockholder’s equity	26,660	324,962	62,608	(36,911)	377,319

Total liabilities and stockholder’s equity	$442,082	$920,099	$122,836	$(514,547)	$970,470

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Fiscal Quarter Ended October 3, 2009

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$169,593	$20,048	$(9,220)	$180,421
Cost of sales	—	110,274	17,406	(9,220)	118,460

Gross profit	—	59,319	2,642	—	61,961
Selling, general and administrative expenses	6,311	30,466	3,667	—	40,444
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(6,311)	25,501	(1,025)	—	18,165
Interest expense, net	7,240	316	14	—	7,570
Share of net income (loss) of subsidiaries under equity method	19,840	(447)	—	(19,393)	—

Income (loss) before income taxes	6,289	24,738	(1,039)	(19,393)	10,595
Income tax expense (benefit)	—	4,898	(592)	—	4,306

Net income (loss)	$6,289	$19,840	$(447)	$(19,393)	$6,289

Condensed Consolidating Statement of Operations
Fiscal Quarter Ended September 27, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,944	$31,308	$(12,883)	$203,369
Cost of sales	(16)	118,162	25,242	(12,883)	130,505

Gross profit	16	66,782	6,066	—	72,864
Selling, general and administrative expenses	7,204	35,897	3,026	—	46,127
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(7,188)	27,533	3,040	—	23,385
Interest expense, net	9,287	231	(49)	—	9,469
Share of net income (loss) of subsidiaries under equity method	22,818	2,389	—	(25,207)	—

Income (loss) before income taxes	6,343	29,691	3,089	(25,207)	13,916
Income tax expense	—	6,873	700	—	7,573

Net income (loss)	$6,343	$22,818	$2,389	$(25,207)	$6,343

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Three Fiscal Quarters Ended October 3, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$517,739	$64,747	$(29,919)	$552,567
Cost of sales	—	348,325	51,619	(29,919)	370,025

Gross profit	—	169,414	13,128	—	182,542
Selling, general and administrative expenses	20,613	100,244	8,752	—	129,609
Amortization of intangibles	—	10,055	—	—	10,055

(Loss) income from operations	(20,613)	59,115	4,376	—	42,878
Interest expense, net	22,903	719	1	—	23,623
Share of net income (loss) of subsidiaries under equity method	54,671	3,284	—	(57,955)	—

Income (loss) before income taxes	11,155	61,680	4,375	(57,955)	19,255
Income tax expense	—	7,009	1,091	—	8,100

Net income (loss)	$11,155	$54,671	$3,284	$(57,955)	$11,155

Condensed Consolidating Statement of Operations
Three Fiscal Quarters Ended September 27, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$549,529	$87,018	$(30,229)	$606,318
Cost of sales	—	357,823	63,428	(30,229)	391,022

Gross profit	—	191,706	23,590	—	215,296
Selling, general and administrative expenses	19,034	108,004	8,729	—	135,767
Restructuring and other infrequent expenses	—	492	—	—	492
Amortization of intangibles	—	10,055	—	—	10,055

(Loss) income from operations	(19,034)	73,155	14,861	—	68,982
Interest expense, net	21,257	603	(224)	—	21,636
Share of net income (loss) of subsidiaries under equity method	64,489	10,736	—	(75,225)	—

Income (loss) before income taxes	24,198	83,288	15,085	(75,225)	47,346
Income tax expense	—	18,799	4,349	—	23,148

Net income (loss)	$24,198	$64,489	$10,736	$(75,225)	$24,198

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended October 3, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,155	$54,671	$3,284	$(57,955)	$11,155
Non-cash adjustments	25,208	(60,602)	9,226	57,955	31,787
Changes in operating assets and liabilities	6,379	16,721	(14,461)	—	8,639

Net cash provided by (used in) operating activities	42,742	10,790	(1,951)	—	51,581
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,379)	(5,446)	(271)	—	(12,096)

Net cash used in investing activities	(6,379)	(5,446)	(271)	—	(12,096)
Cash flows from financing activities:
Payments on capital lease obligations	—	(17)	—	—	(17)
Payments on senior term notes	(43,646)	—	—	—	(43,646)
Capital contribution from Parent	12,858	—	—	—	12,858

Net cash used in financing activities	(30,788)	(17)	—	—	(30,805)
Effect of exchange rate changes on cash and cash equivalents	—	—	(307)	—	(307)

Increase (decrease) in cash and cash equivalents	5,575	5,327	(2,529)	—	8,373
Cash and cash equivalents, beginning of period	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of period	$20,404	$15,150	$14,120	$—	$49,674

Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended September 27, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$24,198	$64,489	$10,736	$(75,225)	$24,198
Non-cash adjustments	18,832	(57,207)	6,303	75,225	43,153
Changes in operating assets and liabilities	(2,928)	10,848	(13,611)	—	(5,691)

Net cash provided by operating activities	40,102	18,130	3,428	—	61,660
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,937)	(6,004)	(14)	—	(10,955)

Net cash used in investing activities	(4,937)	(6,004)	(14)	—	(10,955)
Cash flows from financing activities:
Payments on capital lease obligations	—	(16)	—	—	(16)
Payments on senior term notes	(2,512)	—	—	—	(2,512)
Proceeds from senior secured credit facility, net	24,500	—	—	—	24,500

Net cash provided by (used in) financing activities	21,988	(16)	—	—	21,972
Effect of exchange rate changes on cash and cash equivalents	—	—	(81)	—	(81)

Increase in cash and cash equivalents	57,153	12,110	3,333	—	72,596
Cash and cash equivalents, beginning of period	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of period	$60,252	$13,930	$15,337	$—	$89,519

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND INFORMATION
     This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, as well as the risks outlined under “Risk Factors” in our 2008 Annual Report on Form 10-K, will be important in determining future results.
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
OVERVIEW
     We are a leading designer, developer and marketer of branded sports equipment, protective products and related accessories. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snow sports, powersports and skateboarding. Sports enthusiasts at all levels, from recreational participants to professional athletes, choose our products for their innovative designs and advanced materials, which provide a performance and protective advantage. Throughout our history, our focus on research and development has enabled us to introduce attractive and innovative products, many of which have set new standards for performance in their respective sports. As a result, we are able to consistently enter new product categories and expand and improve our existing product lines.
     We currently sell a broad range of products primarily under four well-known brands — Easton® (baseball, softball and ice hockey equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snow sports helmets and accessories) and Riddell® (football equipment and reconditioning services). Together, these brands represent the vast majority of our net sales and are among the most recognized in the sporting goods industry.
     We sell our products through diverse channels of distribution including: (i) specialty retailers that cater to sports enthusiasts who typically seek premium products at the highest performance levels, (ii) national and regional full-line sporting goods retailers and distributors, (iii) institutional buyers such as educational institutions and athletic leagues and (iv) mass retailers that offer a focused selection of products at entry-level and mid-level price points. As a function of our flexible, low fixed-cost production model, we are able to leverage the expertise of our vendor partners and suppliers to reduce overhead and capital intensity generally associated with manufacturing.
     We continually monitor acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms of or seek to refinance our senior secured credit facility or complete public or private offerings of debt securities.
     We have two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.

How We Assess the Performance of Our Business
     In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit and selling, general and administrative expenses.
Net Sales
     Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell brand, the Giro brand and the Easton branded cycling products is reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snow sports and powersports and fitness related products.
Cost of Sales
     Cost of sales includes the direct cost of purchased merchandise, inbound freight, factory operating costs (including depreciation), warranty costs, distribution and shipping expenses, including outbound freight. Cost of sales generally changes as we incur higher or lower costs from our vendors, experience better or worse productivity in our factories and increase or decrease inventory levels as certain fixed overhead is included in inventory. A shift in the composition of our net sales can also result in higher or lower cost of sales as our gross profit margins differ by product. We review our inventory levels on an ongoing basis to identify slow-moving materials and products and generally reserve for excess and obsolete inventory. If we misjudge the market for our products, we may be faced with significant excess inventory and need to allow for higher charges for excess and obsolete inventory. Such charges have reduced our gross profit in some prior periods and may have a material adverse impact depending on the amount of the charge.
Gross Profit
     Gross profit is equal to our net sales minus our cost of sales. Gross profit margin measures gross profit as a percentage of our net sales. We state inventories at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead costs. Our gross profit may not be fully comparable to other sporting goods companies, as we include costs related to distribution and freight in cost of sales.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses include all operating expenses not included in cost of sales, primarily, selling, marketing, administrative payroll, research and development, product liability, insurance and non-manufacturing lease expense, as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.
Factors Affecting our Business
     Although other factors will likely impact us, including some we do not foresee, we believe our performance for the remainder of 2009 will be affected by the following key factors:
•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: lower net sales from slowing consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; and business disruptions due to difficulties experienced by suppliers and customers.

•	Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. We have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.

•	ERP Implementation. We continue to plan for our long-term growth by investing in our operations management and infrastructure. In the second fiscal quarter of 2009, we substantially completed the implementation of SAP’s ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. This program replaced multiple software platforms previously used in our business operations, including legacy platforms used by our predecessor companies. We expect that the system will streamline reporting and enhance internal controls. We also expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze and assess information across all business segments and geographic locations. However, we may experience difficulties in operating our business under SAP’s ERP, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

•	Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as, increased sourced product costs and our ability to mitigate such cost increases may be reduced.

•	Interest Expense and Debt Levels. In connection with our acquisition of Easton, we entered into a senior secured credit facility providing for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of October 3, 2009, the outstanding principal balance under our term loan facility was $272.1 million and we had zero outstanding under both our U.S. and Canadian revolving credit facilities. In addition, we have $140.0 million of outstanding principal amount of our senior subordinated notes due in 2012. As of July 4, 2009, we were not in compliance with the maximum total leverage ratio test as set forth in the Credit Agreement. However, this event of non-compliance was cured on August 14, 2009 through the exercise of a cure right as provided for in our the credit agreement governing our senior secured credit facility as discussed in more detail in the “Liquidity and Capital Resources” discussion below.

•	Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products, baseball and softball products and accessories occur primarily during the warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snow sports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.
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

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	October 3,	% of	September 27,	% of
	2009	Net Sales	2008	Net Sales
	(Dollars in millions)
Net sales	$180.4	100.0%	$203.4	100.0%
Cost of sales	118.4	65.6%	130.5	64.2%

Gross profit	62.0	34.4%	72.9	35.8%
Selling, general and administrative expenses	40.4	22.4%	46.1	22.7%
Amortization of intangibles	3.4	1.9%	3.4	1.6%

Income from operations	$18.2	10.1%	$23.4	11.5%

	Three Fiscal Quarters Ended
	October 3,	% of	September 27,	% of
	2009	Net Sales	2008	Net Sales
	(Dollars in millions)
Net sales	$552.5	100.0%	$606.3	100.0%
Cost of sales	370.0	67.0%	391.0	64.5%

Gross profit	182.5	33.0%	215.3	35.5%
Selling, general and administrative expenses	129.6	23.4%	135.8	22.4%
Restructuring expenses	—	—	0.5	0.1%
Amortization of intangibles	10.0	1.8%	10.0	1.6%

Income from operations	$42.9	7.8%	$69.0	11.4%

Net Sales
     The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 3,	September 27,	Change		October 3,	September 27,	Change
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$91.2	$112.6	$(21.4)	(19.0)%	$299.8	$345.8	$(46.0)	(13.3)%
Action Sports	89.2	90.8	(1.6)	(1.8)%	252.7	260.5	(7.8)	(3.0)%

	$180.4	$203.4	$(23.0)	(11.3)%	$552.5	$606.3	$(53.8)	(8.9)%

     Net sales in both Team Sports and Action Sports during the third fiscal quarter and the first three fiscal quarters of 2009 were negatively impacted by the overall economic climate and by unfavorable foreign currency exchange rate movements in each segment. Consumers continue to trade down in price points and defer discretionary purchases and as a result, retailers are reluctant to make advance purchases and continue to closely manage inventory positions.
     During the third fiscal quarter of 2009, net sales in the Team Sports and Action Sports segments were negatively impacted by unfavorable foreign currency exchange rate movements of $1.0 million and $0.6 million, respectively. On a constant currency basis, net sales in Team Sports and Action Sports were down $20.4 million, or 18.1% and $1.0 million, or 1.1%, respectively. The decrease in Team Sports net sales during the quarter primarily resulted from the decline in sales of ice hockey equipment (partially due to the foreign currency exchange rate impact on products sold in Canada and Europe) and declines in sales of baseball and softball bats, football equipment and collectible football helmets. Sales of football equipment were negatively impacted by institutions scaling back purchases due to budget constraints. Action Sports net sales decreased primarily due to lower sales of OEM cycling components due to softer demand for high end bicycles and lower sales of licensed cycling helmets, cycling accessories and powersports helmets, partially offset by increased sales from strong pre-season orders for snow sports helmets and sales of the recently introduced Giro branded cycling gloves.

     For the first three fiscal quarters of 2009, net sales in both segments were negatively impacted by unfavorable foreign currency exchange rate movements of $8.1 million and $3.5 million in Team Sports and Action Sports, respectively. On a constant currency basis for the first three fiscal quarters, net sales in Team Sports and Action Sports were down $37.9 million, or 11.0% and $4.3 million, or 1.7%, respectively. The Team Sports net sales decrease also resulted from the decline in sales of baseball and softball equipment, hockey equipment (partially due to the foreign currency exchange rate impact on products sold in Canada and Europe), football equipment (resulting primarily from institutions scaling back purchases due to budget constraints), apparel and collectible football helmets. Performance of reconditioning services decreased slightly during the period. Action Sports net sales decreased due to lower sales of cycling helmets, OEM cycling components, powersports helmets, eyewear and fitness related products, partially offset by increased sales of snow sports helmets and sales of the recently introduced Giro branded cycling gloves.
Cost of Sales
     The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 3,	% of	September 27,	% of	October 3,	% of	September 27,	% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$56.0	61.4%	$65.7	58.3%	$187.7	62.6%	$204.6	59.2%
Action Sports	62.4	70.0%	64.8	71.4%	182.3	72.1%	186.4	71.6%

	$118.4	65.6%	$130.5	64.2%	$370.0	67.0%	$391.0	64.5%

     For the third fiscal quarter and the first three fiscal quarters of 2009, the increase in Team Sports cost of sales as a percentage of net sales primarily relates to unfavorable mix due to a higher concentration of sales of mid and lower price point products, closeout sales of baseball and softball equipment, the negative impact of changes in foreign currency exchange rates on hockey products sold in Canada and Europe and higher sourced finished goods costs, partially offset by lower sourced product costs and lower warranty costs due to reduced defective product returns.
     The decrease in Action Sports cost of sales as a percentage of net sales in the third fiscal quarter of 2009 primarily relates to lower sourced finished goods costs, lower closeout sales of mass channel products and inventory write-offs, partially offset by the negative impact of changes in foreign currency exchange rates on net sales and increased defective product returns. The increase in Action Sports cost of sales as a percentage of net sales for the first three fiscal quarters of 2009 primarily relates to the negative impact of changes in foreign currency exchange rates on net sales, closeout sales of snow sports helmets and inventory write-offs, partially offset by lower royalties due to a sales decline in licensed cycling helmets.
Gross Profit
     The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 3,	% of	September 27,	% of	October 3,	% of	September 27,	% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$35.2	38.6%	$46.9	41.7%	$112.1	37.4%	$141.3	40.8%
Action Sports	26.8	30.0%	26.0	28.6%	70.4	27.9%	74.0	28.4%

	$62.0	34.4%	$72.9	35.8%	$182.5	33.0%	$215.3	35.5%

     For the third fiscal quarter and the first three fiscal quarters of 2009, the decrease in Team Sports gross margin primarily relates to unfavorable mix due to a higher concentration of sales of mid and lower price point products, closeout sales of baseball and softball equipment, the negative impact of changes in foreign currency exchange rates on hockey products sold in Canada and Europe and higher sourced finished goods costs, partially offset by lower sourced product costs and lower warranty costs due to reduced defective product returns.
     The increase in Action Sports gross margin in the third fiscal quarter of 2009 primarily relates to lower sourced finished goods costs, lower closeout sales of mass channel products and inventory write-offs, partially offset by the negative impact of changes in foreign currency exchange rates on net sales and increased defective product returns. The decrease in Action Sports gross margin for the first three fiscal quarters of 2009 primarily relates to the negative impact of changes in foreign currency exchange rates on net sales, closeout sales of snow sports helmets and inventory write-offs, partially offset by lower royalties due to a sales decline in licensed cycling helmets.

Selling, General and Administrative Expenses
     SG&A expenses decreased $5.7 million or 12.4% for the third fiscal quarter of 2009, as compared to the third fiscal quarter of 2008. The SG&A decrease primarily relates to lower incentive compensation expense of $4.8 million due to the decline in our profitability and reduced variable selling expenses of $1.6 million related to the decline in net sales and $0.8 million related to spending controls implemented on promotion and sponsorship programs and lower Sarbanes Oxley compliance costs, partially offset by $0.7 million of higher depreciation on information technology capital expenditures and higher spending in research and development of $0.4 million.
     For the first three fiscal quarters of 2009, SG&A expenses decreased $6.2 million or 4.6%, as compared to the first three fiscal quarters of 2008. The decrease primarily relates to lower incentive compensation expense of $4.8 million due to the decline in profitability and reduced variable selling expenses of $1.7 million related to the decline in net sales, a decrease in product liability settlement and defense costs of $3.4 million and $0.9 million related to spending controls implemented on promotion and sponsorship programs and lower Sarbanes Oxley compliance costs, partially offset by $1.9 million of higher depreciation on information technology capital expenditures and higher spending for the television advertising campaign related to the True Fit cycling helmet launch and in research and development and information technology to implement our new SAP ERP system of $1.3 million, $0.6 million and $0.7 million, respectively. The $3.4 million of decreased product liability costs in the first three fiscal quarter of 2009 as compared to the first three quarters of 2008 was primarily related to lower settlement and litigation costs.
Restructuring Expenses
     Restructuring expenses decreased $0.5 million or 100%, for the first three fiscal quarters of 2009, as compared to the first three fiscal quarters of 2008. The decrease relates to the 2007 closure of the Van Nuys, California manufacturing facility, as no additional costs were incurred during the first three fiscal quarters of 2009.
Amortization of Intangibles
     Amortization of intangibles of $3.4 million and $10.0 million, was the same for the third fiscal quarter and first three fiscal quarters of 2009 and 2008, respectively.
Interest Expense
     Interest expense decreased $1.9 million or 20.1% during the third fiscal quarter of 2009, as compared to the third fiscal quarter of 2008. The decrease was due to a $1.4 million change in the fair value of the interest rate swap which increased the third fiscal quarter 2008 interest expense, along with reduced debt levels in the first three quarters of 2009. For the first three fiscal quarters of 2009, interest expense increased $2.0 million or 9.2%, as compared to the first three fiscal quarters of 2008. The increase was due to a $3.9 million change in the fair value of the interest rate swap which decreased the first three fiscal quarters of 2008 interest expense, partially offset by reduced debt levels in 2009.
Income Tax Expense
     Income tax expense was $4.3 million for the third fiscal quarter of 2009, as compared to an income tax expense of $7.6 million for the third fiscal quarter of 2008. The effective tax rate was 40.6% for the third fiscal quarter of 2009, as compared to 54.4% for the third fiscal quarter of 2008. For the third fiscal quarter of 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense. For the third fiscal quarter of 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property. The outstanding balance on intercompany accounts was deemed taxable in the U.S. under Section 956 of the Internal Revenue Code and subject to income tax in Q4 2008. There was no Section 956 U.S. income recognition in 2009 and therefore no effect on income tax expense in 2009.
     For the first three fiscal quarters of 2009 and 2008, income tax expense was $8.1 million and $23.1 million, respectively. The effective tax rate was 42.1% for the first three fiscal quarters of 2009, as compared to 48.9% for the first three fiscal quarters of 2008. For the first three fiscal quarters of 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense. For the first three fiscal quarters of 2008, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and the permanent difference for Section 956 U.S. income recognition related to Canada’s investment in U.S. property. The outstanding balance on intercompany accounts was deemed taxable in the U.S. under Section 956 of the Internal Revenue Code and subject to income tax in Q4 2008. There was no Section 956 U.S. income recognition in 2009 and therefore no effect on income tax expense in 2009.

LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facilities.
     The cash generated from operating activities and the availability under our Credit Agreement (defined below) are our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our Credit Agreement in an amount sufficient to enable us to repay our indebtedness, including our senior subordinated notes, or to fund our other liquidity needs. As a result, we may have to request relief from our lenders on occasion with respect to financial covenant compliance. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness and we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our ability to make payments to fund working capital, capital expenditures, debt service and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.
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
     As of October 3, 2009, we had $272.1 million outstanding under the term loan facility, zero outstanding under both our U.S. and Canadian revolving credit facilities and also had availability to borrow an additional $66.4 million and Cdn $12.0 million under the U.S. revolving credit facility and Canadian revolving credit facility, respectively. We have arrangements with our lenders as part of our Credit Agreement to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. Outstanding letters of credit issued under the revolving credit facilities totaled $3.6 million and $3.8 million at October 3, 2009 and September 27, 2008, respectively.
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
     The cure right cash common equity infusion necessary to cure our non-compliance with the financial covenants tested as of July 4, 2009 was received by our Parent and EB Sports from certain existing investors in our Parent and members of management, including Mr. Harrington, on August 14, 2009. In order to finance this common equity infusion, our Parent issued Class C Common Units and EB Sports issued shares of Series A preferred stock to the participants of the financing, which included certain existing investors of our Parent and Mr. Harrington. Our Parent used the proceeds of its issuance of Class C Common Units to pay its expenses related to the financing of our cure right and to maintain a balance for our Parent’s future expenses. EB Sports used a portion of the proceeds from its issuance of Series A preferred stock to pay its expenses related to the financing of our cure right and the balance of the proceeds was contributed to the capital of RBG, which in turn contributed the necessary cash equity infusion, in the amount of $12.9 million, to our capital. The $12.9 million was then used to pay down the term loan facility. As a result of the exercise of this cure, we were in compliance with the covenants of the Credit Agreement, and we were deemed to have satisfied the requirements of such financial covenants as of July 4, 2009.
     On September 29, 2009, we made an additional payment towards the principal balance on our term loan facility in the amount of $30,000. As of October 3, 2009, we were in compliance with all of our covenants under our Credit Agreement.
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
Senior Subordinated Notes
     In September 2004, in connection with the acquisition of Bell, we issued $140.0 million of 8.375% senior subordinated notes due October 2012 (the “Notes”). The Notes are general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. We may currently redeem the Notes, in whole or in part, at 102.094% of the principal amount, plus accrued interest. The redemption price declines to 100% of the principal amount, plus accrued interest, at any time on or after October 1, 2010.
     The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries.

     Sources and Uses of Our Cash
     Cash provided by operating activities was $51.6 million for the first three fiscal quarters of 2009, as compared to $61.7 million of cash provided in the first three fiscal quarters of 2008. The decrease in cash provided by operating activities primarily reflects (i) lower net income, (ii) lower accounts payable, (iii) lower accrued expenses due to the payment in 2009 for incentive compensation related to fiscal year 2008 and the decrease in the accrual for incentive compensation in fiscal year 2009 and (iv) lower deferred income taxes, partially offset by (i) incremental inventory reductions in fiscal year 2009, (ii) the receipt of a deposit for insurance in fiscal year 2009 and (iii) lower accounts receivable due to the decline in net sales in fiscal year 2009.
     We had $299.3 million in working capital as of October 3, 2009, as compared to $282.9 million at January 3, 2009. The $16.4 million increase in working capital primarily results from the increase in cash, lower accounts payable and accrued expenses and the reduction of the current portion of long-term debt, partially offset by the decrease in prepaid expenses and inventory.
     Cash used in investing activities was $12.1 million for the first three fiscal quarters of 2009, as compared to $11.0 million used in the first three fiscal quarters of 2008. For both periods, the amounts were related to the purchase of property, plant and equipment. Capital expenditures made for both periods were primarily related to the implementation of our ERP system and enhancing new and existing products.
     Cash used in financing activities was $30.8 million for the first three fiscal quarters of 2009, as compared to $22.0 million of cash provided by financing activities in the first three fiscal quarters of 2008. The primary reason for the difference is the $43.6 million of payments on the term loan facility, partially offset by the $12.9 million capital contribution from our Parent in 2009, whereas in 2008, we had net borrowings on our revolving credit facility of $24.5 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
     Our net sales and expenses are predominantly denominated in U.S. dollars. In fiscal 2008, approximately 86.1% of our net sales were in U.S. dollars, with substantially all of the remaining sales in Canadian dollars, Taiwan dollars and Euros. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.
     Most of what we purchase in Asia is finished goods rather than raw materials. As a result, with respect to many of our products, we do not immediately experience the impact of commodity price changes or higher manufacturing wages. Such costs are generally passed on to us only after the vendors have experienced them for some time. However, because we generally purchase these goods in U.S. dollars, changes in the value of the U.S. dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it would adversely affect our margins.
     We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable. At October 3, 2009, there were foreign currency forward contracts in effect for the purchase of U.S. $40.4 million aggregated notional amounts, or approximately Cdn $43.8 million. We also had other contracts in effect for the purchase of $0.7 million U.S. aggregated notional amounts, or approximately €0.5 million Euros and the purchase of $0.4 million U.S. aggregated notional amounts, or approximately £0.2 million British Pounds. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

     Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency instruments in place at October 3, 2009, a hypothetical 10% movement of the U.S. dollar relative to other currencies would not have a material adverse affect on our expected quarterly earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates does not reflect the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the U.S. dollar relative to other currencies and its impact on material costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into U.S. dollars.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our acquisition of Easton, we entered into our Credit Agreement consisting of a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn $12.0 million Canadian revolving credit facility. As of October 3, 2009, the outstanding principal balance under our term loan facility was $272.1 million and we had zero outstanding under both our U.S. and Canadian revolving credit facilities. The interest rates on the term loan and outstanding amounts under the revolving credit facilities are based on the prime rate or LIBOR plus an applicable margin percentage.
     Our Credit Agreement requires us to have interest rate agreements in place such that not less than 50% of our outstanding term and senior subordinated indebtedness is fixed rate indebtedness. In April 2008 we entered into an interest rate swap agreement with an initial notional amount of $275.0 million which decreased to $250.0 million on April 15, 2009. As of October 3, 2009, with the interest rate swap, approximately 95% of our outstanding term and senior subordinated indebtedness was fixed rate indebtedness.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of October 3, 2009, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

EASTON-BELL SPORTS, INC. Registrant
Dated: November 4, 2009	/s/ Paul E. Harrington
Paul E. Harrington
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 4, 2009	/s/ Mark A. Tripp
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)