Form 10-K
period 2010-01-02
EASTON-BELL SPORTS, INC.
filed 2010-03-16
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of Easton-Bell Sports, Inc. is $0.

As of February 28, 2010, 100 shares of Easton-Bell Sports, Inc. were outstanding.

PART I

Item 1.	Business

Easton-Bell Sports, Inc. was incorporated in Delaware in April 2003. Our executive offices are located at 7855 Haskell Avenue, Suite 200, Van Nuys, California 91406, and our telephone number is 818-902-5800. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp., or RBG, which is a wholly-owned subsidiary of EB Sports Corp., or EB Sports, of which 100% of the issued and outstanding voting common stock is owned by Easton-Bell Sports, LLC, our ultimate parent company (the Parent or our Parent). Unless otherwise indicated, all references in this Form 10-K to Easton-Bell, we, us, our, and the Company refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer, developer and marketer of branded sports equipment, protective products and related accessories. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snowsports, powersports and skateboarding. Sports enthusiasts at all levels, from recreational participants to professional athletes, choose our products for their innovative designs and advanced materials, which provide a performance or protective advantage. Throughout our history, our focus on research and development has enabled us to introduce attractive and innovative products, many of which have set new standards for performance in their respective sports. As a result, we are able to consistently enter new product categories and expand and improve our existing product lines.

We currently sell a broad range of products primarily under four well-known brands—Easton® (baseball, softball and ice hockey equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snowsports helmets and accessories) and Riddell® (football equipment and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.

We sell our products through diverse channels of distribution including: (i) specialty retailers that cater to sports enthusiasts who typically seek premium products at the highest performance levels, (ii) national and regional full-line sporting goods retailers and distributors, (iii) institutional buyers such as educational institutions and athletic leagues and (iv) mass retailers that offer a focused selection of products at entry-level and mid-level price points. As a function of our flexible, low fixed-cost production model, we are able to leverage the expertise of our vendor partners in order to reduce the overhead and capital intensity generally associated with manufacturing.

Industry Overview

Sporting Goods Industry

We compete in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to NPD Group, a consumer research firm, the worldwide retail sporting goods market was estimated at $284.0 billion in 2008. According to the Sporting Goods Manufacturers Association, or SGMA, manufacturers’ sales of sporting goods in the United States, our largest market, has grown from $48.4 billion in 2000 to $66.3 billion in 2008. The SGMA also reported that sales of sporting goods in the United States fell by 3.2% in 2008 as consumers reduced spending in the wake of the recession. SGMA reported that sales of sporting equipment in the United States grew from $13.7 billion in 2000 to $20.8 billion in 2008, with 2008 realizing a decline in sales of approximately 2.4%. Although sales figures for 2009 are not yet available, sales in both sports equipment and the sporting goods market may have declined in 2009, but we believe that, in the long-term, avid participants will be willing to pay premium prices for high performance and enhanced-protection equipment, which should contribute to future market growth.

The sporting goods equipment industry has undergone a period of consolidation. Certain equipment manufacturers have chosen to assemble a multitude of brands offering a wide range of commodity-like products often competing primarily on price. Others, including us, primarily focus on creating a portfolio of sporting goods products that are differentiated by high performance and compete on product quality, enhanced features, technology, styling, price and customer service.

Baseball and Softball

According to the SGMA, in 2008 in the United States baseball and softball (including both fast-pitch and slow-pitch) attracted approximately 15.0 million participants and 12.2 million participants, respectively. The SGMA reports that baseball participation has remained relatively stable in this decade, following declining participation in the 1990’s. After declining earlier this decade, participation rates for both fast-pitch and slow-pitch softball have been relatively stable over the past few years. Wholesale shipments of baseball and softball equipment were approximately $602.0 million in 2008, as compared to $594.0 million in 2006, representing a growth rate of approximately 1%. The SGMA estimates that greater than 40% of the expenditures in baseball and softball are related to the purchase of bats. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of travel ball, club baseball and softball and more frequent play.

Ice Hockey

According to the SGMA, ice hockey attracted 1.9 million participants in the United States in 2008 and United States wholesale shipments of ice hockey equipment was approximately $218.0 million in 2008, representing a 9% increase compared to the $200.0 million of ice hockey equipment sold in 2006. We estimate that the Canadian ice hockey market is at least as large as the United States market in terms of participants and dollars spent. The SGMA reports that United States participation in ice hockey in 2008 has almost doubled at the high school level since 1990, including an increase in female participation. Elite athletes represent an even faster growing segment of the ice hockey market, as evidenced by the fact that the number of National Collegiate Athletic Association, or NCAA, colleges sponsoring hockey teams in 2007 has more than doubled since 1990 to 215 teams.

Football Helmets

According to the SGMA, tackle football attracted approximately 7.7 million United States participants and total United States manufacturers’ sales of football equipment were estimated at $496.0 million in 2008. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have typically commanded higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to provide a growth opportunity.

Cycling Helmets and Related Accessories

According to the SGMA, cycling (including bicycle motocross, or BMX, road and mountain biking) attracted approximately 47.6 million participants in 2008, as compared to approximately 46.9 million in 2006. Cycling has become one of the most popular physical activities in the United States and many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18. Cycling continues to be influenced by increased television coverage of major events such as the Tour de France. In addition, many observers believe that cycling sales and participation rates have increased as a result of higher costs of gasoline in recent years and an increasing presence of the green movement.

The accessory segment of the United States bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, including Snowsports and Powersports

Participation in action sports, such as snowboarding has grown recently. According to the SGMA, snowboarding is a fast growing sport with a growth rate of 5% in 2008, attracting approximately 7.2 million participants. The SGMA estimates that United States manufacturers’ sales of snowboarding equipment in 2008 were $202.0 million, an increase of 9% compared to 2006 levels. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel

According to the SGMA, wholesale spending for consumer sports apparel in the United States declined 2% in 2008, to approximately $28.9 billion in annual sales as team uniforms and performance apparel were the only sub-categories to experience growth. The sports apparel segment is benefiting from consumers’ preference toward casual, comfortable clothing. The NPD Group has found that only about 30% of sports apparel spending goes toward clothes that consumers intend to use for sports or fitness activities. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased price points for performance athletic apparel in recent years.

Our Brands

We currently sell a broad range of products, primarily under four well-known brands—Easton, Bell, Giro and Riddell—which represent the vast majority of our sales. We believe that our brands are among the most recognized and respected in the sporting goods industry, as demonstrated by our leading market share in many of our core categories. As a result of the high-performance nature of our products, we have been able to build and maintain relationships with professional and college sports teams, leagues and organizations and high-profile athletes. The visibility provided by these relationships reinforces the authenticity of our brands and drives demand for our products among retailers and consumers.

Our four primary brands include:

Easton. Under the Easton brand, founded in 1922, we offer baseball, softball, ice hockey and cycling components. We believe Easton is recognized as one of the most innovative brands in the baseball, softball and ice hockey equipment industry. In Major League Baseball, or MLB, All-Star player Jason Bay, Andre Ethier and Matt Kemp wear and use the Easton brand. We believe our hockey sticks are used by more National Hockey League, or NHL, players than any other brand and that consumers choose Easton branded products due to their combination of performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes All-Star players Dany Heatley. Marian Gaborik and Henrik Zetterberg who wear and use Easton hockey equipment.

Bell. Under the Bell brand, founded in 1954, we offer helmets for cycling, motorcycles (street and motorcross), auto racing, skateboarding and other action sports, as well as various cycling and fitness accessories. We believe Bell is the number one brand in the United States by sales in cycling helmets and accessories. Bell branded products are used by cycling enthusiasts ranging from competitive athletes to recreational users. Consumers choose Bell branded cycling helmets due to design, fit, quality, durability and value. The Bell brand image of toughness, dependability and performance is supported through the use of Bell products by, and sponsorship of, such high-profile athletes and professional cycling teams as U.S. National Road Champion George Hincapie, Road World Champion Cadel Evans, motorcycle race champion Aaron Gobert and motocross champion James Stewart.

Giro. Under the Giro brand, founded in 1986, we offer premium helmets for cycling and various snowsports (including skiing and snowboarding), as well as various accessories, including snow goggles, cycling gloves and eyewear. We believe the Giro brand is the number two brand in the United States by sales in cycling helmets (second only to Bell) and the number one brand in the United States by sales in ski and snowboard helmets. We believe that consumers are willing to pay premium prices for our Giro helmets due to Giro’s reputation for innovation as well as sleek, stylish and speed-oriented designs. The Giro brand image is reinforced through the use of Giro products by, and sponsorship of, leading professional athletes, including Tour de France winners Lance Armstrong and Alberto Contador and Winter X Games gold medal winners Gretchen Bleiler and Simon Dumont.

Riddell. The Riddell brand, founded in 1929, is one of the most recognized brands in football. The Riddell branded helmet is used by numerous Division I NCAA football teams and has been the Official Helmet of the National Football League, or NFL, since 1989, resulting in significant awareness of the Riddell brand with the general public, as well as with youth leagues and high schools. Under the Riddell brand, we sell football helmets, shoulder pads and related equipment, uniforms and reconditioning services for our football and other team sports products. We also sell branded collectible products, such as replica football helmets which reflect NFL and popular collegiate team logos.

In addition to the above products, we also sell a variety of accessories, including (i) bicycle pumps, headlights, safety lights and reflectors under the Blackburn® brand, (ii) bicycle trailers and child carrier seats under the Co-Pilot® brand (founded in 2000), and (iii) a full line of mats, resistance bands, kits and other fitness accessories designed primarily for strength training, yoga and pilates under the Bell and Savasa® (launched in 2004) brands. Additionally, we own the rights to use the widely recognized MacGregor® brand (exclusive of golf products), which we license to select third parties to manufacture and market footwear and other sports equipment.

Products and Services

For the period ended January 2, 2010, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain subcategories of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. For financial information on each segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 6 to our Consolidated Financial Statements contained herein.

Team Sports

Our Team Sports segment produces technologically advanced equipment and apparel for baseball, softball, ice hockey and football and also provides reconditioning services for various sporting goods.

Baseball and Softball

We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our first aluminum bat produced in 1969, our bats have featured advanced designs and materials to optimize hitting performance, feel and durability. Baseball and softball products accounted for approximately 19.1%, 20.3% and 20.9% of our net sales in 2009, 2008 and 2007, respectively.

Ice Hockey

We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are used by more NHL players than any other brand. Ice hockey products accounted for approximately 15.0%, 15.1% and 15.5% of our net sales in 2009, 2008 and 2007, respectively.

Football

Football Helmets — Substantially all of our football products and services are currently sold under the Riddell brand name. We believe we are the world’s leading designer, developer and marketer of football helmets. Our football helmets are designed to provide excellent on-field performance while meeting or exceeding all relevant safety standards.

Reconditioning Services — We believe we are the leading reconditioner of football equipment in the United States. We recondition football helmets and shoulder pads, baseball and lacrosse helmets, catcher’s equipment, baseball gloves and hockey helmets and shoulder pads. Most of our reconditioning volume is comprised of football helmets and shoulder pads as reconditioning typically includes the cleaning, sanitizing, buffing and/or painting of helmets. Face guards, interior pads, chin straps and other helmet components are inspected and replaced as necessary. Helmets are recertified to conform to the standards set by the National Operating Committee on Standards for Athletic Equipment, or NOCSAE, which is the leading standard-setting organization for athletic equipment.

Football equipment and reconditioning services accounted for approximately 11.4%, 10.7% and 10.5% of our net sales in 2009, 2008 and 2007, respectively.

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

In addition to the team sports products described above, we offer a range of practice wear, apparel, footwear and game uniforms under the Riddell and Easton brand names that are used on and off the field by football, baseball, softball and ice hockey athletes. These functional products incorporate advanced technical materials and innovative designs, such as our Full Range Motion technology, which enables the athlete to have full range of motion without affecting the garment body.

We also have entered into selective licensing agreements that allow third parties to manufacture and market products under the Riddell, Easton and MacGregor brand names. Products currently licensed include Riddell footwear, Easton footwear, Easton table and outdoor games and MacGregor footwear and team sports equipment. We receive royalty income from sales of these products.

Other team sports products and licensing accounted for approximately 8.5%, 9.9% and 10.7% of our net sales in 2009, 2008 and 2007, respectively.

Action Sports

Our Action Sports segment encompasses a number of individual sports, such as cycling, extreme sports, snowsports, powersports and fitness activities. Within many of these sports, we are primarily focused on the helmet market. Within cycling, we are also focused on the accessories and premium components markets.

Cycling and Extreme Sports

Substantially all of our recreational cycling and extreme sports helmets are sold under the Bell brand name and our premium cycling helmets are sold under the Bell and Giro brand names. We sell premium cycling components under the Easton brand name and high-performance accessories under the Blackburn brand name. We also sell other accessories under the Bell and CoPilot brand names and certain recreational youth cycling helmets and accessories under various licensed brands, including Barbie, Hot Wheels, Sesame Street and X Games.

Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 19.8%, 19.3% and 18.5% of our net sales in 2009, 2008 and 2007, respectively.

Premium Cycling Components and Accessories — We offer premium cycling components, including handlebars, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. Premium cycling components and accessories accounted for approximately 5.6%, 6.5% and 6.3% of our net sales in 2009, 2008 and 2007, respectively.

Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and CoPilot brands that are sold primarily through mass retailers. Cycling accessories accounted for approximately 10.7%, 9.4% and 9.4% of our net sales in 2009, 2008 and 2007, respectively.

Snowsports

We offer helmets for various snowsports, including snowboarding and skiing, as well as various snowsports accessories. Our snowsports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit, as well as performance, from our first snow helmet with adjustable vents to wireless audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snowsports helmets accounted for approximately 6.1%, 4.7% and 3.9% of our net sales in 2009, 2008 and 2007, respectively.

Powersports

We offer helmets for various powersports, including motocross and auto racing, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross, snowmobiles and auto racing. Powersports helmets and accessories accounted for approximately 1.3%, 1.8% and 2.2% of our net sales in 2009, 2008 and 2007, respectively.

Fitness Accessories

We offer a broad line of fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. All of our fitness accessories are sold under the Bell and Savasa brands. Fitness accessories accounted for approximately 2.5%, 2.3% and 2.1% of our net sales in 2009, 2008 and 2007, respectively.

Competition

Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines.

Team Sports

In baseball and softball, we compete with numerous national and international competitors including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Louisville Slugger and Mizuno Corp. In ice hockey, we primarily compete with Bauer Hockey and Reebok-CCM Hockey. In football, we compete with several companies, such as Adams USA, Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. We believe that we compete in each of these team sports markets on the basis of brand name recognition, product features, quality and customer service.

Action Sports

In cycling helmets and components, we compete with several national and regional competitors. Within the mass retail channel, our main competitor is Dorel Industries, Inc., or DI, which markets its products under such well-known brand names as Schwinn, Mongoose and GT. DI competes with us primarily on brand name recognition and price. In the specialty retail channel, our primary competitors are Trek Bicycle Corporation and Specialized Bicycle Components, both of whom compete with us mostly on a combination of performance, price, style, quality, design and focus on cycling enthusiasts.

We primarily compete in the snowsports and powersports markets with a number of smaller companies and a few multinationals, which compete mostly on a combination of performance, price and design. In the snowsports helmet market, we compete with several domestic and international brands, including Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D., which is owned by The Burton Corporation, Salomon, which is owned by Amer Sports and Smith. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC.

Sales

We utilize separate sales forces and a variety of distribution channels for the various products in our segments, enabling us to design specific marketing strategies for each brand and product.

Sales of Team Sports Products

Retail Sales

We sell a broad selection of our team sports products, including our baseball, softball and ice hockey products, to both national and regional full-line sporting goods retailers in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with sporting goods chains’ marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retail accounts. Our extensive product selection allows sporting goods retailers to tailor their mix of our products to their individual selling strategies. In addition, we believe that sporting goods retailers benefit from consumer recognition and demand for our brands through increased foot traffic in their stores. We also sell team sports products to approximately 2,800 independent specialty retail accounts in North America. These retailers cater their marketing and product selections to sports enthusiasts who often seek premium products having the highest level of performance. We work with specialty customers to improve sales and profits by providing highly visible product displays and point-of-purchase signage.

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

Institutional Sales

We primarily sell football helmets, shoulder pads, certain other team sports equipment, uniforms, accessories and reconditioning services to educational institutions and athletic leagues. We have a direct sales force and marketing team of approximately 240 individuals, which focus on sales to the NFL and approximately 17,000 high schools, 1,100 colleges and numerous youth leagues across the United States. We believe our institutional sales force, made up primarily of former players, former coaches and experienced industry sales professionals, is the largest national direct sales force for football products and services in the institutional sporting goods industry and provides us with a significant competitive advantage. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our customers and also facilitates education on new product offerings. Additionally, this approach allows us to sell equipment and reconditioning services directly to our customers, which enables us to more readily explore add-on sales opportunities. Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has aided us in establishing a reputation as a leader in customer service with a loyal customer base.

Sales of Action Sports Products

We primarily sell our broad selection of action sports products, including cycling, snowsports, powersports and skateboarding helmets and accessories through independent specialty retail accounts, sporting goods stores and mass retailers. We also sell premium aftermarket cycling components and accessories to distributors who supply the specialty retail channel and directly to bicycle manufacturers.

We utilize approximately 100 in-house and independent sales professionals across North America and a network of approximately 100 third-party distributors in other regions of the world to distribute our action sports products. Similar to our in-house sales team for team sports products, our in-house sales team for action sports products provides sales and support services to key retail accounts, including category management services for certain of our mass retail customers. These efforts are led by a national account manager, who is supported by other members of the sales team. These sales teams work with large sporting goods and mass retail customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Marketing

Relationships with Athletes, Teams and Organizations

Our Easton, Bell, Giro and Riddell brands have enjoyed high visibility around the world due to use of our products by leading athletes. Many high-profile athletes choose to use our products even though they are not sponsored by us, which gives our products increased exposure to consumer audiences, strengthens the perceived authenticity of our brands and drives demand for our products among retailers and consumers. Our brands have a strong presence in professional (MLB, the NHL and the NFL), collegiate and youth leagues, the Summer and Winter Olympics, the Tour de France, X Games and NASCAR.

We sponsor several hundred individuals, including teams across baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, auto racing and other sports around the world. In addition, we have an exclusive contract with the NFL under which our football helmets are designated the Official Helmet of the NFL. Our agreement with the NFL permits our Riddell brand mark to appear on the front and on the chin strap of each Riddell helmet used during NFL play and provides that there be no indicia of any other brand on any other helmet worn during a game. We believe that Riddell helmets are used by approximately 80% of the players in the NFL. At the youth level, Riddell, is the Official Football Helmet & Protective Equipment Partner of USA Football and the Official Hardgoods Supplier of American Youth Football, which are associated with a combined 3.5 million youth football players. Within hockey, we believe that approximately 47% of NHL players use Easton hockey sticks and in baseball, Easton is the official equipment supplier of the Little League World Series.

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

We also actively work with several organizations that set safety or performance standards for the sporting goods we sell. Our products meet or exceed the standards established by the most important regulatory and testing bodies, including the Department of Transportation, the Consumer Product Safety Commission, or CPSC, the Hockey Equipment Certification Council, or HECC, and Canadian Standards Association, or CSA, and various private organizations, including NOCSAE, which is the leading standard-setting organization for athletic equipment (including football, baseball, softball and lacrosse helmets, as well as other equipment) and the Snell Memorial Foundation, which is a leading organization that tests and certifies helmets for cycling, snowsports, powersports and other action sports. We also work with various athletic leagues, including the NFL, the NHL, MLB, the NCAA and Little League Baseball and Softball, that set standards for equipment used in competition and various conferences within these athletic organizations that have their own standards. We believe that we have regularly been among the first to adopt new safety or performance standards.

We invest in engineering and applied research to improve both the quality and performance of our current products and to develop new products. Our in-house research and development group includes approximately 70 employees. Our product development personnel work with top athletes to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our products are subjected throughout the manufacturing process to various quality control procedures that often exceed those mandated by law.

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

Our aluminum and composite baseball and softball bats are manufactured in Asia. We transitioned the production of our aluminum bats and certain cycling products from our Van Nuys, California facility to Asia during the second quarter of 2007. We manufacture a portion of our composite ice hockey sticks and blades and certain cycling components at our facility in Tijuana, Mexico and the balance of these products are sourced from various domestic and international suppliers. Custom ice hockey pants, gloves and skates are manufactured at our facility in Quebec, Canada. We assemble and package a portion of our cycling, football, snowsports, powersports and other helmets at our Elyria, Ohio and Rantoul, Illinois facilities, while the balance of our helmets are sourced from outside of the United States. Reconditioning services are performed at facilities strategically located throughout the United States, Canada and Mexico. In addition, we maintain a silk screening operation at our Elk Grove Village, Illinois facility to customize our football practice wear and uniform products with almost any logo, team name or other design that our customer requests.

We complement our manufacturing infrastructure with overseas sourcing and leverage our purchasing volumes to receive lower prices. We have exclusive agreements with various third-party vendors in Asia to produce a portion of our aluminum and composite products. These agreements provide us with additional flexibility and manufacturing capacity. To protect the integrity of our brands, we actively inspect products purchased from third-party vendors to confirm that they meet our high-quality standards. We have a product development team in Hong Kong that supports our Asian sourcing efforts. In addition to handling product design, this team visits and works with many of our suppliers to verify product specifications, logistics and quality control. We require our suppliers to perform factory tests periodically to confirm the material and functional integrity of our products.

We operate distribution facilities in Illinois, Pennsylvania, Utah, Canada and Taiwan, which allow us to maintain high service levels for our customers across all distribution channels. We also use a third party distributor in California to provide distribution services for apparel and footwear products.

Seasonality

Our business is subject to seasonal fluctuation. Sales of cycling products, baseball and softball products and accessories occur primarily during the warm weather months. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

Intellectual Property

We have a portfolio of approximately 174 patents along with approximately 85 pending patent applications. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

We believe our well-known brands—Easton, Bell, Giro and Riddell—are a core asset of our business and are of great value to us. We maintain a portfolio of active registered trademarks in support of our brands, including registration of certain trademarks in the United States and in certain other countries. We have also obtained licenses to use certain popular brands on select youth cycling helmets and accessories from several companies including Mattel Inc., to use the Barbie and Hot Wheels brands, ESPN, Inc., to use the X Games brand and the Sesame Workshop, to use the Sesame Street brand.

In connection with our purchase of Easton Sports, Inc., or Easton, in March 2006, we licensed the Easton trademark to certain affiliates of James L. Easton solely in connection with specific products or services, none of which currently compete with us. For a discussion of this license and other related technology licenses to such James L. Easton affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We also license the Easton trademark to third parties with respect to the production and marketing of footwear and certain recreational games, the Riddell trademark for footwear and the MacGregor trademark primarily for athletic footwear and sports equipment. In addition, the Bell trademark is currently licensed to a third party for the production of motorcycle helmets and accessories sold outside of the United States, Canada and Mexico.

Employees

We believe that our relationships with our employees are good. As of January 2, 2010 we had 2,348 employees, including 151 in product design, engineering and testing, 1,545 in operations, including manufacturing and distribution, 422 in sales and marketing and 230 in administration. Approximately 60 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2012, and an agreement with a union in New Rochelle, New York, expires in January 2012.

Insurance and Risk Management

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend product liability cases brought against us and actively manage our product liability exposure through research and testing, active case management and insurance. We maintain levels of insurance which we believe to be adequate. Our primary product liability insurance policy expires in July 2011.

Governmental Regulation

Our products and accessories are subject to the Federal Consumer Product Safety Act, which authorizes the CPSC to protect consumers from hazardous sporting goods and other products. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous and can require a manufacturer to repurchase such goods. We maintain a quality control program for our protective equipment operations and retail products that is designed to comply with applicable laws. To date, none of our products have been deemed to be hazardous by any governmental agency. Operations at all of our facilities are subject to regulation by the Occupational Safety and Health Administration, and various other regulatory agencies. Our operations are also subject to environmental regulations and controls. While some of the raw materials used in our operations may be potentially hazardous, we have not received any material environmental citations or violations and we have not been required to spend significant amounts to comply with applicable law or to remediate conditions created by releases or disposal of hazardous materials.

Financial Information on Geographical Areas

For financial information on geographic areas, see Note 6 to our Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

Economic conditions could adversely affect the profitability of some or all of our businesses.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. Our operations and performance depend significantly on worldwide economic conditions. Many of our products are discretionary items and the purchase of these items may be easily deferrable by consumers should the financial wherewithal of consumers not justify such purchases. Uncertainty about current global economic conditions poses a risk as some consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which has had a material negative effect on the demand for our products and services. A decrease in the budgets of our institutional customers, such as schools could also lead to decreased spending by such customers on our products which could have a material negative impact on our operations. In the current fiscal year, we have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends have had and may continue to have a negative impact on our businesses.

Collectability of receivables from our customers may also be adversely affected, causing an increase in aged receivables and/or a reduced collection rate. If we are forced to write off uncollectible accounts as a result, our profitability would be adversely affected. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. A sustained decline in economic conditions could further reduce demand for our products, driving down their prices. In addition, the economic downturn could adversely affect the fiscal health of key customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues unless we are able to replace any lost business. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.

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

United States and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing and/or make it more difficult for us to obtain financing in the future. The disruption in the global financial markets has also impacted some of the financial institutions with which we do business and may impair the ability of banks to honor draws on the ABL Facility (as defined below). A sustained decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.

There could be a number of other effects from the disruption of the credit markets on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products; potential insolvencies of such customers or channel partners; and failure of derivative counterparties and other financial institutions negatively impacting our treasury operations.

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. As of January 2, 2010, we had total indebtedness of approximately $420.1 million (including $350.0 million of our 9.750% senior secured notes due 2016, or the Notes, $70.0 million under our senior secured asset-based revolving credit facility, or ABL Facility, and $0.1 million of capital lease obligations). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Subject to the limits that are contained in certain of the documents governing our indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	inhibiting our ability to pay fees and invest resources to maintain or expand our portfolio of intellectual property assets or to comply with license terms concerning intellectual property assets;

•	placing us at a disadvantage compared to other less leveraged competitors; and

•	increasing our cost of borrowing.

Certain of the documents governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. In addition, our indirect parent company, EB Sports, has entered into the New Holdco Facility (as defined below) pursuant to which it has borrowed $108.3 million. Neither our company nor any of our subsidiaries have guaranteed or are otherwise obligated to repay such indebtedness or any interest that accrues thereon. However, given that EB Sports controls RGB, our direct parent, EB Sports has the ability, subject to the terms of the ABL Facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from us and our subsidiaries to fund its obligations under such loan. Borrowings under the New Holdco Facility are secured by a pledge of all capital stock of RBG and our Company. This credit agreement is more fully described in “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may be able to incur significant additional indebtedness in the future. Although certain of the documents governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with the documents governing our indebtedness could be substantial. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the terms of the documents governing our indebtedness. In addition, the ABL Facility provided for unused commitments of approximately $85.2 million as of January 2, 2010. Furthermore, subject to availability under a borrowing base and certain other conditions, we may increase our borrowing availability under the ABL Facility by up to an additional $50.0 million. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

The terms of certain of the documents governing our indebtedness, may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Certain of the documents governing our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in activities that may be in our long-term best interests, including, among other things, restrictions in the ABL Facility and the other documents governing our indebtedness on our ability to:

•	incur additional indebtedness and issue capital stock;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	make certain loans and investments;

•	enter into sale and leaseback transactions;

•	transfer or sell assets;

•	incur certain liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

Under the ABL Facility, there are limitations on our ability to incur the full $250.0 million of commitments. Our availability is limited to the lesser of a borrowing base and $250.0 million (and, in the case of the Canadian borrowers, the lesser of a Canadian based borrowing base and the size of the Canadian sub-facility). The borrowing base for our and our Canadian borrowers is and will be calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Facility will potentially be subject to significant fluctuation, depending on the value of the applicable borrowing base eligible assets as of any measurement date. In addition, if our excess gross availability falls below a specified percentage of our gross borrowing base, we will be required to satisfy and maintain on a monthly basis, a minimum fixed charge coverage ratio test. Our ability to meet the required minimum fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Moreover, the ABL Facility provides the administrative agent considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us and the Canadian borrowers. There can be no assurance that the administrative agent under the ABL Facility will not impose such actions during the term of the ABL Facility and further, was it to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the Notes. The inability to borrow under the ABL Facility may adversely affect our and our Canadian subsidiaries’ liquidity, financial position and results of operations. As of January 2, 2010, we estimated our borrowing capacity under the ABL Facility would have been approximately $85.2 million, after giving effect to outstanding borrowings of $70.0 million, other customary reserves and $3.4 million of outstanding letters of credit. Because the borrowing capacity under the ABL Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity.

A breach of the covenants under certain of the documents governing our indebtedness could result in an event of default under the applicable documents governing our indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our plans.

Our variable rate indebtedness will subject us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Certain of the documents governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

In addition, we hold a substantial portion of our assets and conduct substantially all of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the agreements governing certain of our existing indebtedness limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the Notes.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of any of our debt could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation, in each case, which could result in you losing your investment.

In addition to our obligations on our indebtedness discussed above, we expect to make distributions to EB Sports to fund cash payments under the New Holdco Facility. On December 3, 2009, EB Sports refinanced its senior unsecured credit agreement, or the Previous Holdco Facility, with Wachovia Investment Holdings, LLC and the lenders named therein, pursuant to which EB Sports had borrowed $175.0 million, through a new senior secured credit agreement with Wachovia Bank, N.A. and the existing lenders under the Previous Holdco Facility, the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility and an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC, and certain existing investors and their affiliates. As of January 2, 2010, the principal amount of loans issued under the New Holdco Facility was approximately $108.3 million, plus accrued and unpaid interest. EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. The borrowings under the New Holdco Facility are scheduled to mature on December 31, 2015. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Under the terms of the refinancing transaction described in the preceding paragraph, the proceeds from an equity issuance to the Fenway Investors and certain existing investors and their affiliates were used to repurchase loans under the Previous Holdco Facility at 90% of the principal amount outstanding of such repurchased loans and consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into the New Holdco Facility and the Previous Holdco Facility was terminated. The New Holdco Facility is secured by a pledge of all of the capital stock of RBG and Easton-Bell. The New Holdco Facility is guaranteed by RBG and any subsidiary of EB Sports that in the future guarantees other indebtedness of EB Sports or RBG. Borrowings under the New Holdco Facility through May 1, 2012 will bear interest at 11.5% per annum and EB Sports may elect to pay interest in cash or defer interest by adding it to the aggregate amount of principal due under the loan. Interest after May 1, 2012 will be paid in cash; provided, that if prior to maturity EB Sports does not have sufficient cash on hand and we are either prohibited from distributing sufficient cash to EB Sports to make such interest payments or we do not have sufficient liquidity (in the reasonable determination of our management) to permit us to distribute cash in an amount sufficient to allow such payment, then EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period.

Certain of the documents governing our indebtedness restrict us and certain of our subsidiaries from, in each case, paying dividends or otherwise transferring assets to EB Sports. Such restrictions include, among others, prohibitions on payment of dividends in the event of default and limitations on the amount of dividends and other restricted payments to our parent entities, although certain of the documents, include exceptions to permit the payment of dividends and other distributions to service interest and refinance principal under the New Holdco Facility, provided that certain financial conditions have been satisfied. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of EB Sports’ subsidiaries, currently limit and may in the future limit EB Sports’ ability to obtain cash from us. Our earnings or available assets may not be sufficient to meet our payment obligations under the New Holdco Facility.

Our ability to make restricted payments (including payments to EB Sports to service its obligations) is limited by the terms of certain of the documents governing our indebtedness. Delaware law also requires that we be solvent both at the time, and immediately following, a restricted payment to EB Sports. Because EB Sports will rely on dividends from us to fund all cash payments under the New Holdco Facility, in the event that such restrictions prevent us from paying such a dividend, EB Sports would be unable to make payments which would result in an event of default under the New Holdco Facility.

If EB Sports is unable to pay borrowings under the New Holdco Facility, when due at maturity, an event of default will occur, which would permit the lenders to enforce their rights under the pledge agreement entered into in connection with the New Holdco Facility. If the lenders were to foreclose on collateral or exercise voting rights with respect to the pledged stock under the pledge agreement this would also result in a change of control under the terms of certain of the documents governing our indebtedness, which would require us to repay all loans outstanding under certain of the documents governing our indebtedness and/or to offer to repurchase all of the outstanding Notes.

The Notes are effectively subordinated to our and our subsidiary guarantors’ indebtedness under the ABL Facility and our other secured indebtedness to the extent of the value of the property securing such indebtedness on a basis senior to the Notes.

The Notes and the guarantees are effectively subordinated to our and our subsidiary guarantors’ indebtedness under the ABL Facility with respect to the assets that secure the indebtedness under the ABL Facility on a first-priority basis. The effect of this subordination is that upon a default in payment on, or the acceleration of, any indebtedness under the ABL Facility or other indebtedness secured by such assets on a first-priority basis, or in the event of bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding of us or any of the subsidiary guarantors of the ABL Facility or of such other secured debt, the proceeds from the sale of assets securing the ABL Facility and/or such other secured indebtedness on a first-priority basis will be available to pay obligations on the Notes only after all indebtedness under the ABL Facility and such other secured debt has been paid in full.

The Notes are structurally subordinated to all indebtedness of those of our existing or future subsidiaries that are not, or do not become, guarantors of the Notes.

The Notes are guaranteed by each of our existing and subsequently acquired or organized domestic subsidiaries that guarantee the ABL Facility or that, in the future, guarantee other debt issued by our Company or the subsidiary guarantors of the Notes. Except for such subsidiary guarantors of the Notes, our subsidiaries, including all of our non-domestic subsidiaries, will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The Notes are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that, in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any subsidiary that is not a guarantor, all of such subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of such subsidiary’s assets before we would be entitled to any payment.

In addition, the indenture governing the Notes, subject to some limitations, permit these subsidiaries to incur additional indebtedness and does not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by these subsidiaries.

For the twelve months ended January 2, 2010, our non-guarantor subsidiaries represented approximately 11.2% of our net sales, 9.4% of operating income and 6.2% of EBITDA. As of January 2, 2010, our non-guarantor subsidiaries represented $114.8 million of our assets and had $49.8 million of total liabilities, including debt and trade payables.

In addition, our subsidiaries that provide guarantees of the Notes will be automatically released from such guarantees upon the occurrence of certain events, including the following:

•	the designation of such subsidiary guarantor as an unrestricted subsidiary;

•	the release or discharge of all guarantees or indebtedness that resulted in the creation of the guarantee of the Notes by such subsidiary guarantor; or

•	the sale or other disposition, including the sale of substantially all the assets, of such subsidiary guarantor.

If any such subsidiary guarantee is released, no holder of the Notes will have a claim as a creditor against any such subsidiary and the indebtedness and other liabilities, including trade payables and preferred stock, if any, whether secured or unsecured, of such subsidiary will be effectively senior to the claim of any holders of the Notes.

Because each guarantor’s liability under its guarantees may be reduced to zero, avoided or released under certain circumstances, you may not receive any payments from some or all of the guarantors.

The Notes have the benefit of the guarantees of the guarantors. However, the guarantees by the guarantors are limited to the maximum amount that the guarantors are permitted to guarantee under applicable law. As a result, a guarantor’s liability under its guarantee could be reduced to zero, depending upon the amount of other obligations of such guarantor. Further, under certain circumstances, a court under federal and state fraudulent conveyance and transfer statutes could void the obligations under a guarantee or further subordinate it to all other obligations of the guarantor. In addition, you will lose the benefit of a particular guarantee if it is released under certain circumstances.

The value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the collateral securing the Notes may not produce proceeds in an amount sufficient to pay any amounts due on the Notes.

A portion of the collateral securing the Notes is subject to first-priority liens in favor of the lenders under the ABL Facility. As a result, upon any distribution to our creditors, liquidation, reorganization or similar proceedings, or following acceleration of our indebtedness or an event of default under our indebtedness, the lenders under the ABL Facility will be entitled to be repaid in full from the proceeds of the assets securing the ABL Facility on a first-priority basis before any payment is made to you from the proceeds of that collateral. In addition, the terms of the indenture relating to the Notes will permit the incurrence of additional debt that may be secured by these or other assets on a first-priority basis. The incurrence of such debt would dilute the value of the liens on such collateral securing the Notes.

As of January 2, 2010, the book values of the real estate, intellectual property, customer relationships and plant and equipment assets included in the first-priority collateral were $0.1 million, $256.7 million, $28.3 million and $45.6 million, respectively. The fair market value of the collateral securing the Notes is subject to fluctuations based on factors that include, among others, the condition of the markets for various forms of collateral, the ability to sell the collateral in an orderly sale, general economic conditions, the availability of buyers and similar factors. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including but not limited to the actual fair market value of the collateral at such time and the timing and the manner of the sale. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure holders of the Notes that the collateral will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the collateral, those third parties may have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of the collateral located at that site and the ability of the collateral agent to realize or foreclose on the collateral at that site. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, we cannot assure you that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the Notes. In addition, the asset sale covenant and the definition of asset sale in the indenture governing the Notes, have a number of significant exceptions pursuant to which we may be able to sell assets securing the Notes without being required to reinvest the proceeds of such sale into assets that will comprise collateral securing the Notes or to make an offer to the holders of the Notes to repurchase the Notes.

In the event of a bankruptcy of us or any of the guarantors, holders of the Notes may be deemed to have an unsecured claim to the extent that our obligations in respect of the Notes exceed the fair market value of the collateral securing the Notes.

In any bankruptcy proceeding with respect to us or any of the guarantors, it is possible that the bankruptcy trustee, the debtor-in-possession or competing creditors will assert that the fair market value of the collateral with respect to the Notes on the date of the bankruptcy filing was less than the then-current principal amount of the Notes. Upon a finding by the bankruptcy court that the Notes are under-collateralized, the claims in the bankruptcy proceeding with respect to the Notes would be bifurcated between a secured claim and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral. Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of the Notes to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of the Notes to receive other “adequate protection” under federal bankruptcy laws. In addition, if any payments of post-petition interest had been made at the time of such a finding of under-collateralization, those payments could be recharacterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to the Notes.

The collateral securing the Notes may be diluted under certain circumstances.

The collateral that secures the Notes also secures our obligations under the ABL Facility. This collateral may also secure additional senior indebtedness, including additional Notes, that we incur in the future, subject to restrictions on our ability to incur debt and liens under certain of the documents governing our indebtedness. Your rights to the collateral would be diluted by any increase in the indebtedness secured by this collateral.

The rights of holders of the Notes to the collateral securing the ABL Facility, in which such holders have a second-priority lien, are materially limited by the intercreditor agreement.

The rights of the holders of the Notes with respect to the collateral securing the ABL Facility, which secures the Notes on a second-priority basis, are limited pursuant to the terms of an intercreditor agreement with the lenders under the ABL Facility.

Under the intercreditor agreement, any actions that may be taken in respect of that collateral (including the ability to commence enforcement proceedings against that collateral and to control the conduct of such proceedings, and to approve amendments to, releases of that collateral from the lien of, and waivers of past defaults under, the collateral documents) will be at the direction of the lenders under the ABL Facility. Under those circumstances, the collateral agent on behalf of the holders of the Notes, with limited exceptions, will not have the ability to control or direct such actions, even if the rights of the holders of the Notes are adversely affected. Any release by the lenders under the ABL Facility of their collateral that secures the ABL Facility (other than a termination of the ABL Facility or a release of all the collateral securing the ABL Facility) on a first-priority basis will also release the second-priority lien securing the Notes on the same collateral (subject to the interest of the holders of the Notes in the proceeds of that collateral), and holders of the Notes will have no control over such release. In addition, because the holders of the indebtedness secured by first-priority liens control the disposition of such collateral, such holders could decide not to proceed against such collateral, regardless of whether there is a default under the documents governing such indebtedness or under the indenture governing the Notes. In such event, the only remedy available to the holders of the Notes would be recourse to collateral for the Notes which is secured on a first-priority basis and to sue for payment on the Notes and the related guarantees. In addition, the intercreditor agreement gives the holders of first-priority liens on the collateral securing the ABL Facility the right to access and use such collateral securing the Notes on a first lien basis to allow those holders to protect such collateral and to process, store and dispose of the collateral securing the ABL Facility.

The waiver in the intercreditor agreement of rights of marshaling may adversely affect the recovery rates of holders of the Notes in a bankruptcy or foreclosure scenario.

The Notes and the guarantees are secured on a second-priority lien basis by the collateral securing the ABL Facility. The intercreditor agreement provides that, at any time holders of the Notes hold a second-priority lien on the collateral where a first-priority lien on such collateral exists, the trustee under the indenture governing the Notes and the Notes collateral agent may not assert or enforce any right of marshaling accorded to a junior lienholder, as against the holders of such indebtedness secured by first-priority liens in the collateral securing the ABL Facility. Without this waiver of the right of marshaling, holders of such indebtedness secured by first-priority liens in the collateral securing the ABL Facility would likely be required to liquidate collateral on which the Notes did not have a lien, if any, prior to liquidating the collateral, thereby maximizing the proceeds of the collateral that would be available to repay our obligations under the Notes. As a result of this waiver, the proceeds of sales of the collateral securing the ABL Facility could be applied to repay any indebtedness secured by first-priority liens in the collateral securing the ABL Facility before applying proceeds of other collateral securing indebtedness, and the holders of Notes may recover less than they would have if such proceeds were applied in the order most favorable to the holders of the Notes.

Certain assets are excluded from the collateral securing the Notes.

Certain assets are excluded from the collateral securing the Notes including, among other things, any assets held by foreign subsidiaries, any assets in real property other than fee interests (including leaseholds), as well as other typical exclusions, such as capital stock of non-wholly owned subsidiaries if the pledge of such capital stock would violate a contractual obligation, letters of credit for identified purposes or a contract or license if the grant of a lien would violate a contract, license or agreement. In addition, the collateral does not include any capital stock of a subsidiary to the extent that the pledge of such capital stock results in our being required to file separate financial statements of such subsidiary with the SEC, and any such capital stock that triggers such a requirement to file financial statements of such subsidiary with the SEC would be automatically released from the collateral. However, the liens on such capital stock will continue to secure obligations under the ABL Facility. Further, the collateral does not include a pledge of our capital stock, which is pledged as collateral under the New Holdco Facility.

Your rights in the collateral may be adversely affected by the failure to perfect security interests in certain collateral acquired in the future.

Applicable law requires that certain property and rights acquired after the grant of a general security interest, such as rights in real property, can only be perfected at the time such property and rights are acquired and identified. Likewise, any rights acquired in a pending, unpublished intellectual property application may be unrecordable until after the application, or resulting registration, is published. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. The collateral agent for the Notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest in favor of the Notes against third parties. Failure to perfect any such security interest could result in the loss of such security interest or the priority of the security interest in favor of the Notes against third parties.

Rights of holders of the Notes in the collateral may be adversely affected by the failure to create or perfect security interests in certain collateral on a timely basis, and a failure to create or perfect such security interests on a timely basis or at all may result in a default under the indenture and other agreements governing the Notes.

The Notes and the guarantees are secured by first-priority liens, subject to permitted liens, on certain of our and the subsidiary guarantors’ principal United States assets, other than assets pledged under the ABL Facility which secure the Notes and the subsidiary guarantees on a second-priority basis.

If we, or any subsidiary guarantor, were to become subject to a bankruptcy proceeding, any liens recorded or perfected after the issue date would face a greater risk of being invalidated than if they had been recorded or perfected on the issue date. Liens recorded or perfected after the issue date may be treated under bankruptcy law as if they were delivered to secure previously existing indebtedness. In bankruptcy proceedings commenced within 90 days of lien perfection, a lien given to secure previously existing debt is materially more likely to be avoided as a preference by the bankruptcy court than if delivered and promptly recorded on the issue date. Accordingly, if we or a subsidiary guarantor were to file for bankruptcy protection after the issue date of the outstanding Notes and the liens had been perfected less than 90 days before commencement of such bankruptcy proceeding, or not yet perfected at all, the liens securing the Notes may be especially subject to challenge as a result of having not been perfected before the issue date. To the extent that such challenge succeeded, you would lose the benefit of the security that the collateral was intended to provide.

Additionally, a failure, for any reason that is not permitted or contemplated under the security agreement and related documents, to perfect the security interest in the properties included in the collateral package may result in a default under the indenture and other agreements governing the Notes.

There are circumstances other than repayment or discharge of the Notes under which the collateral securing the Notes and guarantees will be released automatically, without your consent or the consent of the trustee.

Under various circumstances, collateral securing the Notes will be released automatically, including:

•	a sale, transfer or other disposal of such collateral in a transaction not prohibited under the indenture;

•	with respect to collateral held by a guarantor, upon the release of such guarantor from its guarantee;

•	with respect to collateral that is capital stock, upon the dissolution of the issuer of such capital stock in accordance with the indenture; and

•

with respect to collateral that secures the ABL Facility on a first-priority basis, upon any release, sale or disposition (other than in connection with a cancellation or termination of the ABL Facility) of such collateral pursuant to the terms of the ABL Facility resulting in the release of the lien on such collateral securing the ABL Facility.

In addition, the guarantee of a subsidiary guarantor will be automatically released in connection with a sale of such subsidiary guarantor in a transaction permitted under the indenture.

The indenture governing the Notes also permits us to designate one or more of our restricted subsidiaries that is a guarantor of the Notes as an unrestricted subsidiary. If we designate a subsidiary guarantor as an unrestricted subsidiary for purposes of the indenture governing the Notes, all of the liens on any collateral owned by such subsidiary or any of its subsidiaries and any guarantees of the Notes by such subsidiary or any of its subsidiaries will be released under the indenture but not necessarily under the ABL Facility. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released. In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a senior claim on the assets of such unrestricted subsidiary and its subsidiaries.

The collateral securing the Notes is subject to casualty risks and potential environmental liabilities.

We intend to maintain insurance or otherwise insure against hazards in a manner appropriate and customary for our business. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. For example, we cannot assure that we will obtain or maintain insurance against potential losses related to our intellectual property assets. Insurance proceeds may not compensate us fully for our losses. If there is a complete or partial loss of any of the pledged collateral, the insurance proceeds may not be sufficient to satisfy all of the secured obligations.

Moreover, the collateral agent for the Notes may need to evaluate the impact of potential liabilities before determining to foreclose on collateral consisting of real property because secured creditors that hold a security interest in real property may be held liable under environmental laws for the costs of remediating or preventing the release or threatened release of hazardous substances at such real property. Consequently, the collateral agent may decline to foreclose on such collateral or exercise remedies available in respect thereof if it does not receive indemnification to its satisfaction from the holders of the Notes.

We may not be able to repurchase the Notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of the outstanding Notes at 101% of their principal amount, plus accrued and unpaid interest to the purchase date. Additionally, under the ABL Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under that agreement and the commitments to lend will terminate. The source of funds for any purchase of the Notes and repayment of our other credit facilities will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and to repay our other indebtedness that will become due. We may require additional financing from third parties to fund any such purchases, and we cannot assure you that we would be able to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the Notes may be limited by law. In order to avoid the obligations to repurchase the Notes and events of default and potential breaches of the credit agreement governing the ABL Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to our Company.

In addition, certain important corporate events, such as leveraged recapitalizations, may not, under the indenture governing the Notes, constitute a “change of control” that would require us to repurchase the Notes, notwithstanding the fact that such corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of the Notes.

In addition, in a recent decision, the Chancery Court of Delaware raised the possibility that a change of control put right occurring as a result of a failure to have “continuing directors” comprising a majority of a board of directors might be unenforceable on public policy grounds.

Holders of the Notes may not be able to determine when a change of control giving rise to their right to have the Notes repurchased has occurred following a sale of “substantially all” of our assets.

The definition of change of control in the indenture governing the Notes includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of Notes to require us to repurchase its Notes as a result of a sale of less than all our assets to another person may be uncertain.

In the event of our bankruptcy, the ability of the holders of the Notes to realize upon the collateral will be subject to certain bankruptcy law limitations.

The ability of holders of the Notes to realize upon the collateral are subject to certain bankruptcy law limitations in the event of our bankruptcy. Under applicable federal bankruptcy laws, upon the commencement of a bankruptcy case, an automatic stay goes into effect which, among other things, stays:

•

the commencement or continuation of any action or proceeding against the debtor that was or could have been commenced before the commencement of the bankruptcy case to recover a claim against the debtor that arose before the commencement of the bankruptcy case;

•	any act to obtain possession of, or control over, property of the bankruptcy estate or the debtor;

•	any act to create, perfect or enforce any lien against property of the bankruptcy estate; and

•	any act to collect or recover a claim against the debtor that arose before the commencement of the bankruptcy case.

Thus, upon the commencement of a bankruptcy case, secured creditors are prohibited from, among other things, repossessing their collateral from a debtor, or from disposing of such collateral repossessed from such a debtor, without bankruptcy court approval. Moreover, applicable federal bankruptcy laws generally permit the debtor to continue to use, sell or lease collateral in the ordinary course of its business even though the debtor is in default under the applicable debt instruments. Upon request from a secured creditor, the bankruptcy court will prohibit or condition such use, sale or lease of collateral as is necessary to provide “adequate protection” of the secured creditor’s interest in the collateral. The meaning of the term “adequate protection” may vary according to the circumstances, but is intended generally to protect the value of the secured creditor’s interest in the collateral at the commencement of the bankruptcy case and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines any diminution in the value of the collateral occurs as a result of the debtor’s use, sale or lease of the collateral during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a United States bankruptcy court, we cannot predict whether payments under the Notes would be made following commencement of and during a bankruptcy case, whether or when the trustee or collateral agent under the indenture for the Notes could foreclose upon or sell the collateral or whether or to what extent holders of Notes would be compensated for any delay in payment or loss of value as a result of the use, sale or lease of their collateral through the requirement of “adequate protection.” A creditor may seek relief from the stay from the bankruptcy court to take any of the acts described above that would otherwise be prohibited by the automatic stay. The United States bankruptcy court has broad discretionary powers in determining whether to grant a creditor relief from the stay.

The value of the collateral securing the Notes may not be sufficient to secure post-petition interest.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, holders of the Notes will only be entitled to post-petition interest under the bankruptcy code to the extent that the value of their security interest in the collateral is greater than their pre-bankruptcy claim. Holders of the Notes that have a security interest in the collateral with a value equal or less than their pre-bankruptcy claim will not be entitled to post-petition interest under the bankruptcy code. No appraisal of the fair market value of the collateral has been prepared in connection with this offering and we therefore cannot assure you that the value of the holders’ interest in the collateral equals or exceeds the principal amount of the Notes.

The interests of our sponsors may conflict with yours.

An investor group led by Fenway Partners Capital Fund II, L.P. (investing through Fenway Easton-Bell Sports Holding, LLC) and Fenway Partners Capital Fund III, L.P., each an affiliate of Fenway Partners, LLC, owns a majority of our Parent’s outstanding equity interests. As a result, these investors are in a position to control all matters affecting us, including decisions made by our board of directors, such as the appointment of members of our management and the approval of mergers or sales of substantially all of our assets. The Fenway Investors’ interests in exercising control over our business may conflict with your interests as a holder of the Notes.

Federal and state fraudulent transfer laws may permit a court to void the Notes, the guarantees and/or the grant of collateral and, if that occurs, you may not receive any payments on the Notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Notes and the incurrence of the guarantees of such Notes. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Notes or the guarantees thereof (or the grant of collateral securing any such obligations) could be voided as a fraudulent transfer or conveyance if we or any of the guarantors, as applicable, (a) issued the Notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors, or (b) received less than reasonably equivalent value or fair consideration in return for either issuing the Notes or incurring the guarantees and, in the case of (b) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the Notes or the incurrence of the guarantees;

•	the issuance of the Notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital or assets to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•

we or any of the guarantors were a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A court would likely find that a subsidiary guarantor did not receive reasonably equivalent value or fair consideration for its guarantee, to the extent such guarantor did not obtain a reasonably equivalent benefit directly or indirectly from the issuance of the Notes.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were insolvent at the relevant time or, regardless of the standard that a court uses, whether the Notes or the guarantees would be subordinated to our or any of our guarantors’ other debt. In general, however, a court would deem an entity insolvent if:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

If a court were to find that the issuance of the Notes, the incurrence of a guarantee or the grant of security was a fraudulent transfer or conveyance, the court could void the payment obligations under the Notes or such guarantee or void the grant of collateral or subordinate the Notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the Notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, you may not receive any repayment on the Notes. Further, the avoidance of the Notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.

Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Notes to other claims against us under the principle of equitable subordination, if the court determines that: (i) the holder of Notes engaged in some type of inequitable conduct; (ii) such inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holder of Notes; and (iii) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

Your ability to transfer the Notes is limited by the absence of an active trading market and an active trading market may not develop for the Notes.

The Notes were new issues of securities for which there is no established trading market. We do not intend to list the Notes on any national securities exchange or include the Notes in any automated quotation system. The initial purchasers of the Notes have advised us that they intend to make a market in the Notes, as permitted by applicable laws and regulations; however, the initial purchasers are not obligated to make a market in the Notes and, if commenced, they may discontinue their market-making activities at any time without notice.

Therefore, an active market for the Notes may not develop or be maintained, which would adversely affect the market price and liquidity of the Notes. In such case, the holders of the Notes may not be able to sell their Notes at a particular time or at a favorable price.

Even if an active trading market for the Notes does develop, there is no guarantee that it will continue. Historically, and particularly in recent months, the market for non-investment grade debt has been subject to severe disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may experience similar disruptions and any such disruptions may adversely affect the liquidity in such market and/or the prices at which you may sell your Notes. In addition, subsequent to their initial issuance, the Notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar notes, our performance and other factors.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and there can be no assurances that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Credit ratings are not recommendations to purchase, hold or sell the Notes, and may be revised or withdrawn at any time. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Notes. If any credit rating initially assigned to the Notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your Notes without a substantial discount.

Our products face intense competition, and if we cannot compete successfully in our industry, we could lose market share and our business could be adversely affected.

Although we believe that we have no competitors that challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines. Competition is primarily based on brand name recognition, product features, style, quality, price and customer service. Our baseball and softball equipment business has numerous national and international competitors, including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Louisville Slugger and Mizuno Corp. Our ice hockey equipment business principally competes with Bauer Hockey and Reebok-CCM Hockey. Our football equipment business competes with several companies, including Adams USA, Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. Our cycling helmet, accessories and component business competes with several national and regional competitors, including Dorel Industries, Trek Bicycle Corporation and Specialized Bicycle Components, as well as with several other international companies. In the snowsports helmet market, we compete with several domestic and international brands, including, Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D., which is owned by The Burton Corporation, Salomon, which is owned by Amer Sports and Smith. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC. Many of these competitors are significantly larger and have greater financial resources than we do.

In order to compete effectively, we must (1) maintain the image of our brands and our reputation for quality and performance in our core markets; (2) be flexible and innovative in responding to changing market demands on the basis of brand image, style, performance and quality; (3) keep pace with rapid changes in marketing strategies; and (4) offer consumers a wide variety of high quality products at competitive prices. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales and marketing and strategic acquisitions. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our ability to expand into other product lines may be inhibited by the risk of infringing intellectual property held by our competitors and, if we hold intellectual property rights in an area that competitors are expanding into, we cannot assure that we will successfully challenge such expansion. Furthermore, our inability to maintain or expand our intellectual property assets may inhibit our ability to comply with license terms concerning intellectual property assets. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the apparel, sporting goods and footwear industries.

Increased competition in the markets for our products may cause us to reduce our prices to retailers and customers, which would cause our gross margin to decline if we are unable to offset price reductions with comparable reductions in our product costs. If our gross margin declines, our profitability could decline and we could incur operating losses that we may be unable to fund or sustain for extended periods of time, if at all. We cannot assure you that additional competitors will not enter our existing markets or that we will be able to compete successfully against existing or new competition.

Sales of our products may be adversely affected if we cannot effectively introduce new and innovative products.

The sporting goods industry is subject to constantly and rapidly changing consumer demands based on performance features. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and quality of our brands. We believe the historical success of our business has been attributable, in part, to the introduction of products, which represent an improvement in performance over products then available in the market. Our future success will depend, in part, upon our continued ability to adapt to new materials, and to develop and introduce innovative products in the sports equipment and accessories markets in which we compete. Our success is also dependent on our ability to prevent competitors from copying our innovative products. We may not be able to obtain intellectual property protection for an innovative product and, even if we do, we cannot assure that we would be successful in challenging a competitor’s attempt to copy that product. Furthermore, successful product designs can be displaced by other product designs introduced by competitors which shift market preferences in their favor. Our competitors may obtain intellectual property protection for superior products that would preclude us from offering the same or similar features. Our competitive position could be particularly harmed if a competitor’s proprietary product feature became the industry standard. If we do not introduce successful new products or our competitors introduce products that are superior to ours, our customers may purchase products from our competitors, which will result in a decrease in our net sales and excess inventory levels, and will adversely affect our business.

As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs significantly in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold finished goods inventory or other conditions which could have a material adverse effect on our results of operations.

The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to expand consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop innovative products that provide better design and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our revenues and market share.

The value of our brand and sales of our products could be diminished if we, the athletes who use our products or the sport categories in which we compete, are associated with negative publicity.

We sponsor a variety of athletes and feature those athletes in our advertising and marketing materials, and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image and result in a material decrease in our net sales, net income, and cash flows which could have a material adverse effect on our financial condition and liquidity. We may also select athletes who are unable to perform at expected levels or who are not sufficiently marketable, which could also have an adverse effect on our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be as effective or may result in additional costs. Also, union strikes or lock-outs affecting play could negatively impact the popularity of a sport, which could have a material adverse effect on our net sales of products used in that sport. Furthermore, negative publicity resulting from severe injuries or death occurring in the sports in which our products are used could negatively affect our reputation and result in restrictions or bans on the use of our products. For example, national media recently reported on the results of several scientific studies suggesting that concussive injuries associated with football may increase rates of various physical and mental disabilities among players. In response to these reports, the House Judiciary Committee held hearings to discuss the NFL’s efforts to protect players from head injury. If the popularity of football among players and fans were to decrease due to these risks or the associated negative publicity, sales of certain of our products could decrease and it could have a negative impact on our net sales, profitability and operating results. In addition, we could become exposed to additional claims and litigation relating to the use of our products and our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

In addition, in the past, in response to injuries or death caused by balls hit off non-wood bats, several state legislatures and other local governing bodies have introduced bills to ban non-wood bats in youth sports. For example, in March 2007, the New York City Council passed a law banning non-wood bats in high school games. A successful bill in a state legislature or other local governing bodies or a change in NCAA regulations to restrict or ban the use of non-wood bats could adversely affect our business. In the past, the NCAA has also considered restricting the use of non-wood bats and passed regulations limiting batted ball speed. In August 2009, the NCAA placed a moratorium on the use of composite bats in NCAA competition. The NCAA’s concern about composite bats is that they are susceptible to performance improvement above standards set by the NCAA, either through normal use or alterations to the bats made illegally by players. Subsequently, the NCAA has decided that composite bats will be allowed to be used provided that they pass the revised performance standards limiting batted ball speed. If the NCAA were to prohibit composite bats, or if we were not able to adapt our products to the standards the NCAA may develop, it could have a negative impact on our operating results.

The success of our business is dependent on our affiliation with athletes, athletic associations and leagues.

We sponsor numerous professional athletes in baseball, cycling, ice hockey, action sports, snowsports and powersports who endorse and use our products, including our Easton branded baseball equipment and ice hockey sticks and our Bell and Giro branded helmets. We believe these sponsorships contribute to the authenticity and image of our brands. In addition, under our agreement with the NFL, the Riddell name may appear on the front of and on the chin strap of all of our football helmets used in NFL play, and no other brand name may appear on a football helmet, face mask or chin strap used in NFL play. Also, our equipment is used by numerous Division I NCAA sports teams. We believe that these relationships increase sales of our products by enhancing the visibility of our brands and related trademarks and exposure of our branded products to other customers and, in certain instances, provide us with a significant competitive advantage. If we were to lose the benefits of these relationships, or if they were to deteriorate in a material way, our business and results of operations, financial condition and cash flow could be adversely affected.

We cannot assure you that we will be able to maintain our existing relationships with these professional athletes or leagues in the future or that we will be able to attract new athletes or leagues to endorse our products. Larger companies with greater access to capital for athlete or league sponsorship may in the future increase the cost of sponsorship to levels we may choose not to match. If this were to occur, our sponsored athletes or leagues may terminate their relationships with us and endorse the products of our competitors and we may be unable to obtain endorsements from other, comparable athletes or leagues.

Sales of our products will be adversely affected if we cannot satisfy the standards established by testing and athletic governing bodies.

Our products are designed to satisfy the standards established by a number of regulatory and testing bodies, including the Department of Transportation, the CPSC, HECC, CSA, NOCSAE and the Snell Memorial Foundation, as well as by athletic organizations and governing bodies, including the NFL, NHL, MLB, NCAA and Little League Baseball and Softball. In addition, conferences within these athletic organizations have their own standards that can be stricter than the standards promulgated by the organizations themselves. For certain products, we rely on our in-house testing equipment to ensure that such products comply with these standards. We cannot assure you that our future products will satisfy these standards, that our in-house testing equipment will produce the same results as the equipment used by the applicable testing bodies, athletic organizations and governing bodies or that existing standards will not be altered in ways that adversely affect our brands and the sales of our products. Any failure to comply with applicable standards could have a material adverse effect on our business.

Our results of operations may suffer if we are not able to adequately forecast demand for our products.

To reduce purchasing costs and ensure supply, we place orders with our suppliers far in advance of the time period we expect to deliver our products. However, a large portion of our products are sold into consumer markets that are difficult to accurately forecast. If we fail to accurately forecast demand for our products, we may experience excess inventory levels or inventory shortages. Factors that could affect our ability to accurately forecast demand for our products include:

•	changes in consumer demand for our products or the products of our competitors;

•	new product introductions by our competitors;

•	failure to accurately forecast consumer acceptance of our products;

•	adverse weather during key sporting seasons;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products;

•	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of products and raw materials; and

•	general economic conditions.

Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly harm our operating results and impair the value of our brands. Inventory shortages may result in unfulfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost net sales, any of which could harm our business.

The loss of one or more key customers could result in a material loss of revenues.

Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended January 2, 2010, our top 10 customers collectively accounted for approximately 34.1% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 13.9% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us altogether. The failure to increase our sales to these customers would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, our customers in the retail industry are experiencing consolidation, contractions and financial difficulties. A large portion of our sales are to sporting goods retailers. Of these, many of our smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase our products, or could lead retailers to request credit terms that would adversely affect our cash flow and involve significant risks of nonpayment. As a result, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.

Many of our products or components of our products are provided by a limited number of third-party suppliers and manufacturers and, because we have limited control over these parties, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended January 2, 2010, approximately 35.3% of our raw materials for the products we manufacture were sourced from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended January 2, 2010, approximately 195 international manufacturers produced approximately 87.2% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

Should our current third-party manufacturers become incapable of meeting our manufacturing requirements in a timely manner or cease doing business with us for any reason, our business and financial condition could be adversely affected. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, should we decide to transition existing in-house manufacturing to third-party manufacturers, the risk of such a problem could increase. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. For example, we experienced quality issues when the manufacturing of composite baseball and softball bats was outsourced, which led to an increase in returns of defective bats in 2008. The issue was successfully addressed by working with the supplier in Asia to improve process controls to allow for the identification and resolution of quality issues prior to products being sold into the marketplace. Any material delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower revenues and net income both in the short and long term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards and that comply with all applicable laws and regulations. We have occasionally received, and may in the future receive shipments of products that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net sales resulting from the inability to sell those products and could incur related increased administrative and shipping costs. If we are unable to sell products, we could lose trademark registrations applicable to those products for failure to make use of the mark. Any violation of our policies or any applicable laws and regulations by our suppliers or manufacturers could interrupt or otherwise disrupt our sourcing, adversely affect our reputation or damage our brand image. While we do not control these suppliers, manufacturers or licensees or their labor practices, a negative publicity regarding the production methods of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturing sources or licensees.

The cost of raw materials could affect our operating results.

The materials used by us, our suppliers and our manufacturers involve raw materials, including carbon-fiber, aluminum and petroleum-based products. Significant price fluctuations or shortages in petroleum or other raw materials, or the introduction of new and expensive raw materials, could have a material adverse effect on our cost of goods sold, operations and financial condition.

The success of our business is dependent upon our information systems.

Our ability to effectively manage and maintain our inventory, process transactions, ship products to our customers on a timely basis and maintain cost-efficient operations is dependent on information technology and on our information systems. We continue to plan for our long-term growth by investing in operations management and infrastructure. In our second fiscal quarter of 2009, we completed the implementation of SAP’s Enterprise Resource Program, or ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. We may experience difficulties in operating our business under the ERP system, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

Our success is dependent on our ability to protect our worldwide intellectual property rights and if we are unable to enforce and protect our intellectual property rights, our competitive position may be harmed.

We rely on a combination of patent, trademark, and trade secret laws in the United States and other jurisdictions and contractual restrictions, such as confidentiality agreements, to protect certain aspects of our business. We also enter into invention assignment agreements with our employees and consultants. However, while we have selectively pursued patent and trademark protection in the United States, Europe, and Canada; in some countries we have not perfected important patent and trademark rights. Our success depends in part on our ability to protect our trademarks and patents from unauthorized use by others. If substantial unauthorized use of our intellectual property rights occurs, we may incur significant financial costs in prosecuting actions for infringement of our rights, as well as the loss of efforts by engineers and managers who must devote attention to these matters. We cannot be sure that our patents and trademarks, or other protections such as confidentiality, will be adequate to prevent imitation of our products and technology by others. We may be unable to prevent third parties from using our intellectual property without our authorization, particularly in countries where we have not perfected our proprietary rights, where the laws or law enforcement practices do not protect our proprietary rights as fully as in the United States, or where intellectual property protection is otherwise limited or unavailable. In some foreign countries where intellectual property laws or law enforcement practices do not protect our proprietary rights as fully as in the United States, third-party manufacturers may be able to manufacture and sell imitation products and diminish the value of our brands. If we fail to obtain patent and trademark protection, maintain our existing patent and trademark rights, or prevent substantial unauthorized use of our technology and brands, we risk the loss of our intellectual property rights and competitive advantages we have developed, causing us to lose net sales and harm our business. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, and patents and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications will be approved, third parties may seek to oppose or otherwise challenge these registrations.

We cannot assure that any third party patents and trademarks for which we have obtained licenses are adequately protected to prevent imitation by others. If those third party owners fail to obtain or maintain adequate patent and trademark protection or prevent substantial unauthorized use of the licensed intellectual property, we risk the loss of our rights under the third party intellectual property and competitive advantages we have developed based on those rights.

We cannot assure that our actions taken to establish and protect our technology and brands will be adequate to prevent others from seeking to block sales of our products or to obtain monetary damages, based on alleged violation of their patents, trademarks or other proprietary rights. In addition, our competitors have obtained and may continue to obtain patents on certain features of their products, which may prevent us from offering such features on our products, may subject us to patent litigation, and in turn, could result in a competitive disadvantage to us. Moreover, third parties may independently develop technology or other intellectual property that is comparable with or similar to our own, and we may not be able to prevent their use of it.

Our best known brands and branded products include Easton, Bell, Giro and Riddell. We believe that these trademarked brands are a core asset of our business and are of great value to us. If we lose the use of a product name, our efforts spent building that brand will be lost and we will have to rebuild a brand for that product, which we may or may not be able to do. We also note that in connection with our acquisition of Easton, we agreed that certain affiliates of one of Parent’s members, Jas. D. Easton, Inc., have the right to continue to use the Easton brand name in certain product areas, although we retain ownership of the Easton mark. Although we do not intend to compete with these entities in such product areas, we also do not control such entities and therefore can make no assurances as to how they will conduct business under the Easton brand name.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

From time to time, third parties have challenged our patents, trademark rights and branding practices, or asserted intellectual property rights that relate to our products and product features. We may be required to defend such claims in the future, which, whether or not meritorious, could result in substantial costs and diversion of resources and could negatively affect our results of operations or competitive position. Should we be found liable for infringement of the intellectual property rights of others, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages, or cease making or certain of our products. We may also need to redesign or rename some of our products to avoid future infringement liability. For example, we are currently a defendant in a patent infringement proceeding relating to certain of our hockey skates. However, even in the event that we do not prevail, we would not expect the result to be material to our business. Moreover, our involvement in litigation against third parties based on infringement of our intellectual property rights presents some risk that our intellectual property rights could be challenged and invalidated. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.

We are subject to product liability, warranty and recall claims and our insurance coverage may not cover such claims.

Our business exposes us to warranty claims and claims for product liability in the event products manufactured, designed or reconditioned by us actually or allegedly fail to perform as expected, or the use of these products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend or attempt to settle product liability cases brought against us. However, there is no assurance that we can successfully defend or settle all such cases. We believe that we are not currently subject to any material product liability claims not covered by insurance, although the ultimate outcome of these and future claims cannot presently be determined. Management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our Company’s previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. Because product liability claims are part of the ordinary course of our business, we maintain product liability insurance, which we believe is adequate. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our product liability coverage is written under a policy expiring in July 2011 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2011. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2011, for a total limit of $43,000. We cannot assure you that this coverage will remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate under our various policies. Furthermore, future rate increases might make insurance uneconomical for us to maintain. These potential insurance problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. We are unable to predict the nature of product liability claims that may be made against us in the future with respect to injuries, diseases or other illnesses resulting from the use of our products or the materials incorporated in our products.

With regard to warranty claims, our actual product warranty obligation could materially differ from historical rates, which would oblige us to revise our estimated warranty liability accordingly. Adverse determinations of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and could harm our reputation, reducing the success of our business.

In addition, if any of our products are, or are alleged to be defective, we may be required to or voluntarily participate in a recall of that product. For example, we recently conducted a voluntary recall of a single bicycle stem product line as a preventative measure. Although we have never had a material recall, if we were to recall one or more of our material products, it would be a substantial cost to us and our relationships with our customers could be irreparably harmed and could materially and adversely affect our business.

In addition to the matters discussed in the preceding paragraphs, our Company is, from time to time, a party to various other legal claims and actions incidental to its business, including, without limitation, employment-related and intellectual property infringement claims. Management believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.

Our international sourcing and sales network subjects us to additional risks and costs, which may differ in each country in which we do business and may cause our profitability to decline.

During the fiscal year ended January 2, 2010, we purchased approximately $286.7 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We expect to increase our international sourcing in the future. In addition, a significant percentage of our net sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) recessionary trends in international markets; (ii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iii) difficulties in enforcing intellectual property rights; (iv) increases in transportation costs or delays; (v) work stoppages and labor strikes; (vi) fluctuations in exchange rates; (vii) political unrest, terrorism and economic instability, and (viii) limitations on repatriation of earnings. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

Our business is also subject to the risks associated with the enactment of additional United States or foreign legislation and regulations relating to exports or imports, including quotas, duties, taxes or other charges or restrictions. If imposed, such legislation and regulations could have a material adverse effect on our net sales and profitability.

We also may be adversely affected by significant fluctuations in the value of the United States dollar relative to other currencies. We generally purchase goods made by foreign manufacturers in United States dollars, and therefore, changes in the value of the United States dollar can have an immediate effect on the cost of our purchases. If we experience increased costs as a result of exchange rate fluctuations and we are unable to increase our prices to a level sufficient to compensate for such increased costs, our gross margins would decline and we could become less price-competitive with companies who manufacture their products in the United States.

Changes in foreign currency exchange or interest rates could affect our revenues and costs.

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in United States dollars, and to fluctuations in interest rates related to our variable rate debt. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes, or we may choose to maintain variable interest rate debt. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of income and balance sheets of our international subsidiaries into United States dollars. A significant portion of our production and sourcing and approximately 13.2% of our net sales in the fiscal year ended January 2, 2010 were denominated in foreign currencies and subject to exchange rate fluctuation risk. The reported revenues and expenses of our international subsidiaries would decrease if the United States dollar increased in value in relation to other currencies, including, the Canadian dollar, British pound, Euro and Taiwan dollar. Finally, changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets. These and other economic factors could have an adverse effect on demand for our products and services and on our financial condition and operating results.

Our current executive officers, management and key employees are critical to our success, and the loss of any of these individuals could harm our business, brands and image.

The success of our business is dependent upon the management and leadership skills of Paul Harrington, our President and Chief Executive Officer, members of our senior management team and other key personnel, including certain members of our product development team. Competition for these individuals’ talents is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. Our company does not currently maintain any key man insurance coverage, and the loss of any such personnel or the inability to attract and retain key personnel could delay the development and introduction of new products, harm our ability to sell our products, damage the image of our brands and prevent us from executing our business strategy.

We may not succeed in integrating an acquisition into our operations, which could have a material adverse effect on our operations, results of operations and financial condition.

We may continue to expand our business and operations through strategic acquisitions. The value of our company will be affected by our ability to achieve the benefits expected from any strategic acquisitions we may undertake in the future. Achieving these benefits will depend in part upon meeting the challenges inherent in the successful combination of these enterprises. In particular, we may have difficulty and may incur unanticipated expenses related to integrating management, personnel and operations generally. Such an acquisition may also cause a substantial diversion of our management’s attention from day-to-day operations, and the assumption of liabilities of an acquired business, including unforeseen liabilities. Additionally, we may not be able to achieve any anticipated cost savings for many reasons, including an inability to take advantage of expected tax savings. Failure to integrate these acquisitions successfully may have a material adverse effect on our business, results of operations and financial condition.

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

As of January 2, 2010, approximately 60 of our 2,348 employees were unionized. Although we have good labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania covering approximately 40 employees expires in December 2012. Our collective bargaining agreement with a union in New Rochelle, New York covering approximately 20 employees expires in January 2012. Labor organizing activities could result in additional employees becoming unionized. We cannot assure you that we will be able to negotiate new collective bargaining agreements on similar or more favorable terms or that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities. We could experience a disruption of our operations or higher ongoing labor costs, which could have an adverse effect on our business and financial condition.

In addition, labor disputes at our suppliers or manufacturers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net revenues and net income.

Acts of war, terrorism or epidemics may have an adverse effect on our business.

Acts of war, terrorism or epidemics may have an adverse effect on the economy generally, and more specifically on our business. Among various other risks, such occurrences have the potential to significantly decrease consumer spending on leisure products and activities, adversely impact our ability to consummate future debt or equity financings and negatively affect our ability to manufacture, source and deliver our products in a timely manner.

We may be subject to potential environmental liability.

We are subject to many federal, state and local requirements relating to the protection of the environment, and we have made and will continue to make expenditures to comply with such requirements. Past and present manufacturing operations subject us to environmental laws that regulate the use, handling and contracting for disposal or recycling of hazardous or toxic substances, the discharge of particles into the air and the discharge of process wastewaters into sewers. We believe that our operations are in substantial compliance with these laws and regulations and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations, financial condition and cash flow. If environmental laws become more stringent, our capital expenditures and costs for environmental compliance could increase. Under applicable environmental laws we may also become liable for the remediation of contaminated properties, including properties currently or previously owned, operated or acquired by us and properties where wastes generated by our operations were disposed. Such liability can be imposed regardless of whether we were responsible for creating the contamination. We do not believe that any of our existing remediation obligations, including at third-party sites, will have a material adverse effect on our financial results. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated and could have a material adverse effect on our financial results.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or FTC, CPSC, and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales.

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

As of January 2, 2010 we operated 20 facilities in the United States, three in Canada, two in Mexico, one in Europe and three in Asia. Our corporate headquarters is located in Van Nuys, California. Set forth below is information regarding our principal properties:

Location	Primary Use	Business Segment	Leased Sq. Ft.	Owned Sq. Ft.
Van Nuys, CA	Corporate Headquarters and Offices	Team and Action Sports	56,647
Scotts Valley, CA	Offices and Research and Development	Action Sports	55,320
Irving, TX	Offices	Action Sports	27,197
Rosemont, IL	Offices and Research and Development	Team Sports	20,531
Rantoul, IL	Offices, Manufacturing and Warehouse	Team and Action Sports	753,696
York, PA	Warehouse	Action Sports		465,000
Salt Lake City, UT	Warehouse	Team Sports	133,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	134,788
Kirkland, Canada	Offices and Warehouse	Team Sports	97,935
Tijuana, Mexico	Offices, Manufacturing and Warehouse	Team and Action Sports	112,525
San Antonio, TX	Reconditioning	Team Sports	58,800
Stroudsburg, PA	Manufacturing and Reconditioning	Team Sports	45,850

In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 213,000 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

We are subject to various product liability claims and lawsuits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured, designed or reconditioned by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Our management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis which considers, among other factors, our Company’s previous claims history and available information on alleged claims. We maintain primary and excess product liability insurance coverage under various policies. Our primary product liability insurance policy expires in July 2011. We are also party to various non-product liability claims and actions, including without limitation, claims relating to infringement of intellectual property rights of others. We do not believe that any of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Item 4.	[Reserved]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities.

Item 6.	Selected Financial Data

Set forth below is our selected historical consolidated financial and other operating data. Certain reclassifications of previously reported financial information were made to conform to the current presentation. We follow a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Our selected historical consolidated financial data and other data set forth below as of January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005 and for the fiscal years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	Fiscal Year Ended January 2, 2010	Fiscal Year Ended January 3, 2009	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006(6)	Fiscal Year Ended December 31, 2005(6)
	(Dollars in millions)
Statement of Operations Data:
Net sales	$716.3	$775.5	$724.6	$639.0	$379.8
Cost of sales(1)	482.4	509.1	475.6	426.1	244.9

Gross profit	233.9	266.4	249.0	212.9	134.9
Selling, general and administrative expenses	175.0	179.2	170.0	156.0	92.4
Management expenses(2)	—	—	—	8.3	3.0
Restructuring and other infrequent expenses(3)	—	0.5	0.6	0.9	1.7
Amortization of intangibles	13.4	13.4	13.2	12.6	8.5
Gain on sale of property, plant and equipment(4)	—	—	(2.3)	—	—

Income from operations	45.5	73.3	67.5	35.1	29.3
Interest expense, net	44.9	41.9	41.6	42.4	21.9

Income (loss) before taxes	0.6	31.4	25.9	(7.3)	7.4
Income tax expense (benefit)	4.7	18.0	11.4	(1.4)	4.3

Net (loss) income	$(4.1)	$13.4	$14.5	$(5.9)	$3.1

Cash flow data:
Net cash provided by (used in):
Operating activities	$53.8	$67.7	$16.3	$23.6	$8.5
Investing activities	(16.1)	(17.6)	(10.1)	(420.2)	(5.4)
Financing activities	(47.4)	(19.7)	(0.6)	403.0	(1.1)
Other Financial Data:
Capital expenditures	15.7	17.6	16.8	12.8	5.0

	As of January 2, 2010	As of January 3, 2009	As of December 29, 2007	As of December 30, 2006	As of December 31, 2005
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$33.3	$41.3	$16.9	$9.9	$3.6
Working capital	211.2	282.9	262.8	225.0	101.7
Total assets	960.6	997.6	956.5	948.1	480.7
Total debt(5)	415.8	455.9	475.6	476.2	248.9
Total stockholder’s equity	363.8	347.0	341.0	318.2	133.9

(1)	Cost of sales included $19.0 million of costs resulting from the purchase accounting write-up of inventories to fair value for the period ended December 30, 2006. Expenses of approximately $2.0 million previously recorded in cost of sales in 2005 have been reclassified to selling, general and administrative expenses to conform to the current year presentation.
(2)	Represents management fees and reimbursable expenses paid to Fenway Investors pursuant to the management agreement. At the time of the acquisition of Easton in 2006, our Company made a payment of $7.5 million to terminate our annual management fee obligation.

(3)	Restructuring expenses in fiscal 2008 and 2007 are primarily related to the closure of our Van Nuys, California manufacturing facility. Restructuring expenses in fiscal 2006 and 2005 are primarily related to the closure of our manufacturing facility previously located in Chicago, Illinois.
(4)	Represents gains on the sale of land and building located in Chicago, Illinois in May 2007 and the sale of machinery located in Van Nuys, California in September 2007 as part of the closures referenced in footnote 3 above.
(5)	Total debt as of December 31, 2005 includes long-term debt payable under our then existing senior secured credit facility prior to it being refinanced in connection with the acquisition of Easton.
(6)	Does not include results of Easton prior to March 16, 2006, the date of the acquisition of Easton.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading designer, developer and marketer of branded sports equipment, protective products and related accessories. We offer products that are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snowsports, powersports and skateboarding. Sports enthusiasts at all levels, from recreational participants to professional athletes, choose our products for their innovative designs and advanced materials, which provide a performance or protective advantage. Throughout our history, our focus on research and development has enabled us to introduce attractive and innovative products, many of which have set new standards for performance in their respective sports. As a result, we are able to consistently enter new product categories and expand and improve our existing product lines.

We currently sell a broad range of products primarily under four well-known brands—Easton® (baseball, softball and ice hockey equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snowsports helmets and accessories) and Riddell® (football equipment and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.

We sell our products through diverse channels of distribution including: (i) specialty retailers that cater to sports enthusiasts who typically seek premium products at the highest performance levels, (ii) national and regional full-line sporting goods retailers and distributors, (iii) institutional buyers such as educational institutions and athletic leagues and (iv) mass retailers that offer a focused selection of products at entry-level and mid-level price points. As a function of our flexible, low fixed-cost production model, we are able to leverage the expertise of our vendor partners in order to reduce the overhead and capital intensity generally associated with manufacturing.

We have two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit and selling, general and administrative expenses.

Net Sales

Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell brand, the Giro brand and the Easton branded cycling products is reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include all operating expenses not included in cost of sales, primarily, selling, marketing, administrative payroll, research and development, product liability, insurance and non-manufacturing lease expense, as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.

Results of Operations

For purposes of the foregoing discussion, we refer to the fiscal years ended January 2, 2010 as “2009”, January 3, 2009 as “2008” and December 29, 2007 as “2007”. Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of operations.

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

	2009	% of Net Sales	2008	% of Net Sales	2007	% of Net Sales
	(Dollars in millions)
Net sales	$716.3	100.0%	$775.5	100.0%	$724.6	100.0%
Cost of sales	482.4	67.3	509.1	65.6	475.6	65.6

Gross profit	233.9	32.7	266.4	34.4	249.0	34.4
Selling, general and administrative expenses	175.0	24.4	179.2	23.1	170.0	23.5
Restructuring and other infrequent expenses	—	—	0.5	0.1	0.6	0.1
Amortization of intangibles	13.4	1.9	13.4	1.7	13.2	1.8
Gain on the sale of property, plant and equipment	—	—	—	—	(2,3)	(0.3)

Income from operations	45.5	6.4	73.3	9.5	67.5	9.3
Interest expense, net	44.9	6.3	41.9	5.4	41.6	5.7

Income before income taxes	0.6	0.1	31.4	4.1	25.9	3.6
Income tax expense	4.7	0.4	18.0	2.3	11.4	1.6

Net (loss) income	(4.1)	(0.3)	13.4	1.8	14.5	2.0
Other comprehensive income (loss):
Foreign currency translation adjustment	5.3	0.7	(11.3)	(1.5)	5.5	0.8

Comprehensive income	$1.2	0.4%	$2.1	0.3%	$20.0	2.8%

2009 compared to 2008

Net (loss) for 2009 was $(4.1) million, as compared to net income of $13.4 million for 2008. Our results for 2009 include the following items:

•	provision for excess and obsolete inventory write-offs of $6.8 million;

•	research and development expenses of $13.5 million;

•	product liability settlement and litigation expenses of $3.5 million;

•	provision for allowance for doubtful accounts of $3.8 million;

•	refinancing fees of $5.4 million;

•	equity compensation expense of $5.3 million;

•	expenses of $1.3 million related to severing executives and other reorganizing activities;

•	interest expense (net) of $44.9 million; and

•	income tax expense of $4.7 million.

Our results for 2008 included the following items:

•	provision for excess and obsolete inventory write-offs of $6.0 million;

•	foreign currency transaction loss of $1.2 million;

•	research and development expenses of $13.3 million;

•	product liability settlement and litigation expenses of $7.1 million;

•	provision for allowance for doubtful accounts of $5.5 million;

•	equity compensation expense of $3.9 million;

•	expenses of $1.8 million related to severing executives and other reorganizing activities;

•	restructuring and other expenses of $0.5 million, related to the closure of our Van Nuys, California manufacturing facility;

•	interest expense (net) of $41.9 million; and

•	income tax expense of $18.0 million.

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

			Change
	2009	2008	$	%
	(Dollars in millions)
Team Sports	$387.0	$433.7	$(46.7)	(10.8)%
Action Sports	329.3	341.8	(12.5)	(3.7)%

	$716.3	$775.5	$(59.2)	(7.6)%

Net sales in both Team Sports and Action Sports were negatively impacted by the overall economic climate and by unfavorable foreign currency exchange rate movements in each segment. Consumers traded down in price points and deferred discretionary purchases and as a result, retailers were reluctant to make advance purchases and closely managed inventory positions.

Net sales in both segments were negatively impacted by unfavorable foreign currency exchange rate movements of $4.9 million and $3.1 million in Team Sports and Action Sports, respectively. On a constant currency basis, net sales in Team Sports and Action Sports were down $41.8 million, or 9.6% and $9.4 million, or 2.8%, respectively. The Team Sports net sales decrease resulted from the decline in sales of baseball and softball equipment, hockey equipment (partially due to the foreign currency exchange rate impact on products sold in Canada and Europe), football equipment (resulting primarily from institutions scaling back purchases due to budget constraints), apparel and collectible football helmets (discretionary purchases). Performance of reconditioning services decreased slightly during the year. Action Sports net sales decreased due to lower sales of cycling helmets and accessories, OEM cycling components and powersports helmets, partially offset by increased sales of snowsports helmets and sales of the recently introduced Giro branded cycling gloves. Sales of fitness-related products were relatively flat for the year.

Cost of Sales

The following table sets forth cost of sales for each of our segments for the years indicated:

	2009		2008
	$	% of Net Sales	$	% of Net Sales
	(Dollars in millions)
Team Sports	$246.1	63.6%	$263.2	60.7%
Action Sports	236.3	71.8%	245.9	71.9%

	$482.4	67.3%	$509.1	65.6%

The increase in Team Sports cost of sales as a percentage of net sales primarily relates to unfavorable mix due to a higher concentration of sales of mid and lower price point products, closeout sales of baseball and softball equipment and the negative impact of changes in foreign currency exchange rates on hockey products sold in Canada and Europe, partially offset by lower warranty costs due to reduced defective product returns.

Action Sports cost of sales as a percentage of net sales was down slightly for the year, as the benefit of lower sourced product costs was partially offset by the negative impact of changes in foreign currency exchange rates on net sales and closeout sales of snowsports and powersports helmets.

Gross Profit

The following table sets forth gross profit for each of our segments for the years indicated:

	2009		2008
	$	% of Net Sales	$	% of Net Sales
	(Dollars in millions)
Team Sports	$140.9	36.4%	$170.5	39.3%
Action Sports	93.0	28.2%	95.9	28.1%

	$233.9	32.7%	$266.4	34.4%

The decrease in Team Sports gross margin primarily relates to unfavorable mix due to a higher concentration of sales of mid and lower price point products, closeout sales of baseball and softball equipment and the negative impact of changes in foreign currency exchange rates on hockey products sold in Canada and Europe, partially offset by lower warranty costs due to reduced defective product returns.

Action Sports gross margin was up slightly for the year, as the benefit of lower sourced product costs was partially offset by the negative impact of changes in foreign currency exchange rates on net sales and closeout sales of snowsports and powersports helmets.

Selling, General and Administrative Expenses

During 2009, SG&A expenses decreased $4.2 million or 2.3%, as compared to 2008. The decrease primarily relates to:

•	lower incentive compensation expense of $5.2 million due to the decline in profitability;

•	a decrease in product liability settlement and defense costs of $3.6 million from lower settlement and litigation costs;

•	reduced variable selling expenses of $1.9 million related to the decline in net sales;

•	controls implemented to reduce marketing and promotion and sponsorship program spending by $1.7 million;

•	a decrease in bad debt expense of $1.7 million resulting from improved collections and related reserve requirements;

•	translation of foreign subsidiary expenses from local currency into United States dollars of $1.4 million;

partially offset by:

•	refinancing fees of $5.4 million;

•	higher depreciation of $2.9 million primarily related to capital expenditures for information technology and office expansion/renovation;

•	mark-to-market adjustment in relation to foreign currency exchange forward contracts of $1.8 million;

•	increased equity compensation expense of $1.4 million primarily related to the modification of the 2006 Equity Incentive Plan, or Incentive Plan; and

•	spending related to the television advertising campaign for the True Fit cycling helmet launch of $1.1 million.

Restructuring and Other Infrequent Expenses

There were no restructuring and other infrequent expenses in 2009, as compared to $0.5 million in 2008. The expense in 2008 related to the closure of a Van Nuys, California manufacturing facility.

Amortization of Intangibles

Amortization of intangibles was $13.4 million for both 2009 and 2008 for finite-lived trademarks and tradenames, customer relationships, patents and licensing and other agreements.

Interest Expense, Net

Net interest expense increased $3.0 million to $44.9 million for 2009 from $41.9 million in 2008. The increase was due in part to the write-off of deferred financing fees of $8.8 million and payment of $2.9 million of premium/tender fees in relation to redeeming the senior subordinated notes, partially offset by reduced debt levels, lower borrowing rates in 2009 and an adjustment of $7.7 million to interest expense to reflect the change in the fair value of the interest rate swap during 2008. Changes in the fair value of the interest rate swap, which is not designated as a hedge, are recorded through earnings as part of interest expense throughout the term of the swap.

Income Tax Expense

We recorded an income tax expense of $4.7 million in 2009, an effective tax rate of 783.3%, as compared to an income tax expense of $18.0 million in 2008, an effective tax rate of 57.4%. The difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, changes to the reserve for uncertain tax positions and the permanent difference for Section 956 United States income recognition under section 956 of the Internal Revenue Code of 1986, as amended, or Code, which related to Canada’s investment in United States property. The outstanding balance on intercompany accounts was deemed taxable in the United States under Section 956 of the Code and subject to income tax in both 2009 and 2008.

2008 compared to 2007

Net income for 2008 was $13.4 million, as compared to $14.5 million for 2007. Our results for 2008 include the following items:

•	provision for excess and obsolete inventory write-offs of $6.0 million;

•	foreign currency transaction loss of $1.2 million;

•	research and development expenses of $13.3 million;

•	product liability settlement and litigation expenses of $7.1 million;

•	provision for allowance for doubtful accounts of $5.5 million;

•	equity compensation expense of $3.9 million;

•	expenses of $1.8 million related to severing executives and reorganizing our Company;

•	restructuring and other infrequent expenses of $0.5 million, related to the closure of our Van Nuys, California manufacturing facility;

•	interest expense (net) of $41.9 million; and

•	income tax expense of $18.0 million.

Our results for 2007 included the following items:

•	provision for excess and obsolete inventory write-offs of $5.0 million;

•	foreign currency transaction gains of $1.7 million;

•	research and development expenses of $12.6 million;

•	product liability settlement and litigation expenses of $4.9 million;

•	provision for allowance for doubtful accounts of $3.3 million;

•	consulting fees related to the Sarbanes-Oxley compliance program of $3.2 million;

•	expenses of $3.0 million related to severing executives and reorganizing our Company;

•	equity compensation expense of $2.8 million;

•	restructuring and other infrequent expenses of $0.6 million, primarily related to the closure of our Van Nuys, California manufacturing facility;

•	gain on sale of property, plant and equipment of $2.3 million;

•	interest expense (net) of $41.6 million; and

•	income tax expense of $11.4 million.

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

			Change
	2008	2007	$	%
	(Dollars in millions)
Team Sports	$433.7	$416.5	$17.2	4.1%
Action Sports	341.8	308.1	33.7	10.9%

	$775.5	$724.6	$50.9	7.0%

Net sales for 2008 were $775.5 million, as compared to $724.6 million in 2007. Team Sports net sales increased $17.2 million, or 4.1%, as compared to 2007. The increase is due to increased sales of baseball and softball products, ice hockey products, football helmets and reconditioning services, which were partially offset by a decrease in sales of branded collectible football products. Action Sports net sales increased $33.7 million, or 10.9%, when compared to 2007. The increase is due to increased sales of cycling helmets and accessories, fitness accessories and snowsports helmets, which were partially offset by a decrease in sales of powersports helmets in the mass channel.

Cost of Sales

The following table sets forth cost of sales for each of our segments for the years indicated:

	2008		2007
	$	% of Net Sales	$	% of Net Sales
	(Dollars in millions)
Team Sports	$263.2	60.7%	$256.6	61.6%
Action Sports	245.9	71.9%	219.0	71.1%

	$509.1	65.6%	$475.6	65.6%

For 2008, cost of sales was 65.6% of net sales, as compared to 65.6% of net sales for 2007. Team Sports cost of sales was 60.7% of net sales, as compared to 61.6% of net sales in 2007. The decrease is primarily attributable to a full year of cost savings realized in 2008 from transitioning the manufacturing of aluminum baseball and softball bats to Asia from the United States, increased selling prices to our customers of certain football products and lower inventory write-offs, partially offset by sales mix changes, including an increasing percentage of sales in the mass channel. Action Sports cost of sales was 71.9% of net sales, as compared to 71.1% of net sales in 2007. The increase is due to sales mix changes, including an increased percentage of sales in the mass channel, increased product costs driven by rising raw materials and labor costs and higher inventory write-offs, partially offset by increased selling prices to our customers.

Gross Profit

The following table sets forth gross profit for each of our segments for the years indicated:

	2008		2007
	$	% of Net Sales	$	% of Net Sales
	(Dollars in millions)
Team Sports	$170.5	39.3%	$159.9	38.4%
Action Sports	95.9	28.1%	89.1	28.9%

	$266.4	34.4%	$249.0	34.4%

For 2008, gross margin was 34.4% of net sales, as compared to 34.4% of net sales in 2007. Team Sports gross margin was 39.3% of net sales, an increase of 0.9 percentage points, as compared to 2007. The increase is primarily attributable to a full year of cost savings realized in 2008 from transitioning the manufacturing of aluminum baseball and softball bats to Asia from the United States, increased selling prices to our customers of certain football products and lower inventory write-offs, partially offset by sales mix changes, including an increased percentage of sales in the mass channel. Action Sports gross margin was 28.1% of net sales, a decrease of 0.8 percentage points, as compared to 2007, primarily due to a change in sales mix, including an increased percentage of sales in the mass channel, increased product costs driven by rising raw materials and labor costs and higher inventory write-offs, partially offset by increased selling prices to our customers.

Selling, General and Administrative Expenses

During 2008, SG&A expenses increased $9.2 million or 5.4%, as compared to 2007. The increase primarily relates to incremental investments in research and development and information technology of $0.7 million and $2.1 million, respectively, and increases in incentive compensation of $6.8 million, equity compensation of $1.1 million, additional allowance for doubtful accounts of $2.2 million, legal and product liability expenses of $0.8 million and $1.3 million of variable expenses related to increased sales, partially offset by a reduction in marketing expenses of $3.7 million and Sarbanes-Oxley compliance expenses of $2.3 million.

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

Interest Expense, Net

Interest expense, net increased $0.3 million to $41.9 million for 2008 from $41.6 million in 2007, due in part to the $7.7 million change in the fair value of the interest rate swap during 2008 in connection with an agreement entered into in April 2008, partially offset by reduced debt levels and lower prevailing interest rates in 2008. Changes in the fair value of the interest rate swap, which is not designated as a hedge, are recorded through earnings as part of interest expense throughout the term of the swap.

Income Tax Expense

We recorded an income tax expense of $18.0 million in 2008, an effective tax rate of 57.4%, as compared to an income tax expense of $11.4 million in 2007, an effective tax rate of 44.1%. The difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, and the permanent difference for Section 956 United States income recognition related to Canada’s investment in United States property. The outstanding balance on intercompany accounts was deemed taxable in the United States under Section 956 of the Internal Revenue Code and subject to income tax in 2008. The increase was also driven by higher amounts of pre-tax income in 2008 compared to 2007.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. With the exception of the fourth quarter of 2008 which was comprised of 14 weeks, each quarter is comprised of 13 weeks and in 2009, the quarters ended were April 4, July 4, October 3 and January 2, 2010. The operating results for any period are not necessarily indicative of results for any future period.

	For the Following Quarterly Periods
	First	Second	Third	Fourth
	(Dollars in millions)
		(Unaudited)
2009:
Net sales	$184.9	$187.3	$180.4	$163.7
Gross profit	60.2	60.4	62.0	51.3
Income from operations	9.9	14.8	18.2	2.6
Net income (loss)	1.0	3.9	6.3	(15.3)
2008:
Net sales	$182.1	$220.8	$203.4	$169.2
Gross profit	61.0	81.4	72.9	51.1
Income from operations	13.9	31.7	23.4	4.3
Net income (loss)	2.4	15.5	6.3	(10.8)

Liquidity and Capital Resources

Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily from the ABL Facility. The cash generated from operating activities, the issuance of the Notes offered on December 3, 2009, and the availability under the new ABL Facility are our principal sources of liquidity. Each are described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot guarantee that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL Facility in an amount sufficient to enable us to repay our indebtedness, including our senior secured notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control of our Company, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the ABL Facility or our Notes, on commercially reasonable terms or at all.

Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 53.3% at January 2, 2010, as compared to 56.8% at January 3, 2009. The decrease was primarily attributable to the decrease in debt and the increase in shareholder’s equity as a result of the capital contribution by RBG of $12.9 million for 2009.

From time to time, we review and will continue to review acquisition opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under the ABL Facility or complete public or private offerings of debt securities. If the capital markets present favorable opportunities to purchase our own debt, we may do so.

Senior Secured Credit Facility

In connection with the acquisition of Easton, we, together with RBG and certain of our domestic and Canadian subsidiaries, entered into a senior secured Credit and Guaranty Agreement, or the Previous Credit Agreement, with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders that provided for a $335.0 million term loan facility, a $70.0 million U.S. revolving credit facility and a Cdn$12.0 million Canadian revolving credit facility. In December 2009, we used the gross proceeds from the Notes offering (described below), the ABL Facility (described below) and cash on hand to repay the $272.1 million aggregate principal amount of the term loan portion of the Previous Credit Agreement, and to pay other related fees and expenses.

8.375% Senior Subordinated Notes

On September 30, 2004, in connection with the acquisition of Bell Sports Corp., or Bell, we issued $140.0 million of 8.375% senior subordinated notes due 2012, or the Previous Notes. In connection with the issuance of the Notes (described below) and the entering into the ABL Facility (described below), on December 3, 2009, our Company deposited funds with U.S. Bank National Association sufficient to redeem $140.0 million aggregate principal amount of our Previous Notes and the accrued and unpaid interest thereon through the date of redemption. The indenture, dated September 30, 2004 (as amended and supplemented to date), between our Company (as successor by merger to Riddell Bell Holdings, Inc.) and U.S. Bank National Association, as trustee, by which the Previous Notes were issued, was discharged on December 3, 2009.

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our then-existing indebtedness, or the Refinancing, we issued $350.0 million of 9.750% senior secured notes due December 2016. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. We may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. We may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, we may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10% of aggregate principal amount of the Notes at a price equal to 103% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under the New Holdco Facility has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

Among other provisions, the indenture governing the Notes contains certain restrictions that limits our ability to (1) incur, assume or guarantee additional debt, (2) pay dividends and make other restricted payments, (3) create liens, (4) use the proceeds from sales of assets and subsidiary stock, (5) enter into sale and leaseback transactions, (6) enter into agreements that restrict dividends from subsidiaries, (7) change our business, (8) enter into transactions with affiliates, and (9) transfer all or substantially all of our assets or enter into merger or consolidation transactions. The indenture governing the Notes also requires our Company to make an offer to repurchase the Notes at 101% of the principal amount following a change of control of our Company, and at 100% of the principal amount with the proceeds of certain sales of assets and subsidiary stock.

Subject to certain exceptions, the indenture governing the Notes permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. In addition, the indenture will not limit the amount of indebtedness that our direct or indirect parent entities, including EB Sports and RBG may incur.

ABL Credit Facility

Concurrently with the issuance of the Notes offered in December 2009, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount may be increased to allow borrowings of up to $300.0 million, subject to certain conditions, together with certain of our subsidiaries as Canadian Borrowers or Subsidiary Guarantors, with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., and Wachovia Capital Finance Corporation (New England), as co-syndication agents, and U.S. Bank National Association, as documentation agent, or the ABL Facility. We used the ABL Facility, together with a portion of the net proceeds of the Notes, to refinance our Previous Credit Agreement. Approximately $85.0 million of loans under the ABL Facility were drawn at the closing. The remainder of the ABL Facility available (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs.

Certain of our wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility under the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings by us are secured under the ABL Facility.

The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the ABL Facility is initially 3.75% for LIBOR or CDOR and 2.75% for the base rate, which is subject to adjustment to 3.25% for LIBOR or CDOR and 2.25% for the base rate based upon our average excess borrowing availability as calculated under the credit agreement for the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in respect of the unutilized commitments, which is initially 0.75% per annum and may be adjusted to 0.50% based upon our Company’s utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). We are also required to pay customary letter of credit fees.

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our parent and subsidiaries to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of its assets or enter into merger or consolidation transactions, (4) change its business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter swap agreements, (9) enter into transactions with affiliates, and (10) enter into agreements that restrict dividends from subsidiaries.

Holdco Facility Obligations

On December 3, 2009, EB Sports refinanced its previous senior unsecured credit agreement with Wachovia Investment Holdings, LLC and the lenders named therein pursuant to which EB Sports had borrowed $175.0 million, or the Previous Holdco Facility, through a new senior secured credit agreement, or the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility. Pursuant to the refinancing transaction, EB Sports borrowed $108.3 million under the New Holdco Facility. Borrowings under the New Holdco Facility are secured by a pledge of all capital stock of RBG and our Company. The New Holdco Facility is guaranteed by RBG and will, in the future, be guaranteed by any other subsidiary of EB Sports if such other subsidiary of EB Sports guarantees other indebtedness of either EB Sports or RBG.

Borrowings under the New Holdco Facility are not guaranteed by our Company or any of our subsidiaries and are senior unsecured obligations of EB Sports. However, EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. Given that EB Sports controls our Company’s direct parent, EB Sports has the ability, subject to the terms of our Company’s existing senior secured credit facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from our Company and our subsidiaries in order to fund its obligations under such loan.

As of January 2, 2010, the principal amount of loans issued under the New Holdco Facility was approximately $108.3 million, plus accrued and unpaid interest.

Sources and Uses of our Cash

Cash provided by operating activities was $53.8 million for 2009, as compared to $67.7 million of cash provided in 2008. The decrease in cash provided by operating activities primarily reflects (i) lower net income, (ii) lower accounts payable, (iii) lower accrued expenses due to the payment in 2009 for incentive compensation related to 2008 and the decrease in the accrual for incentive compensation in 2009 and (iv) lower noncurrent liabilities due to a reduction in the notional amount of our interest rate swap contracts related to our Refinancing, partially offset by (i) incremental inventory reductions in 2009, (ii) the receipt of a deposit for insurance in 2009 and (iii) lower accounts receivable due to the decline in net sales in 2009.

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

The Team Sports business is seasonal and driven primarily by baseball and softball, football and ice hockey buying patterns. Sales of baseball and softball products and accessories occur primarily during the warm weather months. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven primarily by hockey buying patterns with orders shipping in late spring for fall play.

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

The Action Sports business is also seasonal and driven primarily by the warm weather months conducive to cycling. As such, Action Sports sales are lowest during the fourth calendar quarter. The seasonal impacts have been mitigated slightly by the rise in snowsports sales which are sold primarily during the last two quarters of the year.

Action Sports typically experiences an increase in working capital in the first two fiscal quarters of the year as it builds inventory for the late spring and summer selling seasons for cycling products and ships preseason cycling helmet and accessory orders. Inventories of snowsports products increase in the second and third fiscal quarters in preparation for the upcoming fall-winter selling season. Working capital decreases in the third and fourth fiscal quarters as cycling and snowsports product inventories are reduced through the summer and fall-winter selling seasons, respectively and accounts receivable are collected.

We had $211.2 million in working capital as of January 2, 2010, as compared to $282.9 million at January 3, 2009. The $71.7 million decrease in working capital primarily results from the decrease in cash, lower accounts receivable and inventories and increase in borrowings under the ABL Facility, partially offset by the decrease in the current portion of long-term debt and accounts payable. We had $282.9 million in working capital at January 3, 2009 as compared to $262.8 million at December 29, 2007. Accounts receivable and inventory were $13.2 million and $11.8 million higher, respectively, at January 3, 2009 than at December 29, 2007. The increase in accounts receivable and inventory are primarily related to sales growth.

Cash used in investing activities was $16.1 million in 2009, as compared to $17.6 million used in 2008. For 2009, the amount was related to capital expenditures for the purchase of property, plant and equipment and intellectual property and in 2008 the amount was for capital expenditures solely related to the purchase of property, plant and equipment. Capital expenditures for 2009 were $15.7 million, as compared to $17.6 million in 2008. Capital expenditures made for both periods were primarily related to the implementation of our ERP system and enhancing new and existing products. We substantially completed in our second fiscal quarter of 2009 the implementation of the ERP system, an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. Through January 2, 2010, expenditures associated with implementing the ERP system were approximately $5.6 million for 2009 and total approximately $23.6 million since project inception. For fiscal years 2009, 2008 and 2007, we capitalized interest related to the project of $0.1 million, $0.1 million and $0.2 million, respectively.

Cash used in financing activities was $47.4 million in 2009, as compared to $19.7 million used in 2008. The increase in cash used primarily relates to re-financing our $335.0 million Previous Credit Agreement ($43.7 million of payments were made prior to the Refinancing and $272.1 million was outstanding at the date of the Refinancing), revolving credit facility ($0.0 million outstanding at date of the Refinancing) and $140.0 million of the Previous Notes and paying $17.5 million of capitalized debt issuance costs through the issuance of $350.0 million of senior secured notes (received $345.7 million of net proceeds) and drawing $85.0 million on the new revolving ABL Facility. We also received a $12.9 million capital contribution from RBG and paid $15.0 million on the new revolving ABL Facility in 2009. Cash used in financing activities was $19.7 million in 2008, as compared to $0.6 million in 2007. The primary reason for the difference is the $14.2 million of payments on the term loan facility, including the $10.0 million voluntary prepayment and the net payments made on the revolving credit facility of $5.5 million, whereas in 2007, we had $2.0 million of net borrowings on the revolving credit facility and $2.5 million of payments on the term loan facility.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2010 may be affected by the following:

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

•

Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of January 2, 2010, the outstanding principal balance under the ABL Facility was $70.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service debt payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

•

Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products, baseball and softball products and accessories occur primarily during the warm weather months. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

Contractual Requirements

Future payments required under our significant contractual obligations as of January 2, 2010 are as follows:

		Payments Due by Period
	Total	2010	2011 to 2012	2013 to 2014	2015 and Beyond
	(Dollars in thousands)
Long-term debt(1)	$420,000	$70,000	$—	$—	$350,000
Interest payments related to long-term debt(2)	236,031	34,125	68,250	68,250	65,406
Capital lease obligations(3)	152	32	64	56	—
Operating lease obligations	38,276	9,078	14,691	7,241	7,266
Sponsorship/royalty agreements	11,520	5,505	4,646	1,219	150

Total contractual cash obligations	$705,979	$118,740	$87,651	$76,766	$422,822

		Amount of Commitment Expiration per Period
	Total	2010	2011 to 2012	2013 to 2014	2015 and Beyond
Standby letters of credit and similar instruments	$3,406	$3,406	$—	$—	$—

Total commercial commitments and letters of credit	$3,406	$3,406	$—	$—	$—

(1)	Amounts include obligations pursuant to the ABL Facility and Notes that were outstanding on January 2, 2010. See “Liquidity and Capital Resources.”
(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.
(3)	Amounts include interest on capital lease obligations.

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

Revenue Recognition. Sales of products are recognized when title passes and risks of ownership have been transferred to our customer, which usually is upon shipment. Title generally passes to the dealer or distributor upon shipment from our facilities and the risk of loss upon damage, theft or destruction of the product in transit is the responsibility of the dealer, distributor or third party carrier. Reconditioning revenue is recognized upon the completion of services. Allowances for sales returns, discounts and allowances, including volume-based customer incentives, are estimated and recorded concurrent with the recognition of the sale. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

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

Long-lived and intangible assets. We follow the current accounting guidance relating to goodwill and trademarks, which have indefinite lives, are not amortized. The carrying values of all long-lived assets, excluding goodwill and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate) in accordance with current accounting guidelines. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model. For goodwill, on an annual basis the fair value of our reporting units are compared with their carrying value and an impairment loss is recognized if the carrying value of a reporting unit exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the discounted present value of estimated future cash flows. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.

We amortize certain definite-lived acquired intangible assets on a straight-line basis over estimated useful lives of seven to nineteen years for patents, seven to twenty years for customer relationships, four to five years for licensing and other agreements and seven years for finite-lived trademarks and tradenames. Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from an effective interest method.

Income Taxes. We follow the provisions of SFAS No. 109, “Accounting for Income Taxes”, which was codified into Topic 740, “Income Taxes”. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable. A portion of our deferred tax assets relate to net operating loss carryforwards. The realization of these assets is based upon estimates of future taxable income. Changes in economic conditions and the business environment and our assumptions regarding realization of deferred tax assets can have a significant effect on income tax expense.

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

Derivative Instruments and Hedging Activity. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. These contracts are not designated as hedges, and therefore, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to cost of sales in the Consolidated Statements of Operations and Comprehensive Income.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted accounting standards which requires us to expense Class B Common Units of our Parent, or Units, granted under our Parent’s Incentive Plan based upon the fair market value of the Units on the date of grant. We are amortizing the fair market value of Units granted over the vesting period of the Units and we are using the prospective method of adoption. For Units issued prior to January 1, 2006, we accounted for these Units using the intrinsic value method in accordance with previous accounting standards.

Recent Accounting Pronouncements

In 2009, we adopted an update to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, topic 855 (formerly SFAS No. 165) related to subsequent events. This update defines subsequent events as either recognized (previously referred to in practice as Type I) or non-recognized (previously referred to in practice as Type II). The adoption did not have a material impact on our financial position or results from operations.

In 2009, we adopted Accounting Standards Update, or ASU, 2009-05, Fair Value Measurements (Topic 820)—Measuring Liabilities at Fair Value. ASU 2009-05 amends ASC topic 820 by providing additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The adoption did not have a material impact on our financial position or results from operations.

In 2009, we adopted an update to FASB ASC topic 820 (formerly FSP SFAS 157-4) related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (that is, distressed or forced). This update affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced). The adoption did not have a material impact on our financial position or results from operations.

In 2009, we adopted an update to FASB ASC topic 805 (formerly SFAS No. 141 (R)) related to business combinations. New requirements include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The adoption did not have a material impact on our financial position or results from operations.

In 2009, we adopted an update to FASB ASC topic 350 (formerly FSP SFAS 142-3) related to the determination of the useful life of intangible assets. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset under FASB ASC topic 350 (formerly SFAS 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC topic 805, (formerly SFAS No. 141(R)). The adoption did not have a material impact on our financial position or results from operations.

In 2008, the FASB issued an update to FASB ASC topic 820 (formerly FSP SFAS 157-2). This update deferred the effective date of changes to fair value measurements as it relates to non-financial assets and liabilities including items such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination until fiscal years beginning after November 15, 2008. Effective January 1, 2009, we began applying the changes to the fair value measurements which were previously deferred. The adoption of these changes did not have a material impact on our financial position or results from operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. During the fiscal years ended January 2, 2010, January 3, 2009 and December 27, 2007, approximately 86.8%, 86.1% and 85.9% of our net sales were in United States dollars, respectively, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At January 2, 2010, there were foreign currency forward contracts in effect for the purchase of United States $44.5 million aggregated notional amounts, or approximately Cdn $46.6 million. We also had other contracts for Euro and British Pounds with the total United States aggregated notional amount of approximately $0.2 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year-end, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected first quarter 2010 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of January 2, 2010, the outstanding principal balance under this facility was $70.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate of 6.0% based on the ABL Facility balance of $70.0 million would result in approximately a $0.4 million increase in interest expense for the fiscal year ended January 2, 2010.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended January 2, 2010 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 41 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of

Easton-Bell Sports, Inc.

We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2010

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2010	January 3, 2009
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$33,318	$41,301
Accounts receivable, net	208,903	213,561
Inventories, net	127,915	147,163
Prepaid expenses	7,922	8,183
Deferred taxes	12,607	9,128
Other current assets	10,705	7,605

Total current assets	401,370	426,941
Property, plant and equipment, net	46,368	45,874
Deferred financing fees, net	17,255	12,055
Intangible assets, net	290,812	303,818
Goodwill	203,541	203,456
Other assets	1,299	5,501

Total assets	$960,645	$997,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$12,405
Revolving credit facility	70,000	—
Current portion of capital lease obligations	22	22
Accounts payable	70,910	81,245
Accrued expenses	49,256	50,397

Total current liabilities	190,188	144,069
Long-term debt, less current portion	345,715	443,383
Capital lease obligations, less current portion	102	123
Deferred taxes	42,104	39,794
Other noncurrent liabilities	18,699	23,252

Total liabilities	596,808	650,621

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at January 2, 2010 and January 3, 2009	—	—
Additional paid-in capital	356,788	341,197
Retained earnings	7,275	11,373
Accumulated other comprehensive loss	(226)	(5,546)

Total stockholder’s equity	363,837	347,024

Total liabilities and stockholder’s equity	$960,645	$997,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended January 2, 2010	Fiscal Year Ended January 3, 2009	Fiscal Year Ended December 29, 2007
	(Amounts in thousands)
Net sales	$716,330	$775,539	$724,639
Cost of sales	482,428	509,127	475,656

Gross profit	233,902	266,412	248,983
Selling, general and administrative expenses	175,038	179,187	170,022
Amortization of intangibles	13,406	13,407	13,220
Restructuring and other infrequent expenses	—	492	589
Gain on sale of property, plant and equipment	—	—	(2,339)

Income from operations	45,458	73,326	67,491
Interest expense, net	44,910	41,909	41,590

Income before income taxes	548	31,417	25,901
Income tax expense	4,646	18,004	11,432

Net (loss) income	(4,098)	13,413	14,469
Other comprehensive income:
Foreign currency translation adjustment	5,320	(11,296)	5,511

Comprehensive income	$1,222	$2,117	$19,980

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	(Amounts in thousands, except share data)
Balance as of December 30, 2006	100	334,432	(16,509)	239	318,162
Equity compensation expense	—	2,845	—	—	2,845
Net income in 2007	—	—	14,469	—	14,469
Foreign currency translation adjustment	—	—	—	5,511	5,511

Balance as of December 29, 2007	100	337,277	(2,040)	5,750	340,987
Equity compensation expense	—	3,920	—	—	3,920
Net income in 2008	—	—	13,413	—	13,413
Foreign currency translation adjustment	—	—	—	(11,296)	(11,296)

Balance as of January 3, 2009	100	341,197	11,373	(5,546)	347,024
Equity compensation expense	—	5,327	—	—	5,327
Net loss in 2009	—	—	(4,098)	—	(4,098)
Capital contribution by RBG	—	12,858	—	—	12,858
Distribution to RBG	—	(2,594)	—	—	(2,594)
Foreign currency translation adjustment	—	—	—	5,320	5,320

Balance as of January 2, 2010	100	$356,788	$7,275	$(226)	$363,837

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 2, 2010	Fiscal Year Ended January 3, 2009	Fiscal Year Ended December 29, 2007
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(4,098)	$13,413	$14,469
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,530	25,622	23,126
Amortization of deferred financing fees	3,530	3,578	3,638
Deferred financing fees of old debt written-off	8,775	—	—
Equity compensation expense	5,327	3,920	2,845
Deferred income taxes	(1,169)	12,390	4,282
Gain on sale of property, plant and equipment	—	—	(2,339)
Disposal of property, plant and equipment	3	12	382
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	7,580	(17,583)	(14,615)
Inventories, net	21,344	(14,606)	1,823
Other current and noncurrent assets	1,278	(1,155)	(1,083)
Accounts payable	(10,789)	21,381	3,328
Accrued expenses	(2,002)	9,351	(18,723)
Other current and noncurrent liabilities	(4,515)	11,372	(784)

Net cash provided by operating activities	53,794	67,695	16,349

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,656)	(17,618)	(16,827)
Purchase of intellectual property	(400)	—	—
Proceeds from sale of property, plant and equipment	—	—	3,331
Settlement of preacquisition contingency	—	—	4,920
Purchase of business, net of cash acquired	—	—	(1,534)

Net cash used in investing activities	(16,056)	(17,618)	(10,110)

Cash flows from financing activities:
Payments on capital lease obligations	(21)	(21)	(44)
Proceeds from old revolving credit facility	6,000	53,000	107,100
Payments on old revolving credit facility	(6,000)	(58,500)	(105,100)
Payments on new revolving ABL credit facility	(15,000)	—	—
Proceeds from new revolving ABL credit facility	85,000	—	—
Proceeds from issuance of senior secured notes	345,677	—	—
Payments on old senior term notes	(315,788)	(14,187)	(2,513)
Extinguishment of senior subordinated notes	(140,000)	—	—
Capital contribution by RBG	12,858	—	—
Distribution to RBG	(2,594)	—	—
Payment of debt issuance costs	(17,505)	—	—

Net cash used in financing activities	(47,373)	(19,708)	(557)

Effect of exchange rate changes on cash and cash equivalents	1,652	(5,991)	1,342

(Decrease) increase in cash and cash equivalents	(7,983)	24,378	7,024
Cash and cash equivalents, beginning of year	41,301	16,923	9,899

Cash and cash equivalents, end of year	$33,318	$41,301	$16,923

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as specified)

1. Business and Summary of Significant Accounting Policies

Organization and Business

Unless otherwise indicated, all references in this Form 10-K to Easton-Bell, we, us, our, and the Company refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to Easton, Bell and Riddell refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp., or RBG, which, in turn, is a wholly-owned subsidiary of EB Sports Corp., or EB Sports, of which 100% of its issued and outstanding voting common stock is owned by Easton-Bell Sports, LLC, the ultimate parent company, or the Parent.

Our Company is a designer, developer and marketer of sporting goods and related accessories under authentic brands. Our products are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snowsports, powersports and skateboarding. We currently sells a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snowsports helmets and accessories) and Riddell (football and reconditioning services).

Reporting Period

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2009, or 2009, was comprised of 52 weeks and ended on January 2, 2010. Fiscal year 2008, or 2008, was comprised of 53 weeks and ended on January 3, 2009. Fiscal year 2007, or 2007, was comprised of 52 weeks and ended on December 29, 2007.

Principles of Consolidation

The consolidated financial statements of our Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Our Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at January 2, 2010 and January 3, 2009 were $33,318 and $41,301, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable at January 2, 2010 and January 3, 2009 are net of allowances for doubtful accounts of $6,453 and $7,273, respectively. We sell our products to a wide range of customers. Our customers are not geographically concentrated. As of January 2, 2010 and January 3, 2009, 32.7% and 30.7%, respectively, of our gross accounts receivable were attributable to our top ten customers. In 2009, 2008 and 2007, one Action Sports customer accounted for 13.9%, 15.3% and 13.9% of our net sales, respectively, but no other customer accounted for more than 10% of our net sales. Our Company’s top ten customers accounted for approximately 34.1%, 32.9% and 30.2% of our net sales for 2009, 2008 and 2007, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. An allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when we determine that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with our customer.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis. At January 2, 2010 and January 3, 2009, we had a reserve for excess and obsolete inventories of $7,748 and $7,736, respectively. Inventories consisted of the following at January 2, 2010 and January 3, 2009:

	2009	2008
Raw materials	$17,593	$17,083
Work-in-process	1,995	2,567
Finished goods	108,327	127,513

	$127,915	$147,163

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

Buildings and leasehold improvements	Ten to twenty years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three to five years

Property, plant and equipment consisted of the following at January 2, 2010 and January 3, 2009:

	2009	2008
Land	$105	$105
Building and leasehold improvements	11,634	10,804
Machinery and equipment	28,301	23,095
Office equipment and furniture	3,344	3,017
Computer equipment and software	30,313	22,911
Construction in progress	10,113	10,165

	83,810	70,097
Less accumulated depreciation	(37,442)	(24,223)

	$46,368	$45,874

Depreciation expense relating to all property, plant and equipment amounted to $15,124, $12,215 and $9,906 for 2009, 2008 and 2007, respectively.

Capitalized costs of internal use software is amortized on a straight-line basis over the estimated useful life commencing from the date the software asset is ready for its intended use.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Goodwill and Intangible Assets

Goodwill and other indefinite-lived intangible assets resulting from acquisitions are not amortized. A fair value method of testing goodwill and other indefinite-lived intangible assets for impairment is completed on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the indefinite-lived intangible asset or a reporting unit (for goodwill) below its carrying value. Our Company’s annual impairment assessments are performed as of the fiscal year end date by determining an estimate of the fair value of our indefinite-lived intangible assets or, for goodwill, the fair value of the reporting units to evaluate whether an impairment exists. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component.

The results of our Company’s analysis indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2009, 2008 or 2007. We also reviewed our finite-lived intangible assets and noted no impairment occurred in the carrying amount in 2009, 2008 or 2007.

Our Company’s acquired intangible assets are as follows at January 2, 2010 and January 3, 2009:

	January 2, 2010		January 3, 2009
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,579)	$1,702	$(1,333)
Customer relationships	59,180	(30,925)	59,180	(25,484)
Patents	60,345	(29,817)	60,345	(23,358)
Licensing and other	5,900	(4,778)	5,900	(3,518)

Total	$127,127	$(67,099)	$127,127	$(53,693)

Indefinite-lived intangible assets:
Trademarks	$230,784		$230,384

Our Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 7 years for finite-lived trademarks and tradenames, 7 to 20 years for customer relationships, 7 to 19 years for patents and 4 to 5 years for licensing and other agreements. As of January 2, 2010, the weighted average life is 6.0 years for finite-lived trademarks and tradenames, 11.4 years for customer relationships, 9.2 years for patents, 3.7 years for licensing and other agreements and the overall weighted average life for acquired intangible assets is approximately 9.9 years. For 2009, 2008 and 2007 acquired intangible asset amortization was $13,406, $13,407 and $13,220, respectively. We estimate that amortization of existing intangible assets will be $11,764, $9,576, $9,351, $6,826 and $6,063 for 2010, 2011, 2012, 2013 and 2014, respectively.

Our Company does not amortize most of our trademarks, which are determined to have indefinite lives. The Riddell tradename has been in existence since 1929. The Riddell brand is currently one of the most widely recognized and sold football helmet brands in the world. This brand is one of the primary product lines of our Company’s business and management plans to use the trademark for an indefinite period of time. We plan to continue to make investments in product development to enhance the value of the brand in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that we are aware of that our Company believes would limit the useful life of the trademark. The Riddell trademark registration can be renewed in the countries in which we operate at a nominal cost.

As a result of our Company’s acquisition of Bell in September 2004, we identified the Bell, Giro and Blackburn trademarks as indefinite-lived assets. The Bell, Giro and Blackburn trademarks have been in existence since 1952, 1986 and 1988, respectively. We plan to use these trademarks for an indefinite period of time and will continue to make investments in product development to enhance the value of the brands in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that we aware of that our Company believes would limit the useful life of the trademarks. The Bell, Giro and Blackburn trademark registrations can be renewed in the countries in which we operate at a nominal cost.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

As a result of our Company’s acquisition of Easton in March 2006, we identified the Easton trademark as an indefinite-lived asset. The Easton brand has been in existence since 1922 and we plan to use this trademark for an indefinite period of time and will continue to make investments in product development to enhance the value of the brand in the future. There are no legal, regulatory, contractual, competitive, economic or other factors that we are aware of that our Company believes would limit the useful life of the Easton trademark.

Changes in the carrying amount of goodwill during the year ended January 2, 2010 and January 3, 2009 are summarized as follows:

	Team Sports	Action Sports	Consolidated
Balance as of December 29, 2007	141,977	61,464	203,441
Adjustment to purchase price allocations	15	—	15

Balance as of January 3, 2009	141,992	61,464	203,456
Adjustment to purchase price allocations	85	—	85

Balance as of January 2, 2010	$142,077	$61,464	$203,541

The carrying amount of goodwill related to the Team Sports segment was increased in 2009 and 2008 by $85 and $15, respectively, due to the settlement of a preacquisition contingency in connection with earn-out payments related to Riddell.

Long-Lived Assets

Our Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2009, 2008 and 2007, we did not have any impairment of long-lived assets.

Deferred Financing Fees

Deferred financing fees are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. Our Company amortized $3,530, $3,578 and $3,638 of debt issuance fees during 2009, 2008 and 2007, respectively. In December 2009, $8,775 of deferred financing fees related to the old debt were written off as a result of the re-financing of our debt and included in Interest Expense, Net as reflected in the Consolidated Statements of Operations and Comprehensive Income.

Income Taxes

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Revenue Recognition

Sales of products are recognized when title passes and risks of ownership have been transferred to our customer, which usually is upon shipment. Title generally passes to our dealer or distributor upon shipment from our Company’s facilities and the risk of loss upon damage, theft or destruction of the product in transit is the responsibility of our dealer or distributor. Reconditioning revenue is recognized upon the completion of services. Allowances for sales returns, discounts and allowances, including volume-based customer incentives, are estimated and recorded concurrent with the recognition of the sale. Royalty income, which historically has not been material, is recorded when earned based upon contract terms with licensees which provide for royalties.

Warranty Obligations

Our Company records a product warranty obligation at the time of sale based on our historical experience. We estimate our warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

The following is a reconciliation of the changes in our Company’s product warranty liability for 2009 and 2008.

	Year Ended
	2009	2008
Beginning of year	$3,663	$3,390
Warranty costs incurred during the period	(4,438)	(5,975)
Warranty expense recorded during the period	4,017	6,248

End of year	$3,242	$3,663

Advertising Costs

Our Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $4,486, $3,777 and $4,208, for 2009, 2008 and 2007, respectively.

Shipping and Handling

All shipping and handling fees billed to our customers are included as a component of net sales. Shipping and handling costs incurred by us are included in cost of sales.

Research and Development Expenses

Our Company expenses all research and development costs as incurred. Research and development expenses were approximately $13,535, $13,339 and $12,615 for 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues during the reporting period. Actual results could differ from those estimates. The estimates made by our management primarily relate to accounts receivable allowances, inventory reserves, product liability reserves, deferred income taxes, intangible assets, goodwill and certain other liabilities.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Foreign Currency Translation

The financial position and results of operations outside the United States are measured using the local currency as the functional currency. Revenues and expenses are translated into United States dollars at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated using the exchange rates at the balance sheet date. Translation adjustments are included in accumulated other comprehensive income in stockholder’s equity. Gains and losses, which result from foreign currency transactions, are included in earnings.

Fair Values of Financial Instruments

The carrying amounts reported in our Company’s Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable, net and Accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under our senior secured credit facility approximates fair value based on borrowing rates currently available to us for loans with similar terms and average maturities. The estimated fair value of our 9.75% senior secured notes, including accrued interest, based on their quoted market value was $365,626, as compared to its carrying value of $348,654 at January 2, 2010.

Stock-Based Employee Compensation

Our Company will expense Class B Common Units, or Units, granted under our Parent’s equity incentive plan, or the Incentive Plan, based upon the fair market value calculation under the Black-Scholes Option Pricing Model of such Units on the date of grant. We amortize the fair market value of the Units granted over the vesting period of the Units. For Units issued prior to January 1, 2006, we accounted for these Units using the intrinsic value method.

Recent Accounting Pronouncements

In 2009, we adopted an update to Financial Accounting Standards Board or FASB Accounting Standards Codification or ASC, topic 855 (formerly SFAS No. 165) related to subsequent events. This update defines subsequent events as either recognized (previously referred to in practice as Type I) or non-recognized (previously referred to in practice as Type II). The adoption did not have a material impact on our financial position or results from operations.

In 2009, we adopted Accounting Standards Update or ASU, 2009-05, Fair Value Measurements (Topic 820)—Measuring Liabilities at Fair Value. ASU 2009-05 amends ASC topic 820 by providing additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The adoption did not have a material impact on our financial position or results from operations.

In 2009, we adopted an update to FASB ASC topic 820 (formerly FSP SFAS 157-4) related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (that is, distressed or forced). This update affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced). The adoption did not have a material impact on our financial position or results from operations.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

In 2009, we adopted an update to FASB ASC topic 805 (formerly SFAS No. 141 (R)) related to business combinations. New requirements include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The adoption did not have a material impact on our financial position or results from operations.

In 2009, we adopted an update to FASB ASC topic 350 (formerly FSP SFAS 142-3) related to the determination of the useful life of intangible assets. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset under FASB ASC topic 350 (formerly SFAS 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC topic 805, (formerly SFAS No. 141(R)). The adoption did not have a material impact on our financial position or results from operations.

In 2008, the FASB issued an update to FASB ASC topic 820 (formerly FSP SFAS 157-2). This update deferred the effective date of changes to fair value measurements as it relates to non-financial assets and liabilities including items such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination until fiscal years beginning after November 15, 2008. Effective January 1, 2009, we began applying the changes to the fair value measurements which were previously deferred. The adoption of these changes did not have a material impact on our financial position or results from operations.

2. Long-term Debt

Long-term debt consisted of the following at January 2, 2010 and January 3, 2009:

	2009	2008
Senior Secured Credit Facility:
Term loan facility	$—	$315,788
ABL credit facility	70,000	—
8.375% Senior subordinated notes	—	140,000
9.750% Senior secured notes	350,000	—
Capital lease obligations	124	145

Total long-term debt	420,124	455,933
Less unamortized debt discount on senior secured notes	(4,285)	—
Less current maturities of long-term debt	(70,022)	(12,427)

Long-term debt, less current portion	$345,817	$443,506

On March 16, 2006, in connection with the Easton acquisition, our Company together with RBG and certain domestic and Canadian subsidiaries, entered into a senior secured Credit and Guaranty Agreement, or the Previous Credit Agreement, with Wachovia Bank, National Association, as the administrative agent, and a syndicate of lenders that provided for a $335,000 term loan facility, a $70,000 U.S. revolving credit facility and a Cdn$12,000 Canadian revolving credit facility.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

On December 3, 2009, our Company used the gross proceeds from the Notes offering (described below), the ABL Facility (described below) and cash on hand to repay, (1) all borrowings outstanding under the Previous Credit Agreement and terminating that facility by paying $272,142 aggregate principal amount of the term loan portion of the Previous Credit Agreement, (2) redeeming $140,000 aggregate principal amount of our 8.375% senior subordinated notes in accordance with their terms, (3) terminating interest rate swap contracts relating to our then existing senior secured credit facility and (4) paying related fees and expenses. We refer to this transaction as the Refinancing.

8.375% Senior Subordinated Notes

On September 30, 2004, in connection with the acquisition of Bell, our Company issued $140,000 of 8.375% senior subordinated notes due 2012, or the Previous Notes. In connection with the issuance of the 9.750% Senior Secured Notes (described below) and entering into the ABL Facility (described below), on December 3, 2009, we deposited funds with a trustee, U.S. Bank National Association sufficient to redeem $140,000 aggregate principal amount of our Previous Notes and the accrued and unpaid interest thereon through the date of redemption. The indenture pursuant to which the Previous Notes were issued, dated September 30, 2004 (as amended and supplemented), between our Company and U.S. Bank National Association, as trustee, by which the Previous Notes were issued, was discharged on December 3, 2009.

9.750% Senior Secured Notes

In December 2009, in connection with the Refinancing of our Company’s then-existing indebtedness, we issued $350,000 of 9.750% senior secured notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10% of aggregate principal amount of the Notes at a price equal to 103% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35% of the aggregate principal amount of the Notes that were issued on December 3, 2009 at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under the New Holdco Facility has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

Among other provisions, the indenture governing the Notes contains certain restrictions that limits our Company’s ability to (1) incur, assume or guarantee additional debt, (2) pay dividends and make other restricted payments, (3) create liens, (4) use the proceeds from sales of assets and subsidiary stock, (5) enter into sale and leaseback transactions, (6) enter into agreements that restrict dividends from subsidiaries, (7) change our business, (8) enter into transactions with affiliates, and (9) transfer all or substantially all of our assets or enter into merger or consolidation transactions. The indenture governing the Notes also requires us to make an offer to repurchase the Notes at 101% of the principal amount following a change of control of our Company, and at 100% of the principal amount with the proceeds of certain sales of assets and subsidiary stock.

Subject to certain exceptions, the indenture governing the Notes permits our Company and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. In addition, the indenture will not limit the amount of indebtedness that our direct or indirect parent entities, including EB Sports and RBG, may incur.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

ABL Credit Facility

Concurrently with the issuance of the Notes offered on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., and Wachovia Capital Finance Corporation (New England), as co-syndication agents, and U.S. Bank National Association, as documentation agent, or the ABL Facility. We used the ABL Facility, together with a portion of the net proceeds of the Notes, to refinance our Previous Credit Agreement. Approximately $85,000 of loans under the ABL facility were drawn at the closing of our Refinancing. The remainder of the availability under the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At January 2, 2010, we had $70,000 outstanding under the ABL facility.

Certain of the Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility under the ABL Facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility under the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At January 2, 2010, we had a zero balance outstanding under the Canadian ABL facility.

The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate, or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the ABL Facility is initially 3.75% for LIBOR or CDOR and 2.75% for the base rate, which is subject to adjustment to 3.25% for LIBOR or CDOR and 2.25% for the base rate based upon our average excess borrowing availability as calculated under the credit agreement for the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in respect of the unutilized commitments, which is initially 0.75% per annum and may be adjusted to 0.50% based upon our utilization of the ABL Facility (increasing when utilization is lower and decreasing when utilization is higher). We are also required to pay customary letter of credit fees.

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability RBG and its subsidiaries to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of its assets or enter into merger or consolidation transactions, (4) change their business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter swap agreements, (9) enter into transactions with affiliates, and (10) enter into agreements that restrict dividends from subsidiaries.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

As of January 2, 2010, the aggregate contracted maturities of long-term debt are as follows:

Fiscal Year Ending	Senior Secured Notes	Capital Leases	Total
2010	$—	$22	$22
2011	—	24	24
2012	—	26	26
2013	—	28	28
2014	—	24	23
Thereafter	350,000	—	350,000

	$350,000	$124	$350,124

Cash payments for interest were $32,528, $27,130 and $38,547 for 2009, 2008 and 2007, respectively.

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At January 2, 2010 and January 3, 2009, outstanding letters of credit issued under the revolving credit facilities totaled $3,406 and $3,772, respectively. The amount of unused lines of credit at January 2, 2010 and January 3, 2009, was $85,242 and $76,140, respectively. The average interest rate on short term borrowings under the credit facilities during 2009 and 2008 was 4.2% and 6.1%, respectively.

In connection with the Refinancing in December 2009, our Company expensed $8,775 in debt acquisition costs associated with the prior debt as the refinancing represented an extinguishment of the related syndicated debt. We also incurred bank and other fees of $22,483 from third parties related to the acquisition of the new syndication of debt. We recorded $17,506 as new debt acquisition costs. In addition, we amortized $3,530, $3,578 and $3,638 of debt issuance costs during 2009, 2008 and 2007, respectively.

Holdco Facility Refinancing and Equity Investment

On December 3, 2009, EB Sports refinanced its previous senior unsecured credit agreement with Wachovia Investment Holdings, LLC and the lenders named therein pursuant to which EB Sports had borrowed $175,000, or the Previous Holdco Facility, through (i) a new senior secured credit agreement, or the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility, (ii) an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC and certain existing investors of Parent and EB Sports and their respective affiliates of $1,725 in cash in exchange for Class C Common Units of our Parent (of which, $1,466 was contributed by Parent to EB Sports) and (iii) an equity investment from the Fenway Investors and certain existing investors of EB Sports and their respective affiliates of $113,275 in cash in exchange for new non-voting (other than rights to designate one director of EB Sports), non-redeemable Series A Preferred Stock of EB Sports, or the Series A Preferred Stock. The Series A Preferred Stock accrues dividends quarterly at a rate of 17.5% per annum. In addition to the $13,200 invested by existing investors of Parent, their respective affiliates and Paul Harrington in August 2009, the issuance of new shares of Series A Preferred Stock on December 3, 2009 resulted in an aggregate of $126,400 invested in Series A Preferred Stock immediately after giving effect to the financing.

Under the terms of the refinancing transaction, the net proceeds from the equity issuance were used to repurchase loans under the Previous Holdco Facility at a price of 90% of the principal amount thereof, and the consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into a new facility with a maturity date of December 31, 2015. The Previous Holdco Facility has been terminated. At closing, EB Sports had borrowed $108,268 under the New Holdco Facility. Borrowings under the New Holdco Facility are secured by a pledge of all capital stock of RBG and Easton-Bell. The New Holdco Facility is guaranteed by RBG and will, in the future, be guaranteed by any other subsidiary of EB Sports if such other subsidiary of EB Sports guarantees other indebtedness of either EB Sports or RBG. Borrowings under the New Holdco Facility through May 1, 2012 will bear interest at 11.5% per annum and EB Sports may elect to pay interest in cash or defer interest by adding it to the aggregate amount of principal due under the loan. Interest after May 1, 2012 will be paid in cash; provided, that prior to maturity if EB Sports does not have sufficient cash on hand and Easton-Bell is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of Easton-Bell management) to permit Easton-Bell to distribute cash in an amount sufficient to allow such payment, EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Borrowings under the New Holdco Facility are not guaranteed by us or any of our subsidiaries and are senior unsecured obligations of EB Sports. However, given that EB Sports controls our Company’s direct parent, EB Sports has the ability, subject to the terms of the ABL Facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from us and our subsidiaries in order to fund its obligations under such loan.

As of January 2, 2010, the principal amount of loans issued under the New Holdco Facility was approximately $108,268, plus accrued and unpaid interest.

3. Accrued Expenses

Accrued expenses consist of the following at January 2, 2010 and January 3, 2009:

	2009	2008
Salaries, wages, commissions and bonuses	$7,119	$13,717
Advertising	5,411	4,919
Rebates	4,411	4,160
Warranty	3,242	3,663
Product liability - current portion	5,130	3,647
Royalties	2,268	1,771
Interest	3,434	6,335
Income taxes	2,581	1,563
Other	15,660	10,622

	$49,256	$50,397

4. Leases

Our Company leases various facilities and equipment. As of January 2, 2010, future minimum commitments for capital leases and for operating leases with non-cancelable terms are as follows:

Fiscal Year Ending	Capital Leases	Operating Leases
2010	$32	$9,078
2011	32	7,712
2012	32	6,978
2013	32	4,210
2014	24	3,032
Thereafter	—	7,266

Total minimum lease payments	152	$38,276

Less amount representing interest	(28)

Present value of minimum lease payments, including current maturities of $22	$124

Property and equipment includes the following amounts under capital leases at January 2, 2010 and January 3, 2009:

	2009	2008
Leasehold improvements	$247	$247
Furniture and fixtures	—	19

	247	266
Less accumulated depreciation	(161)	(160)

	$86	$106

Rent expense for operating leases was approximately $9,698, $9,559 and $9,471 for 2009, 2008 and 2007, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

5. Employee Benefit Plans

As of January 2, 2010, our Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Funding and administrative expense for these plans was approximately $18, $19 and $14 for 2009, 2008 and 2007, respectively. Further disclosures have not been made due to the immateriality of these plans.

As of January 2, 2010, our Company had one defined contribution plan covering substantially all of our non-union employees. Prior to 2007, we had three defined contribution plans which were combined at the beginning of the 2007 fiscal year. Through March 31, 2009, we contributed to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Effective April 1, 2009, we contribute to each participant a matching contribution determined on a discretionary basis. No discretionary contributions were made to the plan for 2009. Expenses related to these plans amounted to approximately $570, $1,144 and $1,956 for 2009, 2008 and 2007, respectively.

6. Segment Information

Our Company has two reportable segments: Team Sports and Action Sports. The vast majority of Easton’s activity is reflected in our Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. Following the acquisition of Easton, our Action Sports segment includes Easton’s cycling business. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Segment results for 2009, 2008 and 2007 are as follows:

	Team Sports	Action Sports	Consolidated
Year ended January 2, 2010:
Net sales	$387,021	$329,309	$716,330
Income from operations	46,078	42,237	88,315
Depreciation	9,030	6,094	15,124
Capital expenditures	8,297	7,359	15,656
Year ended January 3, 2009:
Net sales	$433,722	$341,817	$775,539
Income from operations	73,049	35,587	108,636
Depreciation	6,601	5,614	12,215
Capital expenditures	10,540	7,078	17,618
Year ended December 29, 2007:
Net sales	$416,558	$308,081	$724,639
Income from operations	70,790	30,187	100,977
Depreciation	4,629	4,017	8,646
Capital expenditures	10,432	6,395	16,827

	Team Sports	Action Sports	Consolidated
Assets
January 2, 2010	$585,775	$374,870	$960,645
January 3, 2009	609,793	387,852	997,645

	Fiscal Year
	2009	2008	2007
Segment income from operations	$88,315	$108,636	$100,977
Equity compensation expense	(5,327)	(3,920)	(2,845)
Restructuring and other infrequent expenses	—	(492)	(589)
Amortization of intangibles	(13,406)	(13,407)	(13,220)
Corporate expenses	(24,124)	(17,491)	(16,832)

Consolidated income from operations	$45,458	$73,326	$67,491

(a) The following table summarizes net sales by product line. The categorization of our Company’s products into product lines is based on the characteristics of the individual products and is subject to judgment in some cases and can vary over time. In instances where products move between product lines, we reclassify the amounts in the product lines for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each product line.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

	2009		2008		2007
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Team Sports
Baseball and softball products	$136,924	19.1%	$156,692	20.3%	$151,103	20.9%
Ice hockey products	107,273	15.0	117,357	15.1	112,307	15.5
Football products and reconditioning	81,947	11.4	83,164	10.7	75,762	10.5
Other products and licensing	60,877	8.5	76,509	9.9	77,386	10.7

	$387,021	54.0%	$433,722	56.0%	$416,558	57.6%
Action Sports
Cycling helmets	$141,945	19.8%	$149,745	19.3%	$133,799	18.5%
Snowsports helmets	43,994	6.1	36,460	4.7	28,702	3.9
Powersports products	9,164	1.3	14,301	1.8	16,284	2.2
Premium cycling components and accessories	39,914	5.6	50,352	6.5	45,813	6.3
Fitness accessories	17,921	2.5	17,707	2.3	15,201	2.1
Cycling accessories	76,371	10.7	73,252	9.4	68,282	9.4

	$329,309	46.0%	$341,817	44.0%	$308,081	42.4%

Total Net Sales	$716,330	100.0%	$775,539	100.0%	$724,639	100.0%

(b) Net sales by customer location for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
North America	$602,367	$661,729	$628,186
Europe	100,137	85,942	70,774
Other	13,826	27,868	25,679

	$716,330	$775,539	$724,639

(c) Property, plant and equipment, net by location as of January 2, 2010 and January 3, 2009 was as follows:

	2009	2008
North America	$34,985	$39,013
Other	11,383	6,861

	$46,368	$45,874

(d) Total assets by location as of January 2, 2010 and January 3, 2009 was as follows:

	2009	2008
North America	$945,001	$982,026
Other	15,644	15,619

	$960,645	$997,645

7. Product Liability, Litigation and Other Contingencies

Product Liability

Our Company is subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by our Company and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot be determined. Our management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our product liability coverage is written under a policy expiring in July 2011 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our Company’s first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2011. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2011, for a total limit of $43,000.

Litigation and Other Contingencies

In addition to the matters discussed in the preceding paragraphs, our Company is a party to various non-product liability legal claims and actions incidental to our business, including without limitation, claims relating to intellectual property as well as employment related matters. Our management believes that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

8. Income Taxes

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” or FIN 48, which was codified into FASB ASC topic 740, “Income Taxes” or ASC 740. This guidance addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, our Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Our Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest accrued on unrecognized tax benefits at January 2, 2010 was zero. We have net operating loss carryforwards and therefore, no tax would be due should these uncertain tax positions reverse. The total amount of unrecognized tax benefits at January 2, 2010 was $2,690.

Our Company adopted the provisions of ASC 740 on December 31, 2006. Upon adoption of ASC 740, we had a tax reserve related to an Internal Revenue Service, or IRS, exam for 2002 and 2003 equal to $2,774. Additionally, we had booked interest expense of $416 for this reserve. The two issues before the IRS related to the Section 263A calculation and the deductibility of transaction costs related to the acquisition of Riddell. A resolution was agreed to during 2007 and utilized a portion of the ASC 740 tax reserve for $534. The remaining portion of the ASC 740 reserve of $2,240 was reversed against Riddell goodwill because the reserve was established in purchase accounting. No interest was due on the settlement, and therefore, the interest which had been previously accrued was reversed through the 2007 income tax expense.

A reconciliation of the total gross amount of unrecognized tax benefits at January 2, 2010 and January 3, 2009 is as follows (in thousands):

	2009	2008
Beginning balance	$—	$—
Additions for tax positions of the current year	2,530	—
Additions for tax positions of the prior year	160	—

Ending balance	$2,690	$—

Our Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2006 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 1994. The tax years for Riddell remain open back to 2004.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Income tax expense (benefit) consisted of the following for January 2, 2010, January 3, 2009 and December 29, 2007:

	2009	2008	2007
Current tax expense (benefit):
Federal	$3	$499	$(416)
State	1,386	1,167	641
Foreign	1,919	3,948	6,925

	3,308	5,614	7,150

Deferred tax expense (benefit):
Federal	2,041	10,612	10,612
State	175	1,964	1,964
Foreign	(878)	(186)	(186)

	1,338	12,390	12,390

Income tax expense	$4,646	$18,004	$18,004

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive Income for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 is as follows:

	2009	2008	2007
Provision for income taxes at United States federal statutory rate of 35%	$192	$10,996	$9,065
State and local income taxes, net of federal income tax effect	1,015	2,641	798
Taxes on foreign income which differ from the United States statutory rate	(1,423)	111	173
Non-deductible equity compensation expense	1,864	1,372	996
Tax effect of other permanent items	1,197	1,771	400
FIN 48/ASC 740-10 activity	2,690
Other	(889)	1,113	—

	$4,646	$18,004	$11,432

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at January 2, 2010 and January 3, 2009:

	2009	2008
Deferred income tax assets:
Receivable reserves	$2,474	$2,931
Inventory	3,786	2,812
Accrued expenses and reserves	10,420	6,510
Net operating loss carryforwards	36,303	36,569
Hedging assets	594	2,923
Other	2,368	2,029

Total deferred tax assets	55,945	53,774
Deferred income tax liabilities:
Property, plant and equipment	2,172	834
Intangible assets	76,757	76,741

Total deferred tax liabilities	78,929	77,927
Valuation allowance	(6,513)	(6,513)

Total net deferred income tax liability	$(29,497)	$(30,666)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

At January 2, 2010, our Company had estimated net operating loss carryforwards available for U.S. federal income tax purposes of approximately $95,996. Based on Internal Revenue Code Section 382 relating to changes in ownership of our Company, utilization of the net operating loss carryforwards is limited to $77,450, which is the primary reason for the valuation allowance of $6,513. These net operating loss carryforwards will begin to expire in 2021 through 2029.

Income (loss) before income taxes, consisted of the following:

	2009	2008	2007
Domestic	$(3,034)	$18,032	$10,924
Foreign	3,582	13,385	14,977

Income before income taxes	$548	$31,417	$25,901

Our Company has cumulative undistributed earnings of non-U.S. subsidiaries of $19,179 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.

Cash paid for income taxes was $6,251, $5,736 and $7,644 for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

9. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of January 2, 2010, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.

On September 2, 2008, our Company revised an interest rate swap agreement that we had entered into effective April 15, 2008 with Wachovia Bank, N.A. The interest rate swap had an initial fixed USD LIBOR of 2.921%, changing to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap had a notional amount of $275,000 which decreased to $250,000 on April 15, 2009 and would decrease to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. On December 4, 2009, we entered into an amended and restated swap transaction confirmation with Wachovia Bank, N.A., pursuant to which we agreed to repay $5,982 on December 7, 2009, which is a portion of the outstanding amount owed of under the interest rate swap agreement and the swap notional amount was reduced to $60,000. On December 7, 2009, our Company, Wachovia Bank, N.A. and JPMorgan Chase Bank, N.A. entered into a novation confirmation pursuant to which Wachovia Bank, N.A. transferred its position under the revised swap to JPMorgan Chase Bank, N.A. The settlement dates for the revised swap occur monthly on the 15th of each month commencing December 15, 2009 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Our Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In determining fair value, our Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

At January 2, 2010, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $1,585 and $7,657 at January 2, 2010 and January 3, 2009, respectively and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During 2009, interest expense reflects $5,869 related to the swap and $91 related to the change in the fair value of the swap. During 2008, interest expense reflects $533 related to the swap and $7,657 related to the change in the fair value of the swap.

Our Company has foreign currency exchange forward contracts in place to reduce our risk related to inventory purchases and foreign currency based accounts receivable. These contracts are not designated as hedges, and therefore, under current accounting standards, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at January 2, 2010 and January 3, 2009 were as follows:

	January 2, 2010			January 3, 2009
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$44,505	Cdn$	46,579	$21,950	Cdn $	26,575
U.S. Dollars / Euros	120		€83	—		€—
U.S. Dollars / British Pounds	72		£45	—		£—

As of January 2, 2010 and January 3, 2009, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $1,837 and zero, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements at January 2, 2010 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$1,585	$—
Foreign currency exchange forward contracts	—	1,837	—

Total	$—	$3,422	$—

10. Stock-Based Employee Compensation

On March 16, 2006, our Parent adopted the Incentive Plan. Our parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, which are intended to be profits interests. Such units qualify as equity instruments of our Parent. The holders of these units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such units to an amount commensurate with the then fair market value of a Class A Common Unit. As of January 2, 2010, there were 105,152,750.854 Units authorized for grant pursuant to the Incentive Plan.

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses such factors as the market price of the underlying Units at date of issuance, a fair market value of $1.76 for Units issued from November 17, 2006 through May 27, 2008, $1.48 for Units issued from May 28, 2008 through January 3, 2009 and then $1.32 for Units issued during fiscal year 2009, and the expected term of the Unit, which is approximately four years, utilizing the simplified method. The weighted average grant date fair value of Units granted during 2009, 2008 and 2007 amounted to $0.20, $0.51 and $0.74, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

In fiscal years 2009, 2008 and 2007, the weighted average assumptions used in the Black-Scholes Option Pricing Model were as follows:

	2009	2008	2007
Expected term	4 years	4 years	4 years
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.7%	7.7%	7.7%
Risk-free interest rate	0.17%	1.5 to 2.0%	5.2%
Expected volatility(1)	41.4%	39.0 to 46.0%	46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of January 2, 2010, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during 2009, 2008 and 2007:

	2009	2008	2007
Equity compensation expense	$5,327	$3,920	$2,845

As of January 2, 2010, there was $20,029 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units comprising of $7,088 related to time based vesting units and $12,941 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2.5 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at January 3, 2009	27,898,556	$1.90
Granted	69,071,597	$1.32
Cancelled	(6,455,514)	$1.80
Forfeited	(1,024,018)	$1.93

Outstanding at January 2, 2010	89,490,621	$1.46

Vested Units at January 3, 2009	9,988,651	$1.96

Vested Units at January 2, 2010	22,040,029	$1.70

11. Related Party Transactions

Our Company, certain of our subsidiaries, RBG and our Parent have management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P and Fenway Partners Capital Fund III, L.P., which are affiliates of our Parent, pursuant to which Fenway Partners, LLC and Fenway Partners Resources, Inc. agree to provide management and other advisory services to our Company, certain of our subsidiaries, RBG and our Parent. These management agreements provided for an annual management fee and a fee in connection with certain significant transactions. In connection with the Easton acquisition, the management agreements were amended to remove any obligation to pay an annual management fee. No annual management fees have been paid under the management agreements since 2006.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

In connection with the acquisition of Easton in 2006, Easton and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton, including the Easton brand name. Pursuant to these agreements, Easton has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the Easton name solely as part of their respective company names. In addition, Easton has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, including the Easton brand solely in connection with specific products or services, none of which are currently competitive with our Company’s products or services. Easton has also granted each of these entities a license to certain technology solely in connection with specific products and fields. Easton has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Lastly, Easton entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton a license to use certain trademarks solely in connection with specific products or services.

Our Company has entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which our Company is to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (i) March 16, 2016, (ii) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (iii) the effectiveness of any initial public offering by Easton Technical Products, Inc. and (iv) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.

In connection with the Refinancing on December 3, 2009, our Company distributed $2,594 to RBG, which has been recorded as a distribution to RBG in Stockholder’s Equity.

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2009, 2008 and 2007, Easton paid approximately $1,152, $1,221 and $2,746, respectively, in rent pursuant to such affiliate leases.

On October 1, 2004, Bell entered into a consulting agreement with Terry Lee, a member of the board of managers of the Parent. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services relating to Bell. In exchange for his services, Mr. Lee is entitled to annual compensation of $100. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until our Company elects not to extend the agreement.

The Ontario Teachers’ Pension Plan Board, a member of our Parent, received reimbursement of out of pocket expenses of approximately $210 in conjunction with expenses they incurred related to the Refinancing.

Effective August 2008, our Parent has agreed to compensate Richard Wenz, a member of the board of managers of the Parent and the board of directors of our Company, for his services as Chair of our Company’s Audit Committee. Mr. Wenz was paid a one-time fee of $50 for services previously rendered and will be paid an annual compensation of $50.

12. Supplemental Guarantor Condensed Financial Information

In September 2004, in connection with the acquisition of Bell, our Company (presented as issuer in the following tables) issued $140,000 of 8.375% senior subordinated notes due 2012. The senior subordinated notes were guaranteed by all of our domestic subsidiaries. In December 2009, in connection with the Refinancing, we issued $350,000 of 9.750% senior secured notes due 2016. The indenture governing the senior secured notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, grant liens, sell assets and engage in certain other activities. The senior secured notes are guaranteed by all of our domestic subsidiaries, or Guarantors. Each subsidiary guarantor is wholly owned and the guarantees are full and unconditional and joint and several. All other subsidiaries of our Company, or Non-Guarantors, do not guarantee the senior secured notes.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Issuer, (ii) Guarantors, (iii) Non-Guarantors and (iv) eliminations to arrive at the information for our Company on a consolidated basis for 2009 and 2008. In addition, condensed consolidating financial statements for the results of operations and cash flow for 2007 are presented. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

January 2, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,347	$10,229	$13,742	$—	$33,318
Accounts receivable, net	—	184,411	24,492	—	208,903
Inventories, net	—	110,478	17,437	—	127,915
Prepaid expenses	964	6,382	576	—	7,922
Deferred taxes	—	12,607	—	—	12,607
Other current assets	—	7,567	3,138	—	10,705

Total current assets	10,311	331,674	59,385	—	401,370

Property, plant and equipment, net	19,032	26,572	764	—	46,368
Deferred financing fees, net	17,255	—	—	—	17,255
Investments and intercompany receivables	380,365	91,416	43,649	(515,430)	—
Intangible assets, net	—	284,996	5,816	—	290,812
Goodwill	16,195	182,155	5,191	—	203,541
Other assets	—	1,265	34	—	1,299

Total assets	$443,158	$918,078	$114,839	$(515,430)	$960,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facilities	$70,000	$—	$—	$—	$70,000
Current portion of capital lease obligations	—	22	—	—	22
Accounts payable	—	67,192	3,718	—	70,910
Accrued expenses	6,851	34,096	8,309	—	49,256

Total current liabilities	76,851	101,310	12,027	—	190,188

Long-term debt, less current portion	345,715	—	—	—	345,715
Capital lease obligations, less current portion	—	102	—	—	102
Deferred taxes	—	42,104	—	—	42,104
Other noncurrent liabilities	—	11,266	7,433	—	18,699
Long-term intercompany payables	—	447,305	30,331	(477,636)	—

Total liabilities	422,566	602,087	49,791	(477,636)	596,808

Total stockholder’s equity	20,592	315,991	65,048	(37,794)	363,837

Total liabilities and stockholder’s equity	$443,158	$918,078	$114,839	$(515,430)	$960,645

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

January 3, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,829	$9,823	$16,649	$—	$41,301
Accounts receivable, net	—	190,615	22,946	—	213,561
Inventories, net	—	133,933	13,230	—	147,163
Prepaid expenses	1,246	6,638	299	—	8,183
Deferred taxes	—	9,128	—	—	9,128
Other current assets	—	7,492	113	—	7,605

Total current assets	16,075	357,629	53,237	—	426,941

Property, plant and equipment, net	16,884	28,105	885	—	45,874
Deferred financing fees, net	12,055	—	—	—	12,055
Investments and intercompany receivables	407,926	97,353	5,352	(510,631)	—
Intangible assets, net	—	297,740	6,078	—	303,818
Goodwill	16,195	182,070	5,191	—	203,456
Other assets	5,501	—	—	—	5,501

Total assets	$474,636	$962,897	$70,743	$(510,631)	$997,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$12,405	$—	$—	$—	$12,405
Current portion of capital lease obligations	—	22	—	—	22
Accounts payable	—	76,438	4,807	—	81,245
Accrued expenses	3,118	38,881	8,398	—	50,397

Total current liabilities	15,523	115,341	13,205	—	144,069

Long-term debt, less current portion	443,383	—	—	—	443,383
Capital lease obligations, less current portion	—	123	—	—	123
Deferred taxes	—	39,794	—	—	39,794
Other noncurrent liabilities	—	15,819	7,433	—	23,252
Long-term intercompany payables	—	477,636	—	(477,636)	—

Total liabilities	458,906	648,713	20,638	(477,636)	650,621

Total stockholder’s equity	15,730	314,184	50,105	(32,995)	347,024

Total liabilities and stockholder’s equity	$474,636	$962,897	$70,743	$(510,631)	$997,645

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 2, 2010

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$673,399	$79,905	$(36,974)	$716,330
Cost of sales	—	454,687	64,715	(36,974)	482,428

Gross profit	—	218,712	15,190	—	233,902
Selling, general and administrative expenses	34,038	130,076	10,924	—	175,038
Amortization of intangibles	—	13,406	—	—	13,406

(Loss) income from operations	(34,038)	75,230	4,266	—	45,458
Interest expense, net	44,123	785	2	—	44,910
Share of net income (loss) of subsidiaries under equity method	74,063	3,259	—	(77,322)	—

(Loss) income before income taxes	(4,098)	77,704	4,264	(77,322)	548
Income tax expense	—	3,641	1,005	—	4,646

Net (loss) income	$(4,098)	$74,063	$3,259	$(77,322)	$(4,098)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 3, 2009

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$714,795	$100,608	$(39,864)	$775,539
Cost of sales	—	473,529	75,462	(39,864)	509,127

Gross profit	—	241,266	25,146	—	266,412
Selling, general and administrative expenses	24,889	143,819	10,479	—	179,187
Restructuring and other infrequent expenses	—	492	—	—	492
Amortization of intangibles	—	12,737	670	—	13,407

(Loss) income from operations	(24,889)	84,218	13,997	—	73,326
Interest expense, net	41,502	699	(292)	—	41,909
Share of net income (loss) of subsidiaries under equity method	79,804	10,313	—	(90,117)	—

Income (loss) before income taxes	13,413	93,832	14,289	(90,117)	31,417
Income tax expense	—	14,028	3,976	—	18,004

Net income (loss)	$13,413	$79,804	$10,313	$(90,117)	$13,413

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Operations

Fiscal Year Ended December 29, 2007

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$671,205	$93,265	$(39,831)	$724,639
Cost of sales	342	447,764	67,381	(39,831)	475,656

Gross profit	(342)	223,441	25,884	—	248,983
Selling, general and administrative expenses	20,626	138,285	11,111	—	170,022
Restructuring and other infrequent expenses	—	589	—	—	589
Amortization of intangibles	—	12,559	661	—	13,220
Gain on the sale of property, plant and equipment	—	(2,339)	—	—	(2,339)

(Loss) income from operations	(20,968)	74,347	14,112	—	67,491
Interest expense, net	40,955	927	(292)	—	41,590
Share of net income (loss) of subsidiaries under equity method	76,392	9,831	—	(86,223)	—

Income (loss) before income taxes	14,469	83,251	14,404	(86,223)	25,901
Income tax expense	—	6,859	4,573	—	11,432

Net income (loss)	$14,469	$76,392	$9,831	$(86,223)	$14,469

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 2, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,098)	$74,063	$3,259	$(77,322)	$(4,098)
Non-cash adjustments	43,646	(74,964)	(1,008)	77,322	44,996
Changes in operating assets and liabilities, net of effects of acquisitions	9,554	9,906	(6,564)	—	12,896

Net cash provided by operating activities	49,102	9,005	(4,313)	—	53,794
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,232)	(8,178)	(246)	—	(15,656)
Purchase of intellectual property	—	(400)	—	—	(400)

Net cash used in investing activities	(7,232)	(8,578)	(246)	—	(16,056)
Cash flows from financing activities:
Payments on capital lease obligations	—	(21)	—	—	(21)
Payments on old senior term notes	(315,788)	—	—	—	(315,788)
Proceeds from new revolving ABL credit facility, net	70,000	—	—	—	70,000
Extinguishment of senior subordinated notes	(140,000)	—	—	—	(140,000)
Proceeds from issuance of senior secured notes	345,677	—	—	—	345,677
Payments on debt issuance costs	(17,505)	—	—	—	(17,505)
Distribution to RBG	(2,594)	—	—	—	(2,594)
Capital contribution by RBG	12,858	—	—	—	12,858

Net cash used in financing activities	(47,352)	(21)	—	—	(47,373)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,652	—	1,652

(Decrease) increase in cash and cash equivalents	(5,482)	406	(2,907)	—	(7,983)
Cash and cash equivalents, beginning of year	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of year	$9,347	$10,229	$13,742	$—	$33,318

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 3, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,413	$79,804	$10,313	$(90,117)	$13,413
Non-cash adjustments	30,712	(72,217)	(3,090)	90,117	45,522
Changes in operating assets and liabilities, net of effects of acquisitions	(3,805)	9,026	3,539	—	8,760

Net cash provided by operating activities	40,320	16,613	10,762	—	67,695
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,903)	(8,589)	(126)	—	(17,618)

Net cash used in investing activities	(8,903)	(8,589)	(126)	—	(17,618)
Cash flows from financing activities:
Payments on capital lease obligations	—	(21)	—	—	(21)
Payments on senior term notes	(14,187)	—	—	—	(14,187)
Proceeds from credit facilities, net	(5,500)	—	—	—	(5,500)

Net cash used in financing activities	(19,687)	(21)	—	—	(19,708)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,991)	—	(5,991)

Increase in cash and cash equivalents	11,730	8,003	4,645	—	24,378
Cash and cash equivalents, beginning of year	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of year	$14,829	$9,823	$16,649	$—	$41,301

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 29, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$14,469	$76,392	$9,831	$(86,223)	$14,469
Non-cash adjustments	(3,504)	(50,729)	(56)	86,223	31,934
Changes in operating assets and liabilities, net of effects of acquisitions	(1,606)	(24,286)	(4,162)	—	(30,054)

Net cash provided by operating activities	9,359	1,377	5,613	—	16,349
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,274)	(8,915)	(638)	—	(16,827)
Proceeds from sale of property, plant and equipment	—	3,331	—	—	3,331
Settlement of preacquisition contingency	—	4,920	—	—	4,920
Purchase of businesses, net of cash acquired	—	(1,534)	—	—	(1,534)

Net cash used in investing activities	(7,274)	(2,198)	(638)	—	(10,110)
Cash flows from financing activities:
Payments on capital lease obligations	—	(44)	—	—	(44)
Payments on senior term notes	(2,513)	—	—	—	(2,513)
Proceeds from credit facilities, net	2,000	—	—	—	2,000

Net cash used in financing activities	(513)	(44)	—	—	(557)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,342	—	1,342

Increase (decrease) in cash and cash equivalents	1,572	(865)	6,317	—	7,024
Cash and cash equivalents, beginning of year	1,527	2,685	5,687	—	9,899

Cash and cash equivalents, end of year	$3,099	$1,820	$12,004	$—	$16,923

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of disclosure controls and procedures

As of January 2, 2010, the end of the period covered by this annual report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We maintain a disclosure committee to assist the Principal Executive Officer and Principal Financial Officer in performing the evaluation discussed above. The members of this committee include our executive officers, senior operating managers and senior members of our finance and accounting staff.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-l5(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of January 2, 2010, our internal control over financial reporting was effective.

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

This annual report does not include an attestation report of our Company’s independent registered public accounting firm, Ernst & Young, LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors and the board of managers of our Parent, Easton-Bell Sports, LLC, are controlled by Fenway Partners Capital Fund II, L.P. The board of managers of our Parent is comprised of the same individuals as our board of directors. Each of our directors were chosen to serve as directors based on their prior work experience and directorships. The following table sets forth certain information regarding our directors and executive officers as of the date of this annual report:

Name	Age	Position
James L. Easton	74	Chairman
Paul E. Harrington	48	President, Chief Executive Officer and Director
Mark A. Tripp	51	Chief Financial Officer, Senior Vice President of Finance, Treasurer and Secretary
Donna L. Flood	47	Chief Operations Officer and Executive Vice President of Specialty Product Marketing
Daniel J. Arment	49	President of Riddell Football
Christopher Zimmerman(1)	50	President of Easton Sports
Steven T. Bigelow	46	Executive Vice President and General Manager of Mass Division and Action Sports Sales
S. Geoffrey Sadowy	44	Executive Vice President and General Manager of Easton Hockey and International Sales
Michael F. Zlaket	43	Executive Vice President and General Manager of Easton Baseball/Softball
Jackelyn E. Werblo	55	Senior Vice President of Human Resources
William L. Beane III	47	Director
Andrew Claerhout	38	Director
Shael J. Dolman	38	Director
Peter D. Lamm	58	Director
Terry G. Lee	61	Director
Timothy P. Mayhew	42	Vice President, Assistant Treasurer and Director
Aron I. Schwartz	39	Vice President, Assistant Secretary and Director
Peter V. Ueberroth	72	Director
Richard E. Wenz	60	Director

(1)	Christopher Zimmerman became President of Easton in March 2010.

James L. Easton joined our board of directors and became Chairman in connection with the closing of our acquisition of Easton in 2006. Since 1973, Mr. Easton has served as Chairman and CEO of Jas. D. Easton, Inc. and Chairman of Easton. Mr. Easton was elected as a member of the International Olympic Committee (IOC) in 1994, and in 2002, was elected as a member of the IOC Executive Board and one of the four Vice Presidents of the IOC. He presently serves on the IOC Nominations Commission and IOC Marketing Commission and is a member of the United States Olympic Committee (USOC) Board of Directors. He served as a member of Ambassadors International Board of Directors (AMIE) from 1995 to 2008 and was a member of Ambassadors Group Board (EPAX) from 2001 to 2005. Mr. Easton was President of Federation Internationale de Tir a l’Arc (FITA—International Archery Federation) from 1989 until 2005 and is currently a member of the Board of Visitors of the Anderson School of Management at UCLA and the LA84 Foundation.

Paul E. Harrington has served as our Chief Executive Officer and as a member of our board of directors since April 2008. Previously, Mr. Harrington was the President and Chief Executive Officer of Reebok International Ltd or Reebok from January 2006 to March 2008. From 2004 to 2006, Mr. Harrington served as Reebok’s Senior Vice President, International Operations, and Chief Supply Chain Officer, as well as oversaw Reebok’s Global Retail division including sales and marketing for the North America, Europe and Asia Pacific regions. From 2002 to 2004, he was Senior Vice President—World Supply Chain of Levi Strauss & Co.

Mark A. Tripp has served as our Chief Financial Officer since April 2006, as our Senior Vice President of Finance and Treasurer since November 2006 and as our Secretary since March 2009. Mr. Tripp previously served as the Chief Financial Officer and Vice President of Finance for Easton since 2001. From 1998 to 2001, he was with the Black & Decker Corporation working as Director of Finance for the Hardware & Home Improvement Group and the Division Controller for Price Pfister. From 1991 to 1998, Mr. Tripp was with Corning, Inc. where he held various finance positions. Prior to joining Corning, Inc. Mr. Tripp was with Deloitte & Touche from 1984 to 1991. Mr. Tripp is a certified public accountant in New York State.

Donna L. Flood has served as our Chief Operations Officer since January 2009 and as our Executive Vice President of Specialty Product Marketing since January 2010. Previously, Ms. Flood was the Vice President-Apparel Product Marketing in Asia (beginning January 2008) and the Vice President-Branded Apparel Development and Operations for Reebok since August 2004. From July 2003 to August 2004, she served as Vice President-European Operations for Reebok, with oversight for all supply chain activities in Europe. Starting in 1994, her 14 year career at Reebok also included the positions of Senior Director-Sales Operations/Inventory Management, Director-International Operations/Inventory Management, and Manager-International Footwear Operations.

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

Christopher Zimmerman has served as our President of Easton Sports since March 2010. Previously, Mr. Zimmerman was President and CEO of Canucks Sports and Entertainment from November 2006 through August 2009. From April 2003 to October 2006, Mr. Zimmerman served as President and CEO of Nike Bauer Hockey an independent subsidiary of Nike. From August 1995 through March 2003, Mr. Zimmerman was employed by Nike in various positions including General Manager, Nike Golf and US Advertising Director. From 1983 until August, 1995, Mr. Zimmerman held various positions with Saatchi and Saatchi Advertising Agency, including Senior VP and Account Director. Mr. Zimmerman serves as a director of Ritchie Bros. Auctioneers Inc.

Steven T. Bigelow has served as our Executive Vice President and General Manager of Mass Division since May 2008 and as our General Manager of Action Sports Sales since January 2010. Mr. Bigelow previously served as Vice President of Mass Sales since February 2005. From 2002 to 2005, Mr. Bigelow was Director of Sales for the Bell Sports, Mass Division. From 1990 to 2002, Mr. Bigelow served in various sales management positions, including Director of Sales for the Mass Cosmetics and Beauty Care Division of Revlon, Inc. Prior to 1990, Mr. Bigelow worked for R. J. Reynolds Company.

S. Geoffrey Sadowy has served as our Executive Vice President and General Manager of Easton Hockey and International Sales since May 2008. Mr. Sadowy previously served as Chief Operating Officer for Easton Sports Canada since 1998, where he was responsible for the management of the Canadian and European markets—responsibilities he currently maintains. From 1994 to 1998, Mr. Sadowy served as Easton Canada’s Vice President of Operations. Mr. Sadowy was at KPMG Peat Marwick from 1989 to 1994 and is a Chartered Accountant. Mr. Sadowy is currently the President and Chairman of OneGoal, a non-profit organization geared at expanding youth and minor hockey participation in North America.

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

Jackelyn E. Werblo has served as our Senior Vice President, Human Resources since April 2006. Prior to that time, from April 2005, Ms. Werblo was Vice President of Human Resources for our company. From January 2004 to April 2005, Ms. Werblo was a Senior Consultant in the Mercer HR Services division. From April 2000 to January 2004, Ms. Werblo was Vice President, Product Strategy and HR Outsourcing Services for SynHRgy HR Technologies. This company was acquired by Mercer, Inc. in January 2004.

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

Andrew Claerhout joined our board of directors in 2009. Mr. Claerhout is Vice President, Private Capital at Ontario Teachers’ Pension Plan Board. Mr. Claerhout joined Ontario Teachers’ Pension Plan Board in 2005 after working previously at EdgeStone Capital Partners, Pacific Equity Partners and Bain & Company. He also sits on the boards of General Nutrition Centers, Inc., Simmons Bedding Company and National Bedding Company, and serves on the advisory boards of a number of leading private equity funds. Mr. Claerhout previously served on the Board of Directors of Alexander Forbes Limited.

Shael J. Dolman joined our board of directors in connection with the closing of our acquisition of Easton in 2006. Mr. Dolman is Vice President, Private Capital at Ontario Teachers’ Pension Plan Board. Mr. Dolman joined Ontario Teachers’ Pension Plan Board in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. He is a director of ALH Holding Inc., Aquilex Holdings and The Hillman Companies, Inc. Mr. Dolman previously served on the Board of Directors of Worldspan, L.P.

Peter D. Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America Inc., a family business. Mr. Lamm serves on the boards of 1-800 Contacts, Inc., American Achievement Corporation, Coach America Holdings, Inc., Fastfrate Holdings, Inc., Panther Expedited Services, Inc., Preferred Freezer Services, LLC, Refrigerated Holdings, Inc. and Roadlink, Inc. Mr. Lamm is also a board member and Vice Chairman of the United States Fund for Unicef. Mr. Lamm was previously on the Board of Directors for Greatwide Logistics Services and Targus Group International, Inc.

Terry G. Lee has been one of our directors since 2004. Mr. Lee also serves as Co-Chairman of Bell Automotive Products, Inc. and is a Managing Director and co-founder of Hayden Capital Investments, LLC. In 1984, Mr. Lee and a partner acquired Bell Sports, Inc. and Mr. Lee served as Chairman and Chief Executive Officer of Bell from 1989 to 1998 and as Interim Chief Executive Officer in 2000. From 1998 to 2004, Mr. Lee served as Chairman of Bell. Prior to joining Bell, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where he began his career in sales and distribution and ultimately served as Senior Vice President of Sales before departing in 1983. Mr. Lee serves as a director of Jurlique International Pty Ltd. and Design Within Reach, Inc.

Timothy P. Mayhew has served as Vice President and Assistant Treasurer since March 2008 and as one of our directors since 2004. Mr. Mayhew is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. He is the chairman of 1-800 Contacts, Inc. and also a director of Panther Expedited Services, Inc. Mr. Mayhew was previously on the Board of Directors for Targus Group International, Inc.

Aron I. Schwartz has served as Vice President and Assistant Secretary since March 2006 and as one of our directors since 2004. Mr. Schwartz is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Schwartz joined Fenway Partners in August 1999 from Salomon Smith Barney, where he was an associate in the Financial Entrepreneurs Group. There he worked on a variety of financing and advisory assignments for companies owned by financial sponsors. Mr. Schwartz serves as a director of Refrigerated Holdings, Inc., Fastfrate Holdings, Inc., Coach America Holdings, Inc. and 1-800 Contacts, Inc. and is a certified management accountant and a member of the California State Bar.

Peter V. Ueberroth joined our board of directors in 2006 in connection with the closing of our acquisition of Easton. Mr. Ueberroth is a managing director of Contrarian Group, Inc., a business management company, where he has served since 1989. He is also owner and Co-Chairman of the Pebble Beach Company. Mr. Ueberroth served as Chairman of the Board of the United States Olympic Committee (USOC) from June 2004 to October 2008. He previously served as Commissioner of Major League Baseball and as President and Chief Executive Officer of the Los Angeles Olympic Organizing Committee for the 1984 Los Angeles Olympic Games. He is a Director of the Coca-Cola Company. He previously served as Chairman of Ambassadors International Inc., and as a director of Adecco S.A. and Hilton Hotels Corporation.

Richard E. Wenz joined our board of directors in July 2006. Mr. Wenz is a consultant and private investor. From 2000 to 2003, Mr. Wenz was an operating affiliate of DB Capital Partners, LLC, the private equity investment group of Deutsche Bank A.G. Mr. Wenz also served as Chief Executive Officer of Jenny Craig International from 2002 to 2003. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions with Professional Golf Corporation, Electrolux Corporation, The Regina Company and Wilson Sporting Goods Company. Mr. Wenz began his career in 1971 with Arthur Young & Co. (predecessor of Ernst & Young LLP) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant and he currently serves on the Board of Directors of Strategic Partners, Inc., Coach America Holdings, Inc. and Summer Infant Company. Mr. Wenz previously served on the Board of Directors of Hunter Fan Company.

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

Audit Committee

Our board of directors has a separately designated standing audit committee, or Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the audit committee are Messrs. Wenz, Dolman and Schwartz. Our board of directors has determined that Mr. Wenz is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission rules.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Philosophy

At Easton-Bell we design all of our compensation programs to retain and as necessary attract key employees who are motivated to achieve outstanding results. Our programs are designed to reward superior performance based on team and individual performance. Annual compensation programs recognize the impact of earnings growth each year. Long term equity based incentives reward executives for achieving increased value over a specified term. Our executive compensation programs impact all employees because these programs help establish our performance expectations and our general approach to rewards. As part of our overall philosophy of pay for performance, we have developed an innovative performance management program which measures the results of all employees and executives in a common way. This encourages our business leaders to work together to create a high performance environment that is reinforced by constant attention to our and each individual’s goals and expectations. This linkage between expectations, results and compensation is intended to assure that all employees are focused on the long term success of our company and that compensation is performance-based throughout our company.

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

Overview of Compensation and Process

Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our Parent, 401(k) participation, medical, disability and life insurance and miscellaneous fringe benefits and other perquisites. Our compensation committee, or the Committee, consists of Messrs. Easton, Mayhew and Dolman. It generally meets early in the fiscal year to formally approve the annual incentive plans. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally in March of each year. In addition, the Committee annually reviews and considers annual increases and additive equity awards for key executives.

As part of this annual review, the history of all the elements of each executive’s total compensation over each of the past three years is evaluated and compared to the compensation of other executive officers in an appropriate market comparison group. Typically, our chief executive officer makes compensation recommendations to the Committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The chairman of our board, Mr. Easton, then makes compensation recommendations to the Committee with respect to the chief executive officer. Paul E. Harrington, our President and Chief Executive Officer, was not present at the meeting when his compensation was discussed by the Committee. The Committee has the right to set the applicable compensation, taking into account any such recommendations as it sees fit.

We choose to pay each element of compensation to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals, as well as short-term performance. The amount of each element of compensation is determined by the Committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual objectives for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of their unique skills and capabilities to support long-term performance of our company;

•	performance of their general management responsibilities; and

•	contribution as a member of the management team.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our entry into new markets, providing proper compliance and regulatory guidance and helping to create a cohesive team.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and provide bonus compensation to recognize superior performance against specific short-term goals.

Compensation Consultant

From time to time, the Committee may request and receive advice from independent compensation consultants. The last time that counsel was requested was in December 2006, when Watson Wyatt, a global human resources consulting company was retained to provide independent analysis of the compensation of key executives as compared to national industry averages as obtained through market surveys and an analysis of similarly sized companies, which was then summarized and presented to the compensation committee. As recent changes to executive compensation have been limited, the Committee has not found it necessary to engage outside consultants since 2006. In the event of any significant compensation restructuring, the Committee may use independent compensation consultants for assistance.

Base Salary and Bonus

It is the goal of the Committee to establish salary compensation for our executive officers based on our company’s operating performance relative to comparable peer companies. It is our policy to pay our chief executive officer competitively and on a basis that is relative to both the market and other members of our senior management team. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

The management incentive plan is designed to reward our executives for the achievement of shorter-term financial goals, principally EBITDA (as reported to our lenders) and working capital. It is our general philosophy that management be rewarded for their performance as a team in the attainment of these goals, but that individual performance be accounted for as well. Thus, executive bonuses may be adjusted if individual performance has been less than expected or required. We believe that this is important to aligning our executive officers and promoting teamwork among them and also in maintaining each executive’s personal commitment to delivering superior results.

Equity Incentives

A significant goal of our compensation is to afford our executives an opportunity to participate in our performance through direct equity interests in our ultimate Parent, Easton-Bell Sports, LLC. We accomplish this goal, from time to time, by giving certain qualifying executives the right to purchase Class A Common Units of our Parent directly or by making grants of Class B Common Units of our Parent to managers, directors, employees, consultants or advisers pursuant to the terms of our Parent’s Incentive Plan.

Direct Investment

In August 2009, we provided certain existing investors of Parent, including certain members of management, the opportunity to invest cash in our Parent and EB Sports to purchase Class C Common Units of our Parent and to purchase shares of Series A Preferred Stock of EB Sports. Class C Common Units represent limited liability company membership interests in our Parent.

In connection with the Refinancing, we provided certain existing investors of Parent and EB Sports the opportunity to invest cash in our Parent and EB Sports to purchase Class C Common Units of our Parent and to purchase shares of Series A Preferred Stock of EB Sports.

Incentive Plan

On March 16, 2006 our Parent adopted the Incentive Plan. The purpose of the Incentive Plan is to advance the interests of our Parent to attract and retain managers, directors, employees, consultants or advisers who are in a position to make significant contributions to the success of our Parent and to encourage such persons to take into account the long-term interests of our Parent, us and our subsidiaries. On December 3, 2009 the Incentive Plan was amended to increase the number of authorized Units issuable under the Incentive Plan to 105,152,750.854 Units.

Class B Common Units represent limited liability company membership interests in our Parent. The Class B Common Units entitle the holder to participate in certain distributions made by our Parent.

Pursuant to the terms of our Parent’s limited liability company agreement holders of the Class A Common Units, Class B Common Units and Class C Common Units of our Parent are entitled to receive certain distributions in accordance with the waterfall distribution provisions of our Parent’s limited liability company agreement.

The board of managers of our Parent, its designees, and the compensation committee of the board of managers of our Parent serve as the administrator of the Incentive Plan. The administrator of the Incentive Plan has the authority, in its sole discretion, to select participants to receive awards, to determine the time of receipt, the number of Class B Common Units subject to each award and to establish any other terms, conditions and provisions of the awards under the Incentive Plan. The awards granted under the Incentive Plan will vest at such time or times as the administrator of the Incentive Plan may determine and the administrator of the Incentive Plan may accelerate the vesting of any award at any time. Generally, time vesting occurs over a four-year period measured from the date of the grant, and performance vesting is based for certain holders of Class B Common Units on achievement of certain Company performance goals for 2010 and for other holders of Class B Common Units upon our Company achieving certain EBITDA thresholds in 2010, 2011 and 2012. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control.

Except as otherwise determined by the administrator of the Incentive Plan or as expressly provided in an employment agreement between a participant under the Incentive Plan and our Parent or one of its subsidiaries, if a participant under the Incentive Plan is terminated from employment with our Parent or one of its subsidiaries for cause (as described in the Incentive Plan or such participant’s employment agreement, as applicable), then all awards held by such participant, whether or not they are vested, will terminate and be forfeited. Additionally, except as otherwise determined by the administrator of the Incentive Plan or as expressly provided in an employment agreement between a participant under the Incentive Plan and our Parent or one of its subsidiaries, if the employment of a participant under the Incentive Plan is terminated for any reason other than for cause, then all unvested awards will terminate.

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

Post-Employment Compensation

We do not provide post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. From the beginning of the 2009 fiscal year and through March 31, 2009, we contributed to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Effective April 1, 2009, we contribute to each participant a matching contribution determined on a discretionary basis. Most of our executive officers participated in our 401(k) plan during fiscal 2009 and received matching contributions up through March 31, 2009. No discretionary contributions were made to the plan for 2009.

Specific Compensation of Named Executive Officers

The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of Paul E. Harrington, Chief Executive Officer, Mark A. Tripp, Chief Financial Officer and the three most-highly compensated individuals serving as executive officers at the end of 2009 (which includes Donna L. Flood, Chief Operations Officer, Daniel J. Arment, President of Riddell Football and S. Geoffrey Sadowy, Executive Vice President and General Manager of Easton Hockey and International Sales).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(6)	All Other Compensation	Total ($)
Paul E. Harrington, Chief Executive Officer(1)	2009	$715,385	$425,000	$1,056,256	$359,117	$2,555,758
	2008	576,923	750,000	532,292	518,429	2,377,644

Mark A. Tripp, Chief Financial Officer(2)	2009	316,875	150,000	271,502	25,360	763,737
	2008	325,000	162,499	163,319	25,088	675,906
	2007	325,000	—	163,319	23,103	511,422

Donna L. Flood, Chief Operations Officer(3)	2009	339,692	—	146,858	86,838	573,388

Daniel J. Arment, President of Riddell Football(4)	2009	337,038	50,000	230,927	9,907	627,872
	2008	333,269	229,063	134,328	350,263	1,046,923
	2007	275,987	—	121,479	31,560	429,026

S. Geoffrey Sadowy, Executive Vice President, General Manager of Easton Hockey and International Sales(5)	2009	301,267	—	135,614	7,809	444,690
	2008	329,910	157,500	122,752	9,621	619,783
	2007	309,317	—	104,524	9,787	423,628

(1)	Mr. Harrington’s employment with us began on April 1, 2008. For 2008, his salary reflects earned amounts after the commencement of employment. For 2009, all other compensation for Mr. Harrington includes $165,000 for housing allowance and related taxes paid of $146,274, $27,500 for auto allowance, $18,416 for medical expenses and the remainder for life insurance and disability insurance premiums.
(2)	For 2009, all other compensation for Mr. Tripp includes $7,200 for auto allowance, $6,323 for 401K company contributions, $9,713 for medical expenses and the remainder for life insurance and disability insurance premiums.
(3)	Ms. Flood’s employment with us began on January 1, 2009. For 2009, her salary reflects earned amounts after the commencement of employment. All other compensation for Ms. Flood includes $53,314 for housing allowance and related taxes paid of $31,136 and the remainder for life insurance and disability insurance premiums, 401K company contributions and medical expenses.
(4)	For 2009, all other compensation for Mr. Arment includes $6,502 for 401K company contributions, $2,056 for medical expenses, $1,042 for life insurance premiums and the remainder for disability insurance premiums.
(5)	Mr. Sadowy was paid in Canadian dollars and the amounts have been translated to United States dollars using an average currency exchange rates of .8811, .9426 and ..9352 for 2009, 2008 and 2007, respectively. For 2009, all other compensation for Mr. Sadowy includes $3,277 for healthcare premiums, $2,115 for auto allowance, $1,272 for medical expenses and $1,145 for life insurance premiums.
(6)	For all named executive officers, unit awards include the Class B Common Units of our Parent granted to such officer under our Parent’s Incentive Plan. Mr. Sadowy is a participant in the Canadian Executive Bonus Plan and his awards are accounted for in the same manner as Class B Common Units under the Incentive Plan. The amounts set forth in the table reflect the amounts reported for financial statement reporting purposes for the respective fiscal year. The assumptions made in establishing such amounts are more fully described in Note 10 to the Audited Consolidated Financial Statements included in Item 8 of this annual report.

Grants of Plan-Based Awards

		Estimated Future Payments Under Incentive Plan Awards
	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Number of Class B Common Units (#) (4)	Unit Base Price ($/ sh)(5)	Grant Date Fair Value of Units ($)(6)
Paul E. Harrington	12/21/2009	$3,988,969	$8,186,166	$12,428,547	21,394,722.05	$1.3218	$0.20
Mark A. Tripp	12/21/2009	$827,499	$1,698,194	$2,578,262	4,438,265.63	$1.3218	$0.20
Donna L. Flood	12/21/2009	$1,123,333	$2,305,304	$3,500,000	6,024,962.51	$1.3218	$0.20
Daniel J. Arment	12/21/2009	$668,139	$1,371,156	$2,081,740	3,583,544.65	$1.3218	$0.20

(1)	The threshold payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the lowest “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.
(2)	The target payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the intermediate “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.
(3)	The maximum payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the highest “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.
(4)	All awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.
(5)	The amounts set forth in the table represent the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder.
(6)	The amounts set forth in the table reflect the grant date fair value. The assumptions made in establishing such amount are more fully described in Note 10 to the audited consolidated financial statements included in this annual report.

Outstanding Equity Awards at Fiscal Year-End

	Unit Awards
	Total Number of Units Outstanding (1)	Number of Units (#) Unvested (2)	Unit Base Price ($)(3)	Unit Vesting Date (4)
Paul E. Harrington	4,426,546.85	2,213,272.93	$1.3218	12/31/2011
	21,394,722.05	18,720,381.79	$1.3218	12/31/2012
Mark A. Tripp	725,987.95	181,496.99	$2.1419	5/1/2010
	4,438,265.63	3,883,482.43	$1.3218	12/31/2012
Donna L. Flood	6,024,962.51	5,271,842.20	$1.3218	12/31/2012
Daniel J. Arment	476,924.51	119,231.13	$2.1419	3/16/2010
	63,075.49	15,768.87	$2.1419	5/12/2010
	180,000.00	135,000.00	$1.3218	5/15/2012
	3,583,544.65	3,135,601.57	$1.3218	12/31/2012
S. Geoffrey Sadowy(5)	464,632.29	116,158.07	$2.1419	3/16/2010
	255,360.00	191,520.00	$1.3218	5/15/2012

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.
(2)	Total number of unvested Class B Common Units as of January 2, 2010. These Class B Common Units consist of a portion of the Units that vest over time, and a portion of the Units that vest if certain performance conditions are met.
(3)	Represents the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder.
(4)	Date on which 100% of time based units will have vested. Generally, time based units vest evenly on an annual basis over a 4 year period (in increments of 25% per year).
(5)	Mr. Sadowy is a participant in the Canadian Executive Bonus Plan and his awards are accounted for in the same manner as Class B Common Units under the Incentive Plan.

Vested Equity Awards at Fiscal Year-End

	Vested Unit Awards
Name	Number of Units (#) Vested (1)	Cumulative Value Expensed through Fiscal 2009 (2)
Paul E. Harrington	4,887,613.18	$1,588,548
Mark A. Tripp	1,099,274.17	$727,923
Donna L. Flood	753,120.31	$146,858
Daniel J. Arment	897,943.08	$583,268
S. Geoffrey Sadowy	752,669.64	$445,951

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan that have time vested prior to January 2, 2010. Mr. Sadowy is a participant in the Canadian Executive Bonus Plan and his awards are accounted for in the same manner as Class B Common Units under the Incentive Plan.
(2)	Cumulative expense recognized through January 2, 2010 as compensation expense computed.

Employment Arrangements and Payments Upon Termination or Change of Control

Set forth below is a brief description of the employment agreements that we have with our named executive officers.

Paul E. Harrington entered into an employment agreement with us as of March 5, 2008, which we amended on December 3, 2009. The employment agreement provides, among other things, for an initial term of 48 months from March 5, 2008, with an automatic renewal for additional one-year terms; a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity-based compensation as determined by the board of managers of our Parent.

Mr. Harrington’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Harrington will be entitled to any accrued and unpaid base salary through the date of termination, pay at his base salary rate for any earned but unused vacation for the fiscal year immediately preceding the date of termination and any amounts owing but not paid for any annual bonus earned and reimbursements of certain expenses. If Mr. Harrington is terminated for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not. If we terminate Mr. Harrington without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Harrington monthly payments equal to one-twelfth of his annual base salary at the time of termination, for 24 months following termination (although, without changing the overall schedule, actual commencement could occur in the 74-day period following termination);

(2) pay Mr. Harrington an annual bonus of up to 100% of base salary for the year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs;

(3) subject to certain conditions, pay the premium cost for participation by Mr. Harrington and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Harrington becomes eligible for participation in the health or dental plan of a new employer or (iii) the date Mr. Harrington is no longer eligible for participation under the Company’s health and dental plans under COBRA; and

(4) if Mr. Harrington is terminated without cause, the Company will allow Mr. Harrington to put his vested Units to our Parent at seventy-five percent of fair market value provided he does so within 120 days following the date of termination. If Mr. Harrington terminates his employment for good reason, he will be allowed to put his vested Units to our Parent at one hundred percent of fair market value provided he does so within 120 days following the date of termination.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Harrington under each triggering event scenario as if it had occurred on January 2, 2010 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$2,250,000
Mr. Harrington terminates for Good Reason	$2,250,000
Mr. Harrington terminates other than for Good Reason	—
Termination following a Change of Control	$2,250,000

If a change of control (as defined in Mr. Harrington’s Class B Common Unit Certificate) of our Parent should occur and Mr. Harrington is continuously employed with us at the time of the change of control, then 100% of Mr. Harrington’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Harrington for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Harrington’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Harrington has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Harrington is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Harrington exercises his put option within 120 days of the date of termination. If we terminate Mr. Harrington for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits (except for the participation rights provided to Mr. Harrington under COBRA) are conditioned on Mr. Harrington’s timely delivery of an effective release of claims to us, as well as Mr. Harrington’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 24 months from the date of termination.

Mark A. Tripp entered into an employment agreement with us as of March 16, 2006. The employment agreement provides, among other things, for an initial term of 18 months, with an automatic renewal for additional one-year terms; a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity-based compensation as determined by the board of managers of our Parent.

Mr. Tripp’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Tripp will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. If we terminate Mr. Tripp without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Tripp monthly payments equal to one-twelfth of his annual base salary at the time of termination, for 18 months immediately following the date of termination;

(2) pay Mr. Tripp an annual bonus of up to 50% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) pay or reimburse the premium cost for participation by Mr. Tripp and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Tripp becomes eligible for participation in the health or dental plan of a new employer or (iii) the date Mr. Tripp is no longer eligible for continuation of participation under COBRA.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on January 2, 2010 (assuming no exercise of the put right described below) and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$650,000
Mr. Tripp terminates for Good Reason	$650,000
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$650,000

If a change of control (as defined in Mr. Tripp’s Class B Common Unit certificate) of our Parent should occur and Mr. Tripp is continuously employed with us at the time of the change of control, then 100% of Mr. Tripp’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Tripp for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Tripp’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Tripp has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Tripp is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Tripp exercises his put option within 120 days of the date of termination. If we terminate Mr. Tripp for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Mr. Tripp under COBRA) are conditioned on Mr. Tripp’s timely delivery of an effective release of claims to us, as well as Mr. Tripp’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Donna L. Flood entered into an employment agreement with us as November 10, 2008. The employment agreement provides, among other things, for an initial term of 3 years from January 7, 2009, with an automatic renewal for additional one-year terms; a base salary, subject to annual review, and an annual bonus as determined by our board of directors or its designated committee; and equity interest compensation of 1,200,000 Class B Common Units of our Parent and any further equity-based compensation as determined by the board of managers of our Parent.

Ms. Flood’s employment agreement provides that if she is terminated for cause, Ms. Flood will be entitled to any accrued and unpaid base salary through the date of termination (including for any earned but unused vacation) and reimbursements of certain expenses. If we terminate Ms. Flood without cause, or if she terminates her employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Ms. Flood monthly payments equal to one-twelfth of her annual base salary at the time of termination, for 12 months immediately following the date of termination;

(2) pay Ms. Flood an annual bonus of up to 60% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs and subject to increase by our board of directors; and

(3) pay or reimburse the premium cost for participation by Ms. Flood and her eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 12 months following the date of termination, (ii) the date Ms. Flood becomes eligible for participation in the health or dental plan of a new employer or (iii) the date Ms. Flood is no longer eligible for continuation of participation under COBRA.

In the event that Ms. Flood terminates her employment for certain enumerated good reasons, Ms. Flood shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Ms. Flood without cause prior to such change of control.

The following table sets forth the cash amounts that we would be obliged to pay Ms. Flood under each triggering event scenario as if it had occurred on January 2, 2010 (assuming no exercise of the put right described below) and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$552,000
Ms. Flood terminates for Good Reason	$552,000
Ms. Flood terminates other than for Good Reason	—

If a change of control (as defined in Ms. Flood’s Class B Common Unit certificate) of our Parent should occur, then up to 100% of Ms. Flood’s Class B Common Units shall accelerate and immediately vest. If we terminate Ms. Flood for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Ms. Flood’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Ms. Flood has the right to put her vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Ms. Flood is terminated other than for cause or she elects to terminate for good reason and (iii) Ms. Flood exercises her put option within 120 days of the date of termination. If we terminate Ms. Flood for cause, all of her Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Ms. Flood under COBRA) are conditioned on Ms. Flood’s timely delivery of an effective release of claims and assignment of certain intellectual property to us, as well as Ms. Flood’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 12 months from the date of termination.

Specific Compensation of Directors

The members of our board of directors and the board of managers of our Parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our Parent may be granted Class B Common Units of our Parent pursuant to awards made under the Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended January 2, 2010 as well as other compensation paid to our directors is set forth in the table below.

Director Compensation

Name(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
James L. Easton	—	—	—
Paul E. Harrington	—	—	—
William L. Beane III	—	—	—
Shael J. Dolman	—	—	—
Peter D. Lamm	—	—	—
Terry G. Lee	—	$100,000	$100,000
Timothy P. Mayhew	—	—	—
Aron I. Schwartz	—	—	—
Lee L. Sienna (3)	—	—	—
Peter V. Ueberroth	—	—	—
Richard E. Wenz	—	50,000	50,000
Andrew Claerhout (3)	—	—	—

(1)	As noted above, Mr. Harrington also serves as a director of our company and as a member of the board of managers of our Parent. All of Mr. Harrington’s compensation, including for services as a director, is reflected in the summary compensation table above and therefore has been omitted from this table.
(2)	Mr. Lee received $100,000 pursuant to a consulting agreement with us. Mr. Wenz received $50,000 as the Chair of the Audit Committee.
(3)	Mr. Sienna was replaced by Mr. Claerhout as a member of our board of directors in May 2009.

Compensation Committee Interlocks and Insider Participation

Messrs. Easton, Mayhew and Dolman are the members of our compensation committee. See the Section entitled “Arrangements with Jas. D. Easton, Inc.” in Item 13 of this Annual Report for information regarding our Company’s related-person transactions with Mr. Easton.

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

All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports and all of EB Sports’ outstanding shares of voting common stock are held directly by our Parent. The following table provides certain information as of February 28, 2010 with respect to the beneficial ownership of the membership interests of our Parent or shares of Series A Preferred Stock of EB Sports by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our Parent and shares of Series A Preferred Stock of EB Sports, (ii) each of the members of our board of directors and the board of managers of our Parent and (iii) each of our named executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	EB Sports Corp.		Easton-Bell Sports, LLC
	Shares of Series A Preferred Stock(1)	Percentage Ownership Interest in Series A Preferred Stock(2)	Class A Common Units(3)	Percentage Ownership Interest in Class A Units	Class B Common Units(4)	Percentage Ownership Interest in Class B Units(5)	Class C Common Units(6)	Percentage Ownership Interest in Class C Units(7)
Entities affiliated with Fenway Partners, LLC(8)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Ontario Teachers’ Pension Plan Board(9)	28,385.788	23.2%	47,621,270.834	23.0%	—	—	44,640,154.395	23.2%
York Street Capital Partners, LLC(10)	7,238.856	5.9%	12,271,099.273	5.9%	—	—	11,383,865.730	5.9%
The James L. Easton Living Trust(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Westerkirk Alberta Inc.(12)	8,162.079	6.7%	1,724,038.508	*	—	—	12,899,170.890	6.7%
Paul E. Harrington	392.270	*	—	—	25,821,267.898	24.6%	600,000.000	*
Mark A. Tripp	101.179	*	58,359.401	*	5,164,253.580	4.9%	155,632.920	*
Daniel J. Arment	51.359	*	61,153.768	*	4,303,544.650	4.1%	80,902.635	*
Donna L. Flood	94.847	*	—	—	6,024,962.510	5.7%	150,000.000	*
S. Geoffrey Sadowy(13)	—	—	40,000.000	*	3,442,835.720	3.3%	—	—
James L. Easton(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Peter V. Ueberroth(14)	—	—	—	—	77,597.000	*	—	—
Andrew Claerhout(15)	28,385.788	23.2%	47,621,270.834	23.0%	—	—	44,640,154.395	23.2%
Shael J. Dolman(15)	28,385.788	23.2%	47,621,270.834	23.0%	—	—	44,640,154.395	23.2%
Terry G. Lee(16)	67.271	*	114,035.208	*	77,597.000	*	105,790.155	*
William L. Beane III(17)	—	—	—	—	77,597.000	*	—	—
Peter D. Lamm(18)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Timothy P. Mayhew(19)	—	—	—	—	1,046,209.017	*	—	—
Aron I. Schwartz(19)	—	—	—	—	—	—	—	—
Richard E. Wenz(20)	—	—	—	—	155,194.001	*	—	—
All managers, directors and executive officers as a group(21)	99,231.005	81.0%	170,797,421.051	82.3%	55,008,320.792	52.3%	156,006,437.715	81.0%

*	means less than 1%.
(1)	The holders of the Series A Preferred Stock of EB Sports are entitled to receive quarterly dividends at a rate of 17.5% per annum. The holders of a majority of the Series A Preferred Stock of EB Sports have the right to designate a director to the board of directors of EB Sports but otherwise do not have any voting rights. Easton-Bell Sports, LLC owns all of the outstanding voting common stock of EB Sports.
(2)	Represents percentage of ownership interest out of 122,428.495 shares of Series A Preferred Stock.
(3)	For a discussion of the Class A Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(4)	For a discussion of the Class B Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(5)	Represents percentage of ownership interest in Class B units of authorized shares of 105,152,750.854.
(6)	For a discussion of the Class C Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(7)	Represents percentage of ownership interest out of 192,531,729.375 Class C units.

(8)	Represents (i) 108,791,970.029 Class A Common Units and 34,806,025.245 Class C Common Units of our Parent and 22,379.531 shares of Series A Preferred Stock of EB Sports held by Fenway Easton-Bell Sports Holdings, LLC, whose managing member is Fenway Partners Capital Fund II, L.P., whose general partner is Fenway Partners II, LLC and whose managing member is Fenway Partners, LLC, (ii) 1,706,031.636 Class A Common Units of our Parent held by FPIP, LLC, whose managing member is Fenway Partners, LLC, (iii) 522,955.835 Class A Common Units of our Parent held by FPIP Trust, LLC, whose managing member is Fenway Partners, LLC and (iv) 69,264,962.025 Class C Common Units of our Parent and 43,797.143 shares of Series A Preferred Stock of EB Sports held by Fenway Partners Capital Fund III, L.P., whose general partner is Fenway Partners III, LLC, whose managing member is Fenway Partners, LLC. The principal executive offices of Fenway Partners, LLC and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.
(9)	The principal executive offices of Ontario Teachers’ Pension Plan Board are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.
(10)	Represents (i) 7,602,347.230 Class A Common Units and 7,052,677.035 Class C Common Units of our Parent and 4,484.708 Series A Preferred Shares of EB Sports held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,668,752.043 Class A Common Units and 4,331,188.695 Class C Common Units of our Parent and 2,754.148 shares of Series A Preferred Stock of EB Sports held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Capital Partners, LLC are located at One Pluckemin Way, Bedminster, New Jersey 07921.
(11)	James L. Easton is the Chairman of Easton-Bell Sports, Inc.’s board of directors and the board of managers of our Parent and may be deemed to beneficially own 11,205,004.902 Class A Common Units and 5,748,726.405 Class C Common Units of our Parent and 3,672.149 shares of Series A Preferred Stock of EB Sports that are beneficially owned by The James L. Easton Living Trust and 466,875.204 shares of Class A Common Units and 433,997.250 Class C Common Units of our Parent and 275.970 shares of Series A Preferred Stock of EB Sports that are beneficially owned by Gregory J. Easton, the son of James L. Easton. Mr. James L. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of The James L. Easton Living Trust and James L. Easton are located at 7855 Haskell Avenue, Suite 350, Van Nuys, California 91406.
(12)	The principal office of Westerkirk Alberta Inc. is located at 95 Wellington Street West, Suite 1410, Toronto, Ontario M5J 2M7 Canada.
(13)	S. Geoffrey Sadowy is a participant in the Canadian Executive Bonus Plan and his awards are accounted for in the same manner as Class B Common Units under the 2006 Plan.
(14)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 1071 Camelback St., Suite 111, Newport Beach, California 92660.
(15)	Andrew Claerhout and Shael J. Dolman are both Vice Presidents of Ontario Teachers’ Pension Plan Board. Messrs. Claerhout and Dolman may be deemed to beneficially own the Class A Common Units of Easton-Bell Sports, LLC that are owned by Ontario Teachers’ Pension Plan Board. Messrs. Claerhout and Dolman may be deemed to have the power to dispose of the shares held by Ontario Teachers’ Pension Plan Board due to a delegation of authority from the board of directors of Ontario Teachers’ Pension Plan Board and each expressly disclaims beneficial ownership of such shares. The principal offices of Messrs. Claerhout and Dolman are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.
(16)	Represents (i) 114,035.208 Class A Common Units and 105,790.155 Class C Common Units of our Parent and 67.271 shares of Series A Preferred Stock of EB Sports held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 129,328.334 Class B Common Units held by Terry G. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our Parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lee is located at 11022 S. 51st Street #104, Phoenix, Arizona 85044.
(17)	The principal office of William L. Beane III is located at 7000 Coliseum Way, Oakland, California 94621.
(18)	Peter D. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, which is the managing member of Fenway Partners II, LLC, which is the general partner of Fenway Partners Capital Fund II, L.P., which is the managing member of Fenway Easton-Bell Sports Holdings, LLC. Fenway Partners, LLC, is the managing member of Fenway Partners III, LLC, which is the general partner of Fenway Partners Capital Fund III, L.P., and Fenway Partners, LLC is also the managing member of each of FPIP, LLC and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, Fenway Partners Capital Fund III, L.P., FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lamm is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.
(19)	The principal offices of Timothy P. Mayhew and Aron I. Schwartz are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.
(20)	The principal office of Richard E. Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.
(21)	Represents 19 persons as a group for Class A Common Units, Class B Common Units, Class C Common Units of our Parent and Series A Preferred Stock of EB Sports.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

All holders of our Parent’s equity securities are parties to our Parent’s limited liability company agreement. The limited liability company agreement provides, among other things, for the various rights, preferences and privileges of the holders of our Parent’s equity securities, restrictions on transfer of equity interests, drag-along rights in favor of investors affiliated with Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P., tag-along rights in favor of all members on certain transfers by such investors, certain participation rights for members in connection with equity issuances to investors affiliated with Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. and certain put and call rights with respect to shares held by management. The operating agreement also contains customary indemnification rights.

Pursuant to our Parent’s limited liability company agreement and subject to certain limitations, the Fenway Investors have the right to appoint seven members to the board of managers of our Parent (such appointees being Terry Lee, William Beane, Peter Lamm, Timothy Mayhew, Aron Schwartz, Richard Wenz and Paul Harrington), Ontario Teachers’ Pension Plan Board has the right to appoint two members to the board of managers of our Parent (such appointees being Shael Dolman and Andrew Claerhout) and affiliates of James Easton have the right to appoint two members of the board of managers of our Parent (such appointees being James Easton and Peter Ueberroth).

Stockholders Agreement

All holders of shares of Series A Preferred Stock of EB Sports are parties to the preferred stockholders agreement of EB Sports. The stockholders agreement provides, among other things, for the various rights, preferences and privileges of the holders of shares of Series A Preferred Stock of EB Sports, restrictions on transfer of the Series A Preferred Stock, drag-along rights in favor of investors affiliated with the Fenway Investors, tag-along rights in favor of all stockholders on certain transfers by the Fenway Investors, certain participation rights for stockholders in connection with equity issuances to investors affiliated with the Fenway Investors and certain call rights with respect to shares held by management. The stockholders agreement also contains customary indemnification rights.

Holdco Facility Refinancing and Equity Investment

On December 3, 2009, EB Sports refinanced the Previous Holdco Facility with Wachovia Investment Holdings, LLC and the lenders named therein pursuant to which EB Sports had initially borrowed $175.0 million, in part through an equity investment from the Fenway Investors and certain existing investors of Parent and EB Sports and their respective affiliates. The equity investment was comprised of (i) $1.725 million in cash in exchange for Class C Common Units of our Parent (of which, $1.466 million was contributed by Parent to EB Sports) and (ii) $113.275 million in cash in exchange for shares of Series A Preferred Stock of EB Sports. The Series A Preferred Stock accrues dividends quarterly at a rate of 17.5% per annum. In addition to the $13.2 million invested by existing investors of EB Sports, their respective affiliates and Paul Harrington in August 2009, the issuance of new shares of Series A Preferred Stock on December 3, 2009 resulted in an aggregate of $126.4 million invested in Series A Preferred Stock immediately after giving effect to the financing.

Under the terms of the refinancing transaction, the proceeds from the equity issuance were used to repurchase loans under the Previous Holdco Facility at a price of 90% of the principal amount thereof, and the consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into the New Holdco Facility and the Previous Holdco Facility was terminated. In addition, EB Sports borrowed $108.3 million under the New Holdco Facility. The New Holdco Facility is secured by a pledge of all of the capital stock of RBG and Easton-Bell. The New Holdco Facility is guaranteed by RBG and will, in the future, be guaranteed by any other subsidiary of EB Sports if such other subsidiary of EB Sports guarantees other indebtedness of either EB Sports or RBG. Borrowings under the New Holdco Facility through May 1, 2012 will bear interest at 11.5% per annum and EB Sports may elect to pay interest in cash or defer interest by adding it to the aggregate amount of principal due under the loan. Interest after May 1, 2012 will be paid in cash; provided, that prior to maturity if EB Sports doesn’t have sufficient cash on hand and our Company is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of our Company’s management) to permit us to distribute cash in an amount sufficient to allow such payment, then EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period.

Borrowings under the New Holdco Facility are not guaranteed by our Company or any of our subsidiaries and are senior unsecured obligations of EB Sports. However, EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. Given that EB Sports controls our Company’s direct parent, EB Sports has the ability, subject to the terms of our Company’s existing senior secured credit facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from our Company and our subsidiaries in order to fund its obligations under such loan.

As of January 2, 2010, the principal amount of loans issued under the New Holdco Facility was approximately $108.3 million, plus accrued and unpaid interest.

Management Agreements

We, our Parent and certain of its other subsidiaries entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., in September 2004. Pursuant to these management agreements, as subsequently amended, Fenway Partners LLC and Fenway Partners Resources, Inc. provide advisory services in connection with certain types of transactions and will be entitled to receive a fee equal to the greater of $1.0 million or 1.5% of the gross value of such transaction, plus reimbursement of fees and expenses incurred in connection with such transactions. The management agreements include customary indemnification provisions in favor of these entities and their affiliates and have initial terms of ten years.

Employment Agreements and Arrangements with Management

We have employment agreements with three of our fiscal 2009 named executive officers, Paul Harrington, our President and Chief Executive Officer, Mark Tripp, our Senior Vice President of Finance, Treasurer, Secretary and Chief Financial Officer and Donna Flood, our Chief Operations Officer. Mr. Harrington’s employment agreement was amended on December 3, 2009 and provides for an initial term of 48 months from March 5, 2008, with an automatic renewal for additional one year terms. Mr. Tripp’s employment agreement contains an evergreen term provision which provides for automatic renewal of the agreement for a one year term each year. Ms. Flood’s employment agreement has a term of three years and provides for automatic renewal of the agreement for one year terms. We also have employment agreements with certain of our other executive officers.

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

Arrangements with Jas. D. Easton, Inc.

Jas. D. Easton, Inc. is an affiliate of James Easton and former owner of Easton. On February 1, 2006, we entered into a Stock Purchase Agreement with Jas. D. Easton, Inc., to acquire 100% of the outstanding capital stock of Easton and we consummated the Easton acquisition on March 16, 2006. Pursuant to the transaction, we paid the seller $401.2 million (including a post-close working capital adjustment payment). The stock purchase agreement contains customary representations, warranties and covenants. In addition, the stock purchase agreement provides that Jas. D. Easton, Inc. will indemnify us for breaches of its representations, warranties and covenants, subject to certain baskets and caps. Simultaneously with the closing of our acquisition of Easton, Jas. D. Easton, Inc. purchased equity in our Parent pursuant to a subscription agreement described above in an aggregate amount of $25.0 million.

In connection with our acquisition of Easton, Easton and various affiliates of James L. Easton (including Jas. D. Easton, Inc.) entered into various technology license and trademark license agreements with respect to certain intellectual property owned or licensed by Easton, including the Easton brand name. Pursuant to these agreements, Easton has granted each of Jas D. Easton, Inc., James L. Easton Foundation, Easton Development, Inc. and Easton Sports Development Foundation a name license for use of the “Easton” name solely as part of their respective company names. In addition, Easton has granted each of Easton Technical Products, Inc. and Hoyt Archery, Inc. a license to certain trademarks, solely in connection with specific products or services, none of which are currently competitive with us. The trademarks licensed to Easton Technical Products under this license include the Easton brand. Easton has also granted Easton Technical Products, Hoyt Archery and Easton, Inc. a license to certain technology solely in connection with specific products and fields. Easton has also entered into a patent license agreement with Easton Technical Products, Inc., which grants it a license to exploit the inventions disclosed in the patent solely within specific fields. Lastly, Easton entered into a trademark license agreement with Easton Technical Products, Inc., which grants Easton a license to use certain trademarks solely in connection with specific products or services.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2009, 2008 and 2007, Easton paid approximately $1.2 million, $1.2 million and $2.7 million, respectively, in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $1.2 million in fiscal 2010.

Other Related Party Transactions

On July 14, 2004, Bell entered into a license agreement with Bell Automotive Products, Inc., an entity of which Terry Lee, a member of our board of directors is a minority owner and occupies the position of Co-Chairman. Under the license agreement, Bell Automotive, as the licensee, has the worldwide, exclusive, perpetual and royalty-free right to use the Bell trademarks in connection with certain auto accessories and equipment. The license agreement replaced a 1999 license agreement, as amended, between Bell and Bell Racing Company, and a 2000 sublicense agreement, as amended, between Bell, Bell Racing Company and Bell Automotive.

On October 1, 2004, Bell entered into a consulting agreement with Terry G. Lee, a member of our board of directors. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services relating to Bell. In exchange for his services, Mr. Lee is entitled to an annual compensation of $100,000. The term of Mr. Lee’s consulting agreement is for one year and automatically extends for additional one-year terms until we elect not to extend the agreement.

Effective August 2008, our Parent agreed to compensate Richard Wenz, a member of the board of managers of our Parent and our board of directors, for his services as Chair of our Audit Committee. Mr. Wenz was paid a one-time fee of $50,000 for services previously rendered and is paid an annual compensation of $50,000.

In connection with the Refinancing on December 3, 2009, our Company paid $2,594 as a distribution, which has been recorded as a distribution to RBG in Stockholder’s Equity.

Review, Approval or Radification of Transactions with Related Persons

Under the Audit Committee’s charter, any material potential or actual conflict of interest or transaction between our Company and any “related person” of our Company must be reviewed and approved or ratified by the Audit Committee. SEC rules define a related person of the Company as any Company director (or nominee), executive officer, 5%-or-greater shareholder or immediate family member of any of these persons.

Director Independence

Our Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the NASDAQ Stock Market: William Beane, Shael Dolman, Peter Lamm, Terry Lee, Timothy Mayhew, Aron Schwartz, Andrew Claerhout, Peter Ueberroth and Richard Wenz.

Item 14.	Principal Accountant Fees and Services

Fees

Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2009	2008
Audit Fees	$1,268,000	$1,030,000
Tax Fees	—	—

Total	$1,268,000	$1,030,000

Audit Fees consist of fees for the audit of our Company’s annual consolidated financial statements, the review of financial statements included in our Company’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, registration statements and similar engagements for the fiscal year, such as comfort letters, attest services, consents and assistance with review of documents filed with the SEC. “Audit Fees” also include advice on accounting matters that arose in connection with or as a result of the audit or the review of periodic consolidated financial statements and statutory audits the non-U.S. jurisdictions require.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. No tax fees were paid to Ernst & Young, LLP in 2009 and 2008.

Policy of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The audit committee of our Company’s board of directors is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. The audit committee has approved the pre-authorization of audit and non-audit services up to $20,000.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 51 to 85 under Item 8 of this Form 10-K.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are:

2.1	Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006.

3.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K filed March 30, 2006.

3.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 30, 2006.

4.1	Form of 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.2	Indenture dated as of December 3, 2009	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.3	Registration Rights Agreement dated as of December 3, 2009	Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 9, 2009

10.1	Revolving Credit Agreement dated as of December 3, 2009	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2009.

10.2*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006.

10.3*	Amendment to the 2006 Incentive Plan	Filed herewith

10.4*	Amended and Restated Employment Agreement of Paul Harrington	Filed herewith

10.5*	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.

10.6*	Employment Agreement with Donna L. Flood	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2008.

10.7*	Consulting Agreement with Terry Lee	Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed April 7, 2005.

10.8*	Employment Agreement with Anthony M. Palma	Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed June 23, 2006.

10.9	Intercreditor Agreement dated as of December 3, 2009	Filed herewith

21.1	Subsidiaries	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/S/ PAUL E HARRINGTON
Paul E. Harrington
Principal Executive Officer

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/S/ PAUL E. HARRINGTON	President, Chief Executive Officer and Director	March 15, 2010
Paul E. Harrington	(Principal Executive Officer)

/S/ MARK A. TRIPP	Chief Financial Officer	March 15, 2010
Mark A. Tripp	(Principal Financial Officer)

/S/ JAMES L. EASTON	Director	March 15, 2010
James L. Easton

/S/ WILLIAM L. BEANE III	Director	March 15, 2010
William L. Beane III

/S/ SHAEL J. DOLMAN	Director	March 15, 2010
Shael J. Dolman

/S/ PETER D. LAMM	Director	March 15, 2010
Peter D. Lamm

/S/ TERRY G. LEE	Director	March 15, 2010
Terry G. Lee

/S/ TIMOTHY P. MAYHEW	Director	March 15, 2010
Timothy P. Mayhew

/S/ ARON I. SCHWARTZ	Director	March 15, 2010
Aron I. Schwartz

/S/ ANDREW CLAERHOUT	Director	March 15, 2010
Andrew Claerhout

/S/ PETER V. UEBERROTH	Director	March 15, 2010
Peter V. Ueberroth

/S/ RICHARD E. WENZ	Director	March 15, 2010
Richard E. Wenz

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(2)

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED JANUARY 2, 2010

II-1

VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Adjustments	Deductions	Balance at End of Period
	(Dollars in thousands)
Product Liability Reserve
Year ended January 2, 2010	$16,246	$—	$3,539	$(2,577)	$17,208
Year ended January 3, 2009	10,725	—	7,062	(1,541)	16,246
Year ended December 29, 2007	9,422	—	4,931	(3,628)	10,725
Excess and Obsolete Inventory Reserve
Year ended January 2, 2010	$7,736	$—	$6,801	$(6,789)	$7,748
Year ended January 3, 2009	7,365	—	6,027	(5,656)	7,736
Year ended December 29, 2007	6,880	—	4,996	(4,511)	7,365
Allowance for Doubtful Accounts
Year ended January 2, 2010	$7,273	$—	$3,826	$(4,646)	$6,453
Year ended January 3, 2009	4,944	—	5,516	(3,187)	7,273
Year ended December 29, 2007	5,575	—	3,291	(3,922)	4,944