Form 10-Q
period 2010-04-03
EASTON-BELL SPORTS, INC.
filed 2010-05-18
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of May 14, 2010, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	April 3, 2010	January 2, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,859	$33,318
Accounts receivable, net	229,043	208,903
Inventories, net	119,298	127,915
Prepaid expenses	7,268	7,922
Deferred taxes	12,607	12,607
Other current assets	12,539	10,705

Total current assets	409,614	401,370
Property, plant and equipment, net	47,403	46,368
Deferred financing fees, net	16,504	17,255
Intangible assets, net	287,477	290,812
Goodwill	206,761	203,541
Other assets	1,284	1,299

Total assets	$969,043	$960,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$78,963	$70,000
Current portion of capital lease obligations	22	22
Accounts payable	56,636	70,910
Accrued expenses	57,937	49,256

Total current liabilities	193,558	190,188
Long-term debt, less current portion	345,824	345,715
Capital lease obligations, less current portion	96	102
Deferred taxes	42,104	42,104
Other noncurrent liabilities	21,064	18,699

Total liabilities	602,646	596,808

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at April 3, 2010 and January 2, 2010	—	—
Additional paid-in capital	357,948	356,788
Retained earnings	7,397	7,275
Accumulated other comprehensive income (loss)	1,052	(226)

Total stockholder’s equity	366,397	363,837

Total liabilities and stockholder’s equity	$969,043	$960,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
Net sales	$194,104	$184,851
Cost of sales	129,342	124,676

Gross profit	64,762	60,175
Selling, general and administrative expenses	49,711	46,895
Amortization of intangibles	3,335	3,352

Income from operations	11,716	9,928
Interest expense, net	11,512	8,327

Income before income taxes	204	1,601
Income tax expense	82	626

Net income	122	975
Other comprehensive income:
Foreign currency translation adjustment	1,278	(858)

Comprehensive income	$1,400	$117

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$122	$975
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,936	6,722
Amortization of deferred financing fees and debt discount	860	894
Equity compensation expense	1,160	927
Deferred income tax expense	—	231
Disposal of property, plant and equipment	6	3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(19,269)	(9,222)
Inventories, net	9,780	1,942
Other current and noncurrent assets	(1,285)	2,583
Accounts payable	(14,414)	(8,570)
Accrued expenses	10,399	(10,035)
Other current and noncurrent liabilities	423	236

Net cash used in operating activities	(5,282)	(13,314)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,573)	(3,675)
Purchase of businesses, net of cash acquired	(1,750)	—

Net cash used in investing activities	(6,323)	(3,675)

Cash flows from financing activities:
Payments on previous senior term notes	—	(788)
Proceeds from revolving credit facility	7,000	4,500
Payments on revolving credit facility	—	(1,500)
Payments on capital lease obligations	(6)	(6)

Net cash provided by financing activities	6,994	2,206

Effect of exchange rate changes on cash and cash equivalents	152	(504)
Decrease in cash and cash equivalents	(4,459)	(15,287)

Cash and cash equivalents, beginning of period	33,318	41,301

Cash and cash equivalents, end of period	$28,859	$26,014

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

1. Basis of Presentation

Unless otherwise indicated, all references in this Form 10-Q to Easton-Bell, we, us, our, and the Company refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to Easton, Bell and Riddell refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp., or RBG, which, in turn, is a wholly-owned subsidiary of EB Sports Corp., or EB Sports, of which 100% of the issued and outstanding voting common stock is owned by Easton-Bell Sports, LLC, the ultimate parent company, or our Parent.

The accompanying unaudited consolidated financial statements included herein have been prepared by our Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with our Company’s audited financial statements and notes thereto included in our Company’s Annual Report on Form 10-K for the year ended January 2, 2010. Results for interim periods are not necessarily indicative of the results for the year.

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s first quarter of fiscal year 2010 ended on April 3, and the first quarter of fiscal year 2009 ended on April 4.

2. Goodwill and Other Intangible Assets

Acquired intangible assets are as follows:

	April 3, 2010		January 2, 2010
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,640)	$1,702	$(1,579)
Customer relationships	59,180	(32,287)	59,180	(30,925)
Patents	60,345	(31,431)	60,345	(29,817)
Licensing and other	5,900	(5,076)	5,900	(4,778)

Total	$127,127	$(70,434)	$127,127	$(67,099)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of January 2, 2010	$142,077	$61,464	$203,541
Acquisitions	3,100	—	3,100
Additional purchase price - contingent consideration	120	—	120

Balance as of April 3, 2010	$145,297	$61,464	$206,761

Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board or the FASB’s Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2009 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first fiscal quarter of 2010, there were no indicators of impairment to goodwill and intangible assets.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

During the first fiscal quarter of 2010, we completed two small acquisitions. In January 2010, Riddell acquired certain assets and assumed certain liabilities of an athletic equipment reconditioning company for a purchase price of approximately $2,700 consisting of cash and contingent consideration. In addition, during January 2010, Easton acquired certain assets and assumed certain liabilities of a company engaged in the production and sale of lacrosse equipment for approximately $1,000 in cash. Based on a preliminary allocation of purchase price, the carrying amount of goodwill related to our Team Sports segment was increased by $3,100 due these acquisitions. In addition, a $120 increase was due to an earn-out payment related to a Riddell acquisition completed in prior years. There were no material changes to goodwill during the first fiscal quarter of 2009.

3. Long-Term Debt

Long-term debt consisted of the following:

	April 3, 2010	January 2, 2010
Senior Secured Credit Facility:
ABL Facility	$78,963	$70,000
9.750% Senior Secured Notes	350,000	350,000
Capital lease obligations	118	124

Total long-term debt	429,081	420,124
Less unamortized debt discount on senior secured notes	(4,176)	(4,285)
Less current maturities of long-term debt	(78,985)	(70,022)

Long-term debt, less current portion	$345,920	$345,817

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

Among other provisions, the indenture governing the Notes contains certain restrictions that limit our Company’s ability to (1) incur, assume or guarantee additional debt, (2) pay dividends and make other restricted payments, (3) create liens, (4) use the proceeds from sales of assets and subsidiary stock, (5) enter into sale and leaseback transactions, (6) enter into agreements that restrict dividends from subsidiaries, (7) change our business, (8) enter into transactions with affiliates and (9) transfer all or substantially all of our assets or enter into merger or consolidation transactions. The indenture governing the Notes also requires us to make an offer to repurchase the Notes at 101.00% of the principal amount following a change of control of our Company, and at 100.00% of the principal amount with the proceeds of certain sales of assets and subsidiary stock.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At April 3, 2010, we had $78,963 outstanding under the ABL facility and $123,520 in availability.

Certain of the Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility under the ABL Facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At April 3, 2010, we had no balance outstanding under the Canadian ABL facility.

The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate, or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the ABL Facility is initially 3.75% for LIBOR or CDOR and 2.75% for the base rate, which is subject to adjustment to 3.25% for LIBOR or CDOR and 2.25% for the base rate based upon our average excess borrowing availability as calculated under the credit agreement for the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in relation to the unutilized commitments, which is initially 0.75% per annum and may be adjusted to 0.50% based upon our utilization of the ABL Facility (increasing when utilization is lower and decreasing when utilization is higher). We are also required to pay customary letter of credit fees.

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of RBG and its subsidiaries, including the Company, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of their assets or enter into merger or consolidation transactions, (4) change their business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) enter into transactions with affiliates and (10) enter into agreements that restrict dividends from subsidiaries.

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At April 3, 2010 and January 2, 2010, outstanding letters of credit issued under the revolving credit facilities totaled $3,356 and $3,406, respectively. The amount of unused lines of credit at April 3, 2010 and January 2, 2010, were $123,520 and $119,962, respectively.

Cash payments for interest were $476 and $11,924 for the fiscal quarters ended April 3, 2010 and April 4, 2009, respectively. We amortized $751 and $894 of debt issuance costs during the first fiscal quarter of 2010 and 2009, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

4. Accrued Expenses

Accrued expenses consist of the following:

	April 3, 2010	January 2, 2010
Salaries, wages, commissions and bonuses	$8,782	$7,119
Advertising	5,167	5,411
Rebates	4,524	4,411
Warranty	2,833	3,242
Product liability - current portion	4,979	5,130
Royalties	2,270	2,268
Interest	11,613	3,434
Income taxes	1,691	2,581
Other	16,078	15,660

Total accrued expenses	$57,937	$49,256

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	April 3, 2010	January 2, 2010
Raw materials	$18,503	$17,593
Work-in-process	1,614	1,995
Finished goods	99,181	108,327

Inventories, net	$119,298	$127,915

6. Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update, or ASU 2010-09 to amend the topic of Subsequent Events. As a result of this ASU, our Company will no longer disclose the date through which we evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for our Company with respect to processes around issuing financial statements and Securities and Exchange Commission or SEC registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, we will not have to disclose the date that financial statements were reissued unless the financial statements are revised - for either an error correction or other retrospective application of GAAP. We will evaluate subsequent events through the date that the financial statements are issued. We have adopted this guidance in the first fiscal quarter of 2010, and this guidance did not have a material impact on our Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06 to amend the topic of Improving Disclosures about Fair Value Measurements. As a result of this ASU, our Company is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the related reasoning for the transfer. Also included in the new disclosure requirements is the separate presentation of purchases, sales, issuances and settlements on a gross basis in the reconciliation for significant unobservable inputs, or Level 3 inputs. Further, this ASU clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value for either Level 2 or Level 3 measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. These Level 3 specific disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosures required for our Company during the first fiscal quarter of 2010 did not have a material impact on our Company’s financial statement disclosures. Our Company is evaluating the impact of the additional disclosures required for our 2011 filings relating to the Level 3 requirements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

7. Segment Reporting

Our Company has two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. Following the acquisition of Easton, our Action Sports segment included Easton’s cycling business. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment income from operations as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of income from operations for one segment may not be comparable to another segment.

Segment results for the fiscal quarters ended April 3, 2010 and April 4, 2009, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
April 3, 2010
Net sales	$119,433	$74,671	$194,104
Income from operations	17,607	5,937	23,544
Depreciation	2,043	1,558	3,601
Capital expenditures	2,112	2,461	4,573
April 4, 2009
Net sales	$107,811	$77,040	$184,851
Income from operations	13,544	6,197	19,741
Depreciation	1,876	1,494	3,370
Capital expenditures	2,654	1,021	3,675

	Team Sports	Action Sports	Consolidated
Assets
As of April 3, 2010	$602,751	$366,292	$969,043
As of January 2, 2010	585,775	374,870	960,645

A reconciliation from the segment information to the Consolidated Statements of Income and Comprehensive Income is set forth below:

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
Segment income from operations	$23,544	$19,741
Equity compensation expense	(1,160)	(927)
Corporate expenses	(7,333)	(5,534)
Amortization of intangibles	(3,335)	(3,352)

Consolidated income from operations	$11,716	$9,928

8. Product Liability, Litigation and Other Contingencies

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

(Unaudited and amounts in thousands, except as specified)

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material effect on our Company’s consolidated financial statements. As of April 3, 2010, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material effect on our Company. There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Litigation and Other Contingencies

In addition to the matters discussed in the preceding paragraphs, our Company is a party to various non-product liability legal claims and actions incidental to our business, including without limitation, claims relating to intellectual property as well as employment related matters. For example, a judgment was recently rendered against us in a patent infringement proceeding relating to certain of our skate boots. However, we do not believe that such judgment or any other claims or actions, either individually or in the aggregate, are material to our business or financial condition.

9. Income Taxes

Our Company recorded income tax expense of $82 and $626 for the fiscal quarter ended April 3, 2010, and April 4, 2009, respectively. Our Company’s effective tax rate was 40.2% for the first fiscal quarter of 2010, as compared to 39.1% for the first fiscal quarter of 2009. For the fiscal quarter ended April 3, 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent differences for equity compensation expense and state income taxes. For the first fiscal quarter ended April 4, 2009, the difference between the effective rate and the statutory rate was primarily attributable to the permanent difference for equity compensation expense.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of April 3, 2010, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Income and Comprehensive Income.

In 2008, our Company entered an interest rate swap agreement with Wachovia Bank, N.A. The interest rate swap had an initial fixed USD LIBOR of 2.921%, and was subsequently revised to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap had a notional amount of $275,000 which decreased to $250,000 on April 15, 2009 and would decrease to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. On December 4, 2009, we entered into an amended and restated swap transaction confirmation with Wachovia Bank, N.A., pursuant to which we agreed to repay $5,982 on December 7, 2009, which was a portion of the outstanding amount owed under the interest rate swap agreement, and the swap notional amount was reduced to $60,000. On December 7, 2009, our Company, Wachovia Bank, N.A. and JPMorgan Chase Bank, N.A. entered into a novation confirmation pursuant to which Wachovia Bank, N.A. transferred its position under the revised swap to JPMorgan Chase Bank, N.A. The settlement dates for the revised swap occur on the 15th of each month commencing December 15, 2009 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

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

At April 3, 2010, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $1,450 and $1,585 at April 3, 2010 and January 2, 2010, respectively and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the first fiscal quarter of 2010, interest expense reflects $387 related to the swap and a credit of $135 related to the change in the fair value of the swap. During the first fiscal quarter of 2009, interest expense reflected $1,492 related to the swap and a debit of $246 related to the change in the fair value of the swap.

Our Company has foreign currency exchange forward contracts in place to reduce our risk related to inventory purchases and foreign currency based accounts receivable. These contracts are not designated as hedges, and therefore, under current accounting standards are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at April 3, 2010 and January 2, 2010 were as follows:

	April 3, 2010			January 2, 2010
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$32,163	Cdn$	32,404	$44,505	Cdn$	46,579
U.S. Dollars / Euros	—		€—	120		€83
U.S. Dollars / British Pounds	—		£—	72		£45

As of April 3, 2010 and January 2, 2010, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $2,113 and $1,837, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at April 3, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$1,450	$—
Foreign currency exchange forward contracts	—	2,113	—

Total	$—	$3,563	$—

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Fair Value of Financial Instruments

The carrying amounts reported in our Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable, net” and “Accounts payable” approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value amount of long-term debt under our Company’s 9.75% Notes are based on quoted market prices for the same or similar issues on borrowing rates available to our Company for loans with similar terms and average maturities.

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	April 3, 2010		January 2, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$357,389	$379,940	$348,654	$365,626

11. Equity-Based Employee Compensation

On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, which are intended to be profits interests. Such units qualify as equity instruments of our Parent. The holders of these units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such units to an amount commensurate with the then fair market value of a Class A Common Unit. As of April 3, 2010, there were 105,152,751 Units authorized for grant pursuant to the Incentive Plan.

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses such factors as the market price of the underlying Units at date of issuance, a fair market value of $1.32 for Units issued during the first fiscal quarter of 2010 and the expected term of the Unit, which is approximately four years, utilizing the simplified method. The weighted average grant date fair value of Units granted during the first fiscal quarter of 2010 amounted to $0.25. During the first fiscal quarter of 2009, no Units were granted.

During the fiscal quarter ended April 3, 2010, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Fiscal Quarter Ended April 3, 2010

Expected term	4 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	0.15 to 0.22%
Expected volatility(1)	49.4%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of April 3, 2010, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the first fiscal quarters of 2010 and 2009 as follows:

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
Equity compensation expense	$1,160	$927

As of April 3, 2010, there was $19,706 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $6,168 related to time based vesting units and $13,538 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2.5 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan for the first fiscal quarter of 2010 is as follows:

	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at January 2, 2010	89,490,621	$1.46
Granted	7,773,653	$1.32
Cancelled	(428,353)	$2.14
Forfeited	(426,164)	$2.14

Outstanding at April 3, 2010	96,409,757	$1.44

Vested Units at April 3, 2010	23,262,003	$1.70

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

The following is a reconciliation of the changes in our Company’s product warranty liability:

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
Beginning of period	$3,242	$3,663
Warranty costs incurred during the period	(1,953)	(991)
Warranty expense recorded during the period	1,544	1,019

End of period	$2,833	$3,691

13. Related Party Transactions

We, our Parent and certain of its other subsidiaries entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., in September 2004. Pursuant to these management agreements, as subsequently amended, Fenway Partners, LLC and Fenway Partners Resources, Inc. provide advisory services in connection with certain types of transactions and will be entitled to receive a fee equal to the greater of $1.0 million or 1.5% of the gross value of such transaction, plus reimbursement of fees and expenses incurred in connection with such transactions. The management agreements include customary indemnification provisions in favor of these entities and their affiliates and have initial terms of ten years.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent payments pursuant to such affiliate leases were $288 for both the first fiscal quarters of 2010 and 2009.

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

Effective August 2008, our Parent has agreed to compensate Richard Wenz, a member of the board of managers of our Parent and the board of directors of our Company, for his services as Chair of our Company’s Audit Committee. Mr. Wenz will be paid an annual compensation of $50 for his services.

14. Supplemental Guarantor Condensed Financial Information

In September 2004, in connection with the acquisition of Bell, our Company (presented as issuer in the following tables) issued $140,000 of 8.375% Senior Subordinated Notes due 2012, or the Previous Notes. The Previous Notes were guaranteed by all of our domestic subsidiaries. In December 2009, in connection with the Refinancing, we issued the Notes. As part of the refinancing, the Previous Notes were redeemed. The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries, or Guarantors. Each subsidiary guarantor is wholly owned and the guarantees are full and unconditional and joint and several. All other subsidiaries of our Company, or Non-Guarantors, do not guarantee the Notes.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Issuer, (ii) Guarantors, (iii) Non-Guarantors and (iv) eliminations to arrive at the information for our Company on a consolidated basis for the first fiscal quarter of 2010 and the respective comparable periods for fiscal 2009. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

April 3, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,956	$8,515	$13,388	$—	$28,859
Accounts receivable, net	—	202,022	27,021	—	229,043
Inventories, net	—	99,962	19,336	—	119,298
Prepaid expenses	1,046	5,638	584	—	7,268
Deferred taxes	—	12,607	—	—	12,607
Other current assets	—	8,622	3,917	—	12,539

Total current assets	8,002	337,366	64,246	—	409,614
Property, plant and equipment, net	20,934	25,665	804	—	47,403
Deferred financing fees, net	16,504	—	—	—	16,504
Investments and intercompany receivables	325,457	140,661	50,969	(517,087)	—
Intangible assets, net	—	281,727	5,750	—	287,477
Goodwill	16,195	185,375	5,191	—	206,761
Other assets	—	1,249	35	—	1,284

Total assets	$387,092	$972,043	$126,995	$(517,087)	$969,043

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$78,963	$—	$—	$—	$78,963
Current portion of capital lease obligations	—	22	—	—	22
Accounts payable	—	51,642	4,994	—	56,636
Accrued expenses	14,877	35,876	7,184	—	57,937

Total current liabilities	93,840	87,540	12,178	—	193,558
Long-term debt, less current portion	345,824	—	—	—	345,824
Capital lease obligations, less current portion	—	96	—	—	96
Deferred taxes	—	42,104	—	—	42,104
Other noncurrent liabilities	—	13,631	7,433	—	21,064
Long-term intercompany payables	—	438,882	38,754	(477,636)	—

Total liabilities	439,664	582,253	58,365	(477,636)	602,646
Total stockholder’s equity	(52,572)	389,790	68,630	(39,451)	366,397

Total liabilities and stockholder’s equity	$387,092	$972,043	$126,995	$(517,087)	$969,043

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

January 2, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,347	$10,229	$13,742	$—	$33,318
Accounts receivable, net	—	184,411	24,492	—	208,903
Inventories, net	—	110,478	17,437	—	127,915
Prepaid expenses	964	6,382	576	—	7,922
Deferred taxes	—	12,607	—	—	12,607
Other current assets	—	7,567	3,138	—	10,705

Total current assets	10,311	331,674	59,385	—	401,370

Property, plant and equipment, net	19,032	26,572	764	—	46,368
Deferred financing fees, net	17,255	—	—	—	17,255
Investments and intercompany receivables	380,365	91,416	43,649	(515,430)	—
Intangible assets, net	—	284,996	5,816	—	290,812
Goodwill	16,195	182,155	5,191	—	203,541
Other assets	—	1,265	34	—	1,299

Total assets	$443,158	$918,078	$114,839	$(515,430)	$960,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$70,000	$—	$—	$—	$70,000
Current portion of capital lease obligations	—	22	—	—	22
Accounts payable	—	67,192	3,718	—	70,910
Accrued expenses	6,851	34,096	8,309	—	49,256

Total current liabilities	76,851	101,310	12,027	—	190,188

Long-term debt, less current portion	345,715	—	—	—	345,715
Capital lease obligations, less current portion	—	102	—	—	102
Deferred taxes	—	42,104	—	—	42,104
Other noncurrent liabilities	—	11,266	7,433	—	18,699
Long-term intercompany payables	—	447,305	30,331	(477,636)	—

Total liabilities	422,566	602,087	49,791	(477,636)	596,808

Total stockholder’s equity	20,592	315,991	65,048	(37,794)	363,837

Total liabilities and stockholder’s equity	$443,158	$918,078	$114,839	$(515,430)	$960,645

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Income

Fiscal Quarter Ended April 3, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,269	$17,805	$(7,970)	$194,104
Cost of sales	—	123,409	13,903	(7,970)	129,342

Gross profit	—	60,860	3,902	—	64,762
Selling, general and administrative expenses	9,692	37,236	2,783	—	49,711
Amortization of intangibles	—	3,335	—	—	3,335

(Loss) income from operations	(9,692)	20,289	1,119	—	11,716
Interest expense, net	11,423	88	1	—	11,512
Share of net income (loss) of subsidiaries under equity method	21,237	1,062	—	(22,299)	—

Income (loss) before income taxes	122	21,263	1,118	(22,299)	204
Income tax expense	—	26	56	—	82

Net income (loss)	$122	$21,237	$1,062	$(22,299)	$122

Condensed Consolidating Statement of Income

Fiscal Quarter Ended April 4, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$178,212	$18,144	$(11,505)	$184,851
Cost of sales	—	121,014	15,167	(11,505)	124,676

Gross profit	—	57,198	2,977	—	60,175
Selling, general and administrative expenses	7,274	37,170	2,451	—	46,895
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(7,274)	16,676	526	—	9,928
Interest expense, net	8,152	187	(12)	—	8,327
Share of net income (loss) of subsidiaries under equity method	16,401	439	—	(16,840)	—

Income (loss) before income taxes	975	16,928	538	(16,840)	1,601
Income tax expense	—	527	99	—	626

Net income (loss)	$975	$16,401	$439	$(16,840)	$975

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Quarter Ended April 3, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$122	$21,237	$1,062	$(22,299)	$122
Non-cash adjustments	(15,928)	119	2,472	22,299	8,962
Changes in operating assets and liabilities, net of effects from purchase of businesses	9,907	(20,338)	(3,935)	—	(14,366)

Net cash (used in) provided by operating activities	(5,899)	1,018	(401)	—	(5,282)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,492)	(976)	(105)	—	(4,573)
Purchase of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(3,492)	(2,726)	(105)	—	(6,323)
Cash flows from financing activities:
Payments on capital lease obligations	—	(6)	—	—	(6)
Proceeds from revolving credit facility, net	7,000	—	—	—	7,000

Net cash provided by (used in) financing activities	7,000	(6)	—	—	6,994
Effect of exchange rate changes on cash and cash equivalents	—	—	152	—	152

Decrease in cash and cash equivalents	(2,391)	(1,714)	(354)	—	(4,459)
Cash and cash equivalents, beginning of period	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of period	$6,956	$8,515	$13,388	$—	$28,859

Condensed Consolidating Statement of Cash Flows

Fiscal Quarter Ended April 4, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$975	$16,401	$439	$(16,840)	$975
Non-cash adjustments	(10,125)	8,296	(6,234)	16,840	8,777
Changes in operating assets and liabilities	5,102	(22,390)	(5,778)	—	(23,066)

Net cash (used in) provided by operating activities	(4,048)	2,307	(11,573)	—	(13,314)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,959)	(1,690)	(26)	—	(3,675)

Net cash used in investing activities	(1,959)	(1,690)	(26)	—	(3,675)
Cash flows from financing activities:
Payments on capital lease obligations	—	(6)	—	—	(6)
Payments on senior term notes	(788)	—	—	—	(788)
Proceeds from senior secured credit facility, net	3,000	—	—	—	3,000

Net cash provided by (used in) financing activities	2,212	(6)	—	—	2,206
Effect of exchange rate changes on cash and cash equivalents	—	—	(504)	—	(504)

(Decrease) increase in cash and cash equivalents	(3,795)	611	(12,103)	—	(15,287)
Cash and cash equivalents, beginning of period	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of period	$11,034	$10,434	$4,546	$—	$26,014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes, included elsewhere in this Form 10-Q.

Unless otherwise indicated, all references in this Form 10-Q to Easton-Bell, we, us, our, and the Company refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to Easton, Bell and Riddell refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively. Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp., or RBG, which, in turn, is a wholly-owned subsidiary of EB Sports Corp., or EB Sports, of which 100% of the issued and outstanding voting common stock is owned by Easton-Bell Sports, LLC, the ultimate parent company, or our Parent.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, as well as the risks outlined under “Risk Factors” in our 2009 Annual Report on Form 10-K, will be important in determining future results.

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

Net Sales

Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell brand and the Giro brand and the Easton branded cycling products are reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.

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

Factors Affecting our Business

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for the remainder of 2010 may be affected by the following:

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

•

Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs and our ability to mitigate such cost increases may be reduced.

•

Interest Expense and Debt Repayment. In connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. As of April 3, 2010, the outstanding principal balance under the ABL Facility was $79.0 million. In addition, we have $350.0 million of outstanding principal amount of our Senior Secured Notes due December 2016, or the Notes. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service debt payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable and Allowances. We review the financial condition and creditworthiness of potential customers prior to contracting for sales and record accounts receivable at their face value upon completion of the sale to our customers. We record an allowance for doubtful accounts based upon management’s estimate of the amount of uncollectible receivables. This estimate is based upon prior experience including historic losses as well as current economic conditions. The estimates can be affected by changes in the retail industry, customer credit issues and customer bankruptcies. Since we cannot predict future changes in the retail industry and financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required. In the event we determine that a smaller or larger allowance is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which such a determination is made. Uncollectible receivables are written-off once management has determined that further collection efforts will not be successful. We generally do not require collateral from our customers.

Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on management’s assessment of slow-moving and obsolete inventory on a product-by-product basis. We record adjustments to our inventory for estimated obsolescence or a decrease in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from our expectations. If changes in economic or market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a corresponding charge to cost of sales.

Long-lived and intangible assets. We follow the current accounting guidance relating to goodwill and trademarks, whereby assets which have indefinite lives are not amortized, but rather are reviewed periodically for indications of impairment. The carrying values of all long-lived assets, excluding goodwill and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate) in accordance with current accounting guidelines. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model. For goodwill, on an annual basis or more frequently if certain conditions exist, the fair values of our reporting units are compared with their carrying values and an impairment loss is recognized if the carrying value of a reporting unit exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. We generally base our measurement of the fair value of a reporting unit on the present value of future discounted cash flows. The discounted cash flows model indicates the fair value of each reporting unit based on the present value of the cash flows that we expect each reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include our weighted average cost of capital, long-term rate of growth and profitability of each reporting unit, and working capital effects. The growth and profitability rates are based on historical rates specific to the markets in which we operate and cost increases that are reflective of anticipated inflation (deflation) adjusted for any anticipated future cost savings. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.

The Company’s goodwill impairment analysis performed as of January 2, 2010 indicated that none of the reporting units were at risk of failing the goodwill impairment test. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the period that such a determination is made.

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

Income Taxes. We follow the provisions of SFAS No. 109, “Accounting for Income Taxes”, which was codified into Topic 740, “Income Taxes”. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable. A portion of our deferred tax assets relate to net operating loss carryforwards. The realization of these assets is based upon estimates of future taxable income. Changes in economic conditions and the business environment and our assumptions regarding realization of deferred tax assets can have a significant effect on income tax expense, and may result in the recognition of an additional income tax expense in the period such a change occurs.

Product Liability Litigation Matters and Contingencies. We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured or reconditioned by us or our subsidiaries and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot currently be determined with certainty. We estimate the uninsured portion of probable future costs and expenses related to claims, as well as incurred but not reported claims and record an accrual in this amount on our consolidated balance sheets. These accruals are based on managements’ best estimate of probable losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis provided by an independent actuarial services firm, previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from these estimates, and may result in an increase or decrease in expense in the period such an uncertainty is resolved.

Derivative Instruments and Hedging Activity. We account for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. We also have an interest rate swap agreement. As of April 3, 2010, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Income and Comprehensive Income.

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

Equity-Based Compensation. Effective January 1, 2006, we adopted accounting standards which requires us to expense Class B Common Units of our Parent, or Units, granted under our Parent’s 2006 Equity Incentive Plan, or the Incentive Plan, based upon the fair market value of the Units on the date of grant. We are amortizing the fair market value of Units granted over the vesting period of the Units and we are using the prospective method of adoption. For Units issued prior to January 1, 2006, we accounted for these Units using the intrinsic value method in accordance with previous accounting standards.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Income and Comprehensive Income:

	Fiscal Quarter Ended
	April 3, 2010	% of Net Sales	April 4, 2009	% of Net Sales
	(Dollars in millions)
Net sales	$194.1	100.0%	$184.9	100.0%
Cost of sales	129.3	66.6%	124.7	67.4%

Gross profit	64.8	33.4%	60.2	32.6%
Selling, general and administrative expenses	49.8	25.7%	47.0	25.4%
Amortization of intangibles	3.3	1.7%	3.3	1.8%

Income from operations	$11.7	6.0%	$9.9	5.4%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009	Change
			$	%
		(Dollars in millions)
Team Sports	$119.4	$107.8	$11.6	10.8%
Action Sports	74.7	77.1	(2.4)	(3.1)%

	$194.1	$184.9	$9.2	5.0%

Net sales in Team Sports and Action Sports during the first quarter of 2010 were positively impacted by favorable foreign currency exchange rate movements of $2.6 million and $0.9 million, respectively. On a constant currency basis, net sales in Team Sports increased by $9.0 million, or 8.3%, and net sales in Action Sports decreased by $3.3 million, or 4.3%. Team Sports net sales increased primarily due to higher sales of baseball, softball and football equipment, apparel and favorable foreign currency exchange rates, while ice hockey equipment sales were relatively flat. Action Sports net sales decreased, primarily due to lower sales of high price point cycling helmets and accessories, partially offset by higher sales of low price point cycling helmets, snowsports helmets, fitness related products and favorable foreign currency exchange rates.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended
	April 3, 2010	% of Net Sales	April 4, 2009	% of Net Sales
		(Dollars in millions)
Team Sports	$75.3	63.1%	$68.8	63.8%
Action Sports	54.0	72.3%	55.9	72.5%

	$129.3	66.6%	$124.7	67.4%

The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to a favorable mix due to a higher concentration of sales of higher price point products, lower sourced product costs, improved manufacturing efficiencies and favorable foreign currency exchange rates, partially offset by a non-recurring supplier credit which benefitted the first fiscal quarter of 2009.

The decrease in Action Sports cost of sales as a percentage of net sales primarily relates to lower sourced product costs, lower closeout sales and inventory write-offs of mass channel products and favorable foreign currency exchange rates, partially offset by higher royalties due to a sales increase in licensed cycling helmets and higher inventory write-offs related to specialty channel products.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended
	April 3, 2010	% of Net Sales	April 4, 2009	% of Net Sales
		(Dollars in millions)
Team Sports	$44.1	36.9%	$39.0	36.2%
Action Sports	20.7	27.7%	21.2	27.5%

	$64.8	33.4%	$60.2	32.6%

The increase in Team Sports gross margin primarily relates to a favorable mix due to a higher concentration of sales of higher price point products, lower sourced product costs, improved manufacturing efficiencies and favorable foreign currency exchange rates, partially offset by a non-recurring supplier credit which benefitted the first fiscal quarter of 2009.

The increase in Action Sports gross margin primarily relates to lower sourced product costs, lower closeout sales and inventory write-offs of mass channel products and favorable foreign currency exchange rates, partially offset by higher royalties due to a sales increase in licensed cycling helmets and higher inventory write-offs related to specialty channel products.

Selling, General and Administrative Expenses

SG&A expenses increased $2.8 million or 6.0% for the first fiscal quarter of 2010, as compared to the first fiscal quarter of 2009. The increase primarily relates to higher variable selling expenses of $1.0 million related to the increase in net sales, higher depreciation of $0.7 million related to information technology capital expenditures, $0.3 million of expense related to the mark-to-market adjustment for foreign currency exchange forward contracts, higher marketing expenses of $0.3 million, higher research and development expenses of $0.3 million and higher equity compensation expense of $0.2 million, partially offset by $0.4 million of lower expenditures on sales support and events.

Amortization of Intangibles

Amortization of intangibles expense of $3.3 million did not vary for the first fiscal quarters of 2010 and 2009.

Interest Expense

Interest expense increased $3.2 million or 38.2% during the first fiscal quarter of 2010, as compared to the first fiscal quarter of 2009. The increase relates to higher borrowing costs incurred subsequent to the Refinancing which negatively impacted the first fiscal quarter of 2010 as compared to the first fiscal quarter of 2009, partially offset by the reduced cost resulting from the reduction in the notional value of the interest rate swap agreement as part of the Refinancing.

Income Tax Expense

Income tax expense was $0.1 million for the first fiscal quarter of 2010, as compared to an income tax expense of $0.6 million for the first fiscal quarter of 2009. The effective tax rate was 40.2% for the first fiscal quarter of 2010, as compared to 39.1% for the first fiscal quarter of 2009. For the first fiscal quarter of 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state income taxes. For the first fiscal quarter of 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily from the ABL Facility. The cash generated from operating activities, the issuance of the Notes offered on December 3, 2009, and the availability under the new ABL Facility are our principal sources of liquidity. Each are described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot guarantee that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL Facility in an amount sufficient to enable us to repay our indebtedness, including our Notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control of our Company, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the ABL Facility or our Notes, on commercially reasonable terms or at all.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 53.7% at April 3, 2010, as compared to 53.3% at January 2, 2010. The increase was primarily attributable to the increase in debt, partially offset by the positive effect of the foreign currency translation adjustment on stockholder’s equity.

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

9.750% Senior Secured Notes

In December 2009, in connection with the Refinancing, we issued the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. We may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. We may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, we may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

Among other provisions, the indenture governing the Notes contains certain restrictions that limits our ability to (1) incur, assume or guarantee additional debt, (2) pay dividends and make other restricted payments, (3) create liens, (4) use the proceeds from sales of assets and subsidiary stock, (5) enter into sale and leaseback transactions, (6) enter into agreements that restrict dividends from subsidiaries, (7) change our business, (8) enter into transactions with affiliates, and (9) transfer all or substantially all of our assets or enter into merger or consolidation transactions. The indenture governing the Notes also requires our Company to make an offer to repurchase the Notes at 101.00% of the principal amount following a change of control of our Company, and at 100.00% of the principal amount with the proceeds of certain sales of assets and subsidiary stock.

Subject to certain exceptions, the indenture governing the Notes permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. In addition, the indenture will not limit the amount of indebtedness that our direct or indirect parent entities, including EB Sports and RBG may incur.

The ABL Facility

Concurrently with the issuance of the Notes in December 2009, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount may be increased to allow borrowings of up to $300.0 million, subject to certain conditions, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., and Wachovia Capital Finance Corporation (New England), as co-syndication agents, and U.S. Bank National Association, as documentation agent, or the ABL Facility. The unused portion of the ABL Facility available (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs.

Certain of our wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers of the Canadian sub-facility under the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings by us are secured under the ABL Facility.

The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the ABL Facility is initially 3.75% for LIBOR or CDOR and 2.75% for the base rate, which is subject to adjustment to 3.25% for LIBOR or CDOR and 2.25% for the base rate based upon our average excess borrowing availability as calculated under the credit agreement for the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in relation to the unutilized commitments, which is initially 0.75% per annum and may be adjusted to 0.50% based upon our Company’s utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). We are also required to pay customary letter of credit fees.

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of RBG and its subsidiaries, including the Company, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of their assets or enter into merger or consolidation transactions, (4) change its business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter swap agreements, (9) enter into transactions with affiliates, and (10) enter into agreements that restrict dividends from subsidiaries.

Sources and Uses of Our Cash

Cash used in operating activities was $5.3 million for the first fiscal quarter of 2010, as compared to $13.3 million of cash used in the first fiscal quarter of 2009. The decrease in cash used in operating activities primarily reflects increased accrued expenses and reduced inventory, partially offset by higher accounts receivable and lower accounts payable.

We had $216.1 million in working capital as of April 3, 2010, as compared to $211.2 million at January 2, 2010. The $4.9 million increase in working capital primarily results from the increase in accounts receivable and lower accounts payable, partially offset by the increase in revolver borrowings, higher accrued expenses and the decrease in cash and inventory.

Cash used in investing activities was $6.3 million for the first fiscal quarter of 2010, as compared to $3.7 million used in the first fiscal quarter of 2009. The primary reason for the difference is that the first fiscal quarter of 2010 reflects $4.6 million related to the purchase of property, plant and equipment for information technology and enhancing new and existing products and $1.8 million for the purchase of businesses, whereas the first fiscal quarter of 2009 reflects $3.7 million related to the purchase of property, plant and equipment for the implementation of our ERP system and enhancing new and existing products.

Cash provided by financing activities was $7.0 million for the first fiscal quarter of 2010, as compared to $2.2 million of cash provided by financing activities in the first fiscal quarter of 2009. The primary reason for the difference is that the first fiscal quarter of 2010 reflects $7.0 million of proceeds from borrowings on the revolving credit facility, whereas the first fiscal quarter of 2009 reflects $3.0 million of net borrowings on the revolving credit facility and an $0.8 million payment on the old senior term notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. In fiscal year 2009, approximately 86.8% of our net sales were in United States dollars, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At April 3, 2010, there were foreign currency forward contracts in effect for the purchase of United States $32.2 million aggregated notional amounts, or approximately Cdn $32.4 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year-end, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected second quarter 2010 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of April 3, 2010, the outstanding principal balance under this facility was $79.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate applicable to the ABL Facility balance of $79.0 million would have resulted in approximately a $0.1 million increase in interest expense for the quarter ended April 3, 2010.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 3, 2010, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in various suits and claims, including various product liability suits and claims, all of which constitute ordinary, routine litigation incidental to the business. For example, a judgment was recently rendered against us in a patent infringement proceeding relating to certain of our skate boots. However, we do not believe that such judgment or any other claims or actions, either individually or in the aggregate, are material to our business or financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.

Item 6.	Exhibits

(a)	The following exhibits are filed or incorporated by reference as part of this Form 10-Q. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*):

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are:

10.1*	Employment Agreement with Chris Zimmerman	Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed May 5, 2010

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTON-BELL SPORTS, INC.
Registrant

Dated: May 18, 2010	/s/ PAUL E. HARRINGTON
Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 18, 2010	/s/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)