Form 10-Q
period 2010-07-03
EASTON-BELL SPORTS, INC.
filed 2010-08-12
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

As of July 31, 2010, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of July 3, 2010 (unaudited) and January 2, 2010	4

Consolidated Statements of Income and Comprehensive Income for the Fiscal Quarter and Two Fiscal Quarters Ended July 3, 2010 (unaudited) and July 4, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended July 3, 2010 (unaudited) and July 4, 2009 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T. Controls and Procedures	31

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	July 3, 2010	January 2, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,418	$33,318
Accounts receivable, net	228,752	208,903
Inventories, net	120,618	127,915
Prepaid expenses	4,389	7,922
Deferred taxes	12,607	12,607
Other current assets	11,671	10,705

Total current assets	413,455	401,370
Property, plant and equipment, net	48,397	46,368
Deferred financing fees, net	15,752	17,255
Intangible assets, net	284,225	290,812
Goodwill	206,819	203,541
Other assets	1,313	1,299

Total assets	$969,961	$960,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$67,417	$70,000
Current portion of capital lease obligations	22	22
Accounts payable	71,048	70,910
Accrued expenses	52,624	49,256

Total current liabilities	191,111	190,188
Long-term debt, less current portion	345,935	345,715
Capital lease obligations, less current portion	90	102
Deferred taxes	43,552	42,104
Other noncurrent liabilities	20,966	18,699

Total liabilities	601,654	596,808

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at July 3, 2010 and January 2, 2010	—	—
Additional paid-in capital	358,689	356,788
Retained earnings	12,358	7,275
Accumulated other comprehensive loss	(2,740)	(226)

Total stockholder’s equity	368,307	363,837

Total liabilities and stockholder’s equity	$969,961	$960,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$202,757	$187,295	$396,861	$372,146
Cost of sales	133,817	126,889	263,159	251,565

Gross profit	68,940	60,406	133,702	120,581
Selling, general and administrative expenses	45,577	42,270	95,287	89,165
Amortization of intangibles	3,251	3,351	6,586	6,703

Income from operations	20,112	14,785	31,829	24,713
Interest expense, net	11,162	7,726	22,674	16,053

Income before income taxes	8,950	7,059	9,155	8,660
Income tax expense	3,990	3,168	4,072	3,794

Net income	4,960	3,891	5,083	4,866
Other comprehensive income:
Foreign currency translation adjustment	(3,792)	2,828	(2,514)	1,970

Comprehensive income	$1,168	$6,719	$2,569	$6,836

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Two Fiscal Quarters Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income	$5,083	$4,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,473	14,113
Amortization of deferred financing fees and debt discount	1,723	1,789
Equity compensation expense	1,901	1,854
Deferred income tax expense	1,448	1,391
Disposal of property, plant and equipment	6	3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(20,810)	(12,597)
Inventories, net	7,434	7,649
Other current and noncurrent assets	2,376	7,188
Accounts payable	425	(2,903)
Accrued expenses	6,840	(3,095)
Other current and noncurrent liabilities	325	(1,137)

Net cash provided by operating activities	21,224	19,121

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,894)	(8,179)
Purchase of businesses, net of cash acquired	(1,750)	—

Net cash used in investing activities	(11,644)	(8,179)

Cash flows from financing activities:
Payments on previous notes	—	(788)
Proceeds from revolving credit facility	7,000	6,000
Payments on revolving credit facility	(13,000)	(6,000)
Payments on capital lease obligations	(12)	(12)

Net cash used in financing activities	(6,012)	(800)

Effect of exchange rate changes on cash and cash equivalents	(1,468)	1,010
Increase in cash and cash equivalents	2,100	11,152

Cash and cash equivalents, beginning of period	33,318	41,301

Cash and cash equivalents, end of period	$35,418	$52,453

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

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s second quarter of fiscal year 2010 ended on July 3, and the second quarter of fiscal year 2009 ended on July 4.

2. Goodwill and Other Intangible Assets

Acquired intangible assets are as follows:

	July 3, 2010		January 2, 2010
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,579)
Customer relationships	59,180	(33,647)	59,180	(30,925)
Patents	60,345	(33,046)	60,345	(29,817)
Licensing and other	5,900	(5,291)	5,900	(4,778)

Total	$127,127	$(73,686)	$127,127	$(67,099)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of January 2, 2010	$142,077	$61,464	$203,541
Acquisitions	3,100	—	3,100
Additional purchase price - contingent consideration	178	—	178

Balance as of July 3, 2010	$145,355	$61,464	$206,819

Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2009 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first two fiscal quarters of 2010, there were no indicators of impairment to goodwill and intangible assets.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

During the first fiscal quarter of 2010, we completed two acquisitions. In January 2010, Riddell acquired certain assets and assumed certain liabilities of an athletic equipment reconditioning company for a purchase price of approximately $2,700 consisting of cash and contingent consideration. In addition, during January 2010, Easton acquired certain assets and assumed certain liabilities of a company engaged in the production and sale of lacrosse equipment for approximately $1,000 in cash. Based on a preliminary allocation of purchase price, the carrying amount of goodwill related to our Team Sports segment was increased by $3,100 due to these acquisitions. In addition, a $178 increase was due to an earn-out payment and contingency related to previously completed Riddell acquisitions. There were no material changes to goodwill during the first two fiscal quarters of 2009.

3. Long-Term Debt

Long-term debt consisted of the following:

	July 3, 2010	January 2, 2010
Senior Secured Credit Facility:
ABL Facility	$67,417	$70,000
9.750% Senior Secured Notes	350,000	350,000
Capital lease obligations	112	124

Total long-term debt	417,529	420,124
Less unamortized debt discount on senior secured notes	(4,065)	(4,285)
Less current maturities of long-term debt	(67,439)	(70,022)

Long-term debt, less current portion	$346,025	$345,817

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At July 3, 2010, we had $67,417 outstanding under the ABL facility and $125,897 in availability.

Certain of the Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility under the ABL Facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At July 3, 2010, we had no balance outstanding under the Canadian ABL facility.

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

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of RBG and its subsidiaries, including the Company, to, among other things, (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of their assets or enter into merger or consolidation transactions, (4) change their business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) enter into transactions with affiliates and (10) enter into agreements that restrict dividends from subsidiaries.

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At July 3, 2010 and January 2, 2010, outstanding letters of credit issued under the revolving credit facilities totaled $3,306 and $3,406, respectively. The amount of unused lines of credit at July 3, 2010 and January 2, 2010, were $125,897 and $119,962, respectively.

Cash payments for interest were $17,514 and $3,921 for the fiscal quarters ended July 3, 2010 and July 4, 2009, respectively. For the first two fiscal quarters of 2010 and 2009, cash payments for interest were $17,990 and $15,845, respectively. We amortized $752 and $894 of debt issuance costs during the second fiscal quarters of 2010 and 2009, respectively. For the first two fiscal quarters of 2010 and 2009, we amortized $1,503 and $1,789 of debt issuance costs, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

4. Accrued Expenses

Accrued expenses consist of the following:

	July 3, 2010	January 2, 2010
Salaries, wages, commissions and bonuses	$11,390	$7,119
Advertising	4,966	5,411
Rebates	5,524	4,411
Warranty	2,765	3,242
Product liability - current portion	5,010	5,130
Royalties	694	2,268
Interest	3,525	3,434
Income taxes	2,448	2,581
Other	16,302	15,660

Total accrued expenses	$52,624	$49,256

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	July 3, 2010	January 2, 2010
Raw materials	$18,554	$17,593
Work-in-process	2,121	1,995
Finished goods	99,943	108,327

Inventories, net	$120,618	$127,915

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

Segment results for the fiscal quarter and two fiscal quarters ended July 3, 2010 and July 4, 2009, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
July 3, 2010
Net sales	$109,166	$93,591	$202,757
Income from operations	18,999	12,850	31,849
Depreciation	2,553	1,733	4,286
Capital expenditures	2,587	2,734	5,321
July 4, 2009
Net sales	$100,821	$86,474	$187,295
Income from operations	13,471	10,407	23,878
Depreciation	2,390	1,650	4,040
Capital expenditures	2,439	2,065	4,504

Two Fiscal Quarters Ended	Team Sports	Action Sports	Consolidated
July 3, 2010
Net sales	$228,599	$168,262	$396,861
Income from operations	36,606	18,787	55,393
Depreciation	4,596	3,291	7,887
Capital expenditures	4,699	5,195	9,894
July 4, 2009
Net sales	$208,632	$163,514	$372,146
Income from operations	27,015	16,604	43,619
Depreciation	4,266	3,144	7,410
Capital expenditures	5,093	3,086	8,179

	Team Sports	Action Sports	Consolidated
Assets
As of July 3, 2010	$601,111	$368,850	$969,961
As of January 2, 2010	585,775	374,870	960,645

A reconciliation from the segment information to the Consolidated Statements of Income and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Segment income from operations	$31,849	$23,878	$55,393	$43,619
Equity compensation expense	(741)	(927)	(1,901)	(1,854)
Corporate expenses	(7,745)	(4,815)	(15,077)	(10,349)
Amortization of intangibles	(3,251)	(3,351)	(6,586)	(6,703)

Consolidated income from operations	$20,112	$14,785	$31,829	$24,713

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material effect on our Company’s consolidated financial statements. As of July 3, 2010, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material effect on our Company. There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

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

9. Income Taxes

Our Company recorded income tax expenses of $4,072 and $3,794 for the first two fiscal quarters ended July 3, 2010 and July 4, 2009, respectively. Our Company’s effective tax rate was 44.5% for the first two fiscal quarters of 2010, as compared to 43.8% for the first two fiscal quarters of 2009. For the fiscal quarters ended July 3, 2010 and July 4, 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of July 3, 2010, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Income and Comprehensive Income.

        In 2008, our Company entered an interest rate swap agreement with Wachovia Bank, N.A. The interest rate swap had an initial fixed USD LIBOR of 2.921%, and was subsequently revised to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap had a notional amount of $275,000 which decreased to $250,000 on April 15, 2009 and decreased to $225,000 on April 15, 2010. The settlement dates for the swap occurred monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. On December 4, 2009, we entered into an amended and restated swap transaction confirmation with Wachovia Bank, N.A., pursuant to which we agreed to repay $5,982 on December 7, 2009, which was a portion of the outstanding amount owed under the interest rate swap agreement, and the swap notional amount was reduced to $60,000. On December 7, 2009, our Company, Wachovia Bank, N.A. and JPMorgan Chase Bank, N.A. entered into a novation confirmation pursuant to which Wachovia Bank, N.A. transferred its position under the revised swap to JPMorgan Chase Bank, N.A. The settlement dates for the revised swap occurred on the 15th of each month commencing December 15, 2009 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income each period.

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

At July 3, 2010, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $1,075 and $1,585 at July 3, 2010 and January 2, 2010, respectively and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the second fiscal quarter of 2010, interest expense reflects $483 related to the swap and a credit of $375 related to the change in the fair value of the swap. During the first two fiscal quarters of 2010, interest expense reflects $870 related to the swap and a credit of $510 related to the change in the fair value of the swap.

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

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at July 3, 2010 and January 2, 2010 were as follows:

	July 3, 2010			January 2, 2010
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$18,432	Cdn$	19,628	$44,505	Cdn$	46,579
U.S. Dollars / Euros	—		€—	120		€83
U.S. Dollars / British Pounds	—		£—	72		£45

As of July 3, 2010 and January 2, 2010, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $230 and $1,837, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at July 3, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$1,075	$—
Foreign currency exchange forward contracts	—	230	—

Total	$—	$1,305	$—

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Fair Value of Financial Instruments

The carrying amounts reported in our Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable, net” and “Accounts payable” approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value amount of long-term debt under our Company’s Notes are based on quoted market prices for the same or similar issues on borrowing rates available to our Company for loans with similar terms and average maturities.

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	July 3, 2010		January 2, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$349,063	$364,503	$348,654	$365,626

11. Equity-Based Employee Compensation

On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, which are intended to be profits interests. Such units qualify as equity instruments of our Parent. The holders of these units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such units to an amount commensurate with the then fair market value of a Class A Common Unit. As of July 3, 2010, there were 105,152,751 Units authorized for grant pursuant to the Incentive Plan.

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses such factors as the market price of the underlying Units at date of issuance, a fair market value of $1.32 for Units issued during the second fiscal quarter of 2010 and the expected term of the Unit, which is approximately four years, utilizing the simplified method. The weighted average grant date fair value of Units granted during the second fiscal quarter of 2010 amounted to $0.25. During the second fiscal quarter of 2009, no Units were granted.

During the fiscal quarter ended July 3, 2010, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Fiscal Quarter Ended July 3, 2010
Expected term	4 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	0.22%
Expected volatility(1)	49.4%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis including those Units that are subject to graded vesting. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of July 3, 2010, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and two fiscal quarters ended July 3, 2010 and July 4, 2009 as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Equity compensation expense	$741	$927	$1,901	$1,854

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

As of July 3, 2010, there was $19,059 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $5,525 related to time based vesting units and $13,534 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2.5 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan for the first two fiscal quarters of 2010 is as follows:

	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at January 2, 2010	89,490,621	$1.46
Granted	7,773,653	$1.32
Cancelled	(428,353)	$2.14
Forfeited	(426,164)	$2.14

Outstanding at April 3, 2010	96,409,757	$1.44
Granted	430,354	$1.32
Forfeited	(4,289,260)	$1.42

Outstanding at July 3, 2010	92,550,851	$1.44

Vested Units at July 3, 2010	24,270,718	$1.72

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

The following is a reconciliation of the changes in the Company’s product warranty liability for the first two fiscal quarters ended July 3, 2010 and July 4, 2009:

	2010	2009
Beginning of fiscal year	$3,242	$3,663
Warranty costs incurred during the period	(1,953)	(991)
Warranty cost liability recorded during the period	1,544	1,019

End of first fiscal quarter	2,833	3,691
Warranty costs incurred during the period	(1,201)	(1,301)
Warranty cost liability recorded during the period	1,133	1,433

End of second fiscal quarter	$2,765	$3,823

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent payments pursuant to such affiliate leases were $288 for both the second fiscal quarters of 2010 and 2009, and $576 for both the first two fiscal quarters of 2010 and 2009.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Issuer, (ii) Guarantors, (iii) Non-Guarantors and (iv) eliminations to arrive at the information for our Company on a consolidated basis for the second fiscal quarter of 2010 and the respective comparable periods for fiscal 2009. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

July 3, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,996	$11,190	$9,232	$—	$35,418
Accounts receivable, net	—	187,847	40,905	—	228,752
Inventories, net	—	100,595	20,023	—	120,618
Prepaid expenses	614	3,168	607	—	4,389
Deferred taxes	—	12,607	—	—	12,607
Other current assets	—	9,205	2,466	—	11,671

Total current assets	15,610	324,612	73,233	—	413,455
Property, plant and equipment, net	21,229	26,354	814	—	48,397
Deferred financing fees, net	15,752	—	—	—	15,752
Investments and intercompany receivables	300,369	160,577	54,660	(515,606)	—
Intangible assets, net	—	278,540	5,685	—	284,225
Goodwill	16,195	185,433	5,191	—	206,819
Other assets	—	1,279	34	—	1,313

Total assets	$369,155	$976,795	$139,617	$(515,606)	$969,961

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$67,417	$—	$—	$—	$67,417
Current portion of capital lease obligations	—	22	—	—	22
Accounts payable	—	60,924	10,124	—	71,048
Accrued expenses	8,041	37,373	7,210	—	52,624

Total current liabilities	75,458	98,319	17,334	—	191,111
Long-term debt, less current portion	345,935	—	—	—	345,935
Capital lease obligations, less current portion	—	90	—	—	90
Deferred taxes	—	43,552	—	—	43,552
Other noncurrent liabilities	—	13,533	7,433	—	20,966
Long-term intercompany payables	—	430,874	46,762	(477,636)	—

Total liabilities	421,393	586,368	71,529	(477,636)	601,654
Total stockholder’s equity	(52,238)	390,427	68,088	(37,970)	368,307

Total liabilities and stockholder’s equity	$369,155	$976,795	$139,617	$(515,606)	$969,961

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Income

Fiscal Quarter Ended July 3, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,584	$28,605	$(9,432)	$202,757
Cost of sales	—	120,700	22,549	(9,432)	133,817

Gross profit	—	62,884	6,056	—	68,940
Selling, general and administrative expenses	10,029	34,249	1,299	—	45,577
Amortization of intangibles	—	3,251	—	—	3,251

(Loss) income from operations	(10,029)	25,384	4,757	—	20,112
Interest expense, net	10,747	419	(4)	—	11,162
Share of net income (loss) of subsidiaries under equity method	25,736	3,021	—	(28,757)	—

Income (loss) before income taxes	4,960	27,986	4,761	(28,757)	8,950
Income tax expense	—	2,250	1,740	—	3,990

Net income (loss)	$4,960	$25,736	$3,021	$(28,757)	$4,960

Condensed Consolidating Statement of Income

Fiscal Quarter Ended July 4, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$169,934	$26,555	$(9,194)	$187,295
Cost of sales	—	117,037	19,046	(9,194)	126,889

Gross profit	—	52,897	7,509	—	60,406
Selling, general and administrative expenses	7,028	32,608	2,634	—	42,270
Amortization of intangibles	—	3,351	—	—	3,351

(Loss) income from operations	(7,028)	16,938	4,875	—	14,785
Interest expense, net	7,511	216	(1)	—	7,726
Share of net income (loss) of subsidiaries under equity method	18,430	3,292	—	(21,722)	—

Income (loss) before income taxes	3,891	20,014	4,876	(21,722)	7,059
Income tax expense	—	1,584	1,584	—	3,168

Net income (loss)	$3,891	$18,430	$3,292	$(21,722)	$3,891

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Income

Two Fiscal Quarters Ended July 3, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$367,853	$46,410	$(17,402)	$396,861
Cost of sales	—	244,109	36,452	(17,402)	263,159

Gross profit	—	123,744	9,958	—	133,702
Selling, general and administrative expenses	19,721	71,484	4,082	—	95,287
Amortization of intangibles	—	6,586	—	—	6,586

(Loss) income from operations	(19,721)	45,674	5,876	—	31,829
Interest expense, net	22,170	507	(3)	—	22,674
Share of net income (loss) of subsidiaries under equity method	46,974	4,083	—	(51,057)	—

Income (loss) before income taxes	5,083	49,250	5,879	(51,057)	9,155
Income tax expense	—	2,276	1,796	—	4,072

Net income (loss)	$5,083	$46,974	$4,083	$(51,057)	$5,083

Condensed Consolidating Statement of Income

Two Fiscal Quarters Ended July 4, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$348,146	$44,699	$(20,699)	$372,146
Cost of sales	—	238,051	34,213	(20,699)	251,565

Gross profit	—	110,095	10,486	—	120,581
Selling, general and administrative expenses	14,302	69,778	5,085	—	89,165
Amortization of intangibles	—	6,703	—	—	6,703

(Loss) income from operations	(14,302)	33,614	5,401	—	24,713
Interest expense, net	15,663	403	(13)	—	16,053
Share of net income (loss) of subsidiaries under equity method	34,831	3,731	—	(38,562)	—

Income (loss) before income taxes	4,866	36,942	5,414	(38,562)	8,660
Income tax expense	—	2,111	1,683	—	3,794

Net income (loss)	$4,866	$34,831	$3,731	$(38,562)	$4,866

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Two Fiscal Quarters Ended July 3, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,083	$46,974	$4,083	$(51,057)	$5,083
Non-cash adjustments	7,266	(45,927)	7,155	51,057	19,551
Changes in operating assets and liabilities, net of effects from purchase of businesses	4,957	5,685	(14,052)	—	(3,410)

Net cash provided by (used in) operating activities	17,306	6,732	(2,814)	—	21,224
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,657)	(4,009)	(228)	—	(9,894)
Purchase of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(5,657)	(5,759)	(228)	—	(11,644)
Cash flows from financing activities:
Payments on capital lease obligations	—	(12)	—	—	(12)
Payments on revolving credit facility, net	(6,000)	—	—	—	(6,000)

Net cash used in financing activities	(6,000)	(12)	—	—	(6,012)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,468)	—	(1,468)

Increase (decrease) in cash and cash equivalents	5,649	961	(4,510)	—	2,100
Cash and cash equivalents, beginning of period	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of period	$14,996	$11,190	$9,232	$—	$35,418

Condensed Consolidating Statement of Cash Flows

Two Fiscal Quarters Ended July 4, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,866	$34,831	$3,731	$(38,562)	$4,866
Non-cash adjustments	5,429	(32,295)	7,454	38,562	19,150
Changes in operating assets and liabilities	10,815	3,275	(18,985)	—	(4,895)

Net cash provided by (used in) operating activities	21,110	5,811	(7,800)	—	19,121
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,333)	(3,780)	(66)	—	(8,179)

Net cash used in investing activities	(4,333)	(3,780)	(66)	—	(8,179)
Cash flows from financing activities:
Payments on capital lease obligations	—	(12)	—	—	(12)
Payments on senior term notes	(788)	—	—	—	(788)

Net cash used in financing activities	(788)	(12)	—	—	(800)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,010	—	1,010

Increase (decrease) in cash and cash equivalents	15,989	2,019	(6,856)	—	11,152
Cash and cash equivalents, beginning of period	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of period	$30,818	$11,842	$9,793	$—	$52,453

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net Sales

Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell brand and the Giro brand and the Easton branded cycling products, are reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.

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

Factors Affecting our Business

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for the remainder of 2010 may be affected by the following:

•

Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: lower net sales from slowing consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; and business disruptions due to difficulties experienced by suppliers and customers.

•

Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. We have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers’ reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.

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

•

Interest Expense and Debt Repayment. In connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. As of July 3, 2010, the outstanding principal balance under the ABL Facility was $67.4 million. In addition, we have $350.0 million of outstanding principal amount of our 9.750% Senior Secured Notes due December 2016, or the Notes. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service debt payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

Revenue Recognition. Sales of products are recognized when title passes and risks of ownership have been transferred to our customer. Title generally passes to the dealer or distributor upon shipment from our facilities and the risk of loss upon damage, theft or destruction of the product in transit is generally the responsibility of the dealer, distributor or third party carrier. Reconditioning revenue is recognized upon the completion of services. Allowances for sales returns, discounts and allowances, including volume-based customer incentives, are estimated and recorded concurrent with the recognition of the sale. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

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

Long-lived and intangible assets. We follow the current accounting guidance relating to goodwill and trademarks, whereby assets which have indefinite lives are not amortized, but rather are reviewed periodically for indications of impairment. The carrying values of all long-lived assets, excluding goodwill and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate) in accordance with current accounting guidelines. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model. For goodwill, on an annual basis or more frequently if certain conditions exist, the fair values of our reporting units are compared with their carrying values and an impairment loss is recognized if the carrying value of a reporting unit exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. We generally base our measurement of the fair value of a reporting unit on the present value of future discounted cash flows. The discounted cash flows model indicates the fair value of each reporting unit based on the present value of the cash flows that we expect each reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include our weighted average cost of capital, long-term rate of growth and profitability of each reporting unit and working capital effects. The growth and profitability rates are based on our expectations for the markets in which we operate and cost increases that are reflective of anticipated inflation (deflation) adjusted for any anticipated future cost savings and our discount rate is based on our weighted average cost of capital. In our most recent impairment analysis, we used a weighted average long-term cash flow growth rate of 4.3% and a discount rate of 9.4%. While revenue growth in the year ended January 2, 2010 was negatively impacted by the adverse worldwide economic environment, our weighted average long-term growth rate reflects our expectation that our future cash flows will increase as overall economic conditions improve. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.

Our Company’s goodwill impairment analysis performed as of January 2, 2010 indicated that none of the reporting units were at risk of failing the goodwill impairment test. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the reporting period that such a determination is made.

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

Product Liability Litigation Matters and Contingencies. We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured or reconditioned by us or our subsidiaries and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot currently be determined with certainty. We estimate the uninsured portion of probable future costs and expenses related to claims, as well as incurred but not reported claims and record an accrual in this amount on our consolidated balance sheets. These accruals are based on management’s best estimate of probable losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis provided by an independent actuarial services firm, previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from these estimates, and may result in an increase or decrease in expense in the period such an uncertainty is resolved.

Derivative Instruments and Hedging Activity. We account for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. We also have an interest rate swap agreement. As of July 3, 2010, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Income and Comprehensive Income.

Warranty Liability. We record our warranty obligations by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Income and Comprehensive Income:

	Fiscal Quarter Ended
	July 3, 2010	% of Net Sales	July 4, 2009	% of Net Sales
	(Dollars in millions)
Net sales	$202.7	100.0%	$187.3	100.0%
Cost of sales	133.8	66.0%	126.9	67.8%

Gross profit	68.9	34.0%	60.4	32.2%
Selling, general and administrative expenses	45.5	22.5%	42.2	22.5%
Amortization of intangibles	3.3	1.6%	3.4	1.8%

Income from operations	$20.1	9.9%	$14.8	7.9%

	Two Fiscal Quarters Ended
	July 3, 2010	% of Net Sales	July 4, 2009	% of Net Sales
	(Dollars in millions)
Net sales	$396.9	100.0%	$372.1	100.0%
Cost of sales	263.2	66.3%	251.5	67.6%

Gross profit	133.7	33.7%	120.6	32.4%
Selling, general and administrative expenses	95.3	24.0%	89.2	24.0%
Amortization of intangibles	6.6	1.7%	6.7	1.8%

Income from operations	$31.8	8.0%	$24.7	6.6%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 3, 2010	July 4, 2009	Change		July 3, 2010	July 4, 2009	Change
			$	%			$	%
		(Dollars in millions)				(Dollars in millions)
Team Sports	$109.2	$100.8	$8.4	8.3%	$228.6	$208.6	$20.0	9.6%
Action Sports	93.5	86.5	7.0	8.1%	168.3	163.5	4.8	2.9%

	$202.7	$187.3	$15.4	8.2%	$396.9	$372.1	$24.8	6.7%

Net sales in Team Sports and Action Sports during the second quarter of 2010 were positively impacted by favorable foreign currency exchange rate movements of $3.2 million and $0.4 million, respectively. On a constant currency basis, net sales in Team Sports increased $5.2 million, or 5.2%, and net sales in Action Sports increased by $6.6 million, or 7.6%. Team Sports net sales increased primarily due to higher sales of football, baseball and softball equipment, ice hockey protective equipment and collectible football helmets and were partially offset by lower sales of ice hockey skates. Action Sports net sales increased primarily due to higher sales of cycling helmets and components, powersports helmets and eyewear.

Net sales in Team Sports and Action Sports during the first two fiscal quarters of 2010 were positively impacted by favorable foreign currency exchange rate movements of $5.9 million and $1.4 million, respectively. On a constant currency basis, net sales in Team Sports increased $14.1 million, or 6.8%, and net sales in Action Sports increased by $3.4 million, or 2.1%. Team Sports net sales increased primarily due to higher sales of football, baseball and softball equipment, ice hockey protective equipment, collectible football helmets and the performance of reconditioning services and were partially offset by lower sales of ice hockey skates. Action Sports net sales increased primarily due to higher sales of lower price point cycling helmets and accessories, cycling components and fitness related products and were partially offset by lower sales of higher price point cycling helmets.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 3, 2010	% of Net Sales	July 4, 2009	% of Net Sales	July 3, 2010	% of Net Sales	July 4, 2009	% of Net Sales
		(Dollars in millions)				(Dollars in millions)
Team Sports	$67.5	61.8%	$62.9	62.4%	$142.8	62.5%	$131.7	63.2%
Action Sports	66.3	70.9%	64.0	74.0%	120.4	71.5%	119.8	73.3%

	$133.8	66.0%	$126.9	67.8%	$263.2	66.3%	$251.5	67.6%

For the second fiscal quarter and the first two fiscal quarters of 2010, the decrease in Team Sports cost of sales as a percentage of net sales primarily relates to a favorable mix due to a higher concentration of sales of higher price point products, lower sourced product costs, improved manufacturing efficiencies and favorable foreign currency exchange rates, partially offset by increased licensing fees paid on replica helmets and a supplier credit which benefitted the first fiscal quarter of 2009.

The decrease in Action Sports cost of sales as a percentage of net sales in the second fiscal quarter and first two fiscal quarters of 2010, primarily relates to lower sourced product costs, lower returns and inventory write-offs of mass channel products and favorable foreign currency exchange rates, partially offset by higher royalties due to a sales increase in licensed cycling helmets and higher inventory write-offs and closeout sales of specialty channel products.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 3, 2010	% of Net Sales	July 4, 2009	% of Net Sales	July 3, 2010	% of Net Sales	July 4, 2009	% of Net Sales
		(Dollars in millions)				(Dollars in millions)
Team Sports	$41.7	38.2%	$37.9	37.6%	$85.8	37.5%	$76.9	36.8%
Action Sports	27.2	29.1%	22.5	26.0%	47.9	28.5%	43.7	26.7%

	$68.9	34.0%	$60.4	32.2%	$133.7	33.7%	$120.6	32.4%

For the second fiscal quarter and the first two fiscal quarters of 2010, the increase in Team Sports gross margin primarily relates to a favorable mix due to a higher concentration of sales of higher price point products, lower sourced product costs, improved manufacturing efficiencies and favorable foreign currency exchange rates, partially offset by increased licensing fees paid on replica helmets and a supplier credit which benefitted the first fiscal quarter of 2009.

The increase in Action Sports gross margin in the second fiscal quarter and first two fiscal quarters of 2010, primarily relates to lower sourced product costs, lower returns and inventory write-offs of mass channel products and favorable foreign currency exchange rates, partially offset by higher royalties due to a sales increase in licensed cycling helmets and higher inventory write-offs and closeout sales of specialty channel products.

Selling, General and Administrative Expenses

SG&A expenses increased $3.3 million or 7.8% for the second fiscal quarter of 2010, as compared to the second fiscal quarter of 2009. The increase in SG&A expenses relates primarily to increased variable selling expenses of $0.4 million related to higher sales; increased marketing expenses of $1.1 million related to investments in new marketing and personnel; increased legal and product liability expenses of $2.0 million, due to defense and settlement of product liability and patent infringement claims; increased variable compensation expense of $1.1 million; and increased lacrosse development costs of $0.5 million, due to the Company entering the lacrosse business in 2010; all of which were partially offset by a $1.4 million credit related to mark-to-market adjustment for foreign currency exchange forward contracts.

For the first two fiscal quarters of 2010, SG&A expenses increased $6.1 million or 6.9%, as compared to the first two fiscal quarters of 2009. The increase in SG&A expenses relates primarily to increased variable selling expenses of $1.2 million related to higher sales; increased marketing expenses of $1.3 million related to investments in new marketing and personnel; increased legal and product liability expenses of $2.1 million, due to defense and settlement of product liability and patent infringement claims; increased depreciation related to information technology capital expenditures of $0.9 million; increased variable compensation expense of $1.2 million; and increased lacrosse development costs of $0.9 million, due to the Company entering the lacrosse business in 2010; all of which were partially offset by a $1.0 million credit related to mark-to-market adjustment for foreign currency exchange forward contracts.

Amortization of Intangibles

Amortization of intangibles was $3.3 million for the second fiscal quarter of 2010, as compared to $3.4 million for the second fiscal quarter of 2009. For the first two fiscal quarters of 2010, amortization of intangibles was $6.6 million, as compared to $6.7 million for the first two fiscal quarters of 2009. The slight decrease for both periods is due to a portion of intangible assets in the Team Sports segment becoming fully amortized in 2010.

Interest Expense

Interest expense increased $3.4 million during the second fiscal quarter of 2010, as compared to the second fiscal quarter of 2009. For the first two fiscal quarters of 2010, interest expense increased $6.6 million, as compared to the first two fiscal quarters of 2009. The increase relates to higher borrowing costs incurred subsequent to the Refinancing which negatively impacted the first two fiscal quarters of 2010 as compared to the first two fiscal quarters of 2009, partially offset by the reduced cost resulting from the reduction in the notional value of the interest rate swap agreement as part of the Refinancing and a lower balance of debt outstanding.

Income Tax Expense

Income tax expense was $4.0 million for the second fiscal quarter of 2010, as compared to an income tax expense of $3.2 million for the second fiscal quarter of 2009. The effective tax rate was 44.6% for the second fiscal quarter of 2010, as compared to 44.9% for the second fiscal quarter of 2009. For both periods, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

For the first two fiscal quarters of 2010 and 2009, income tax expense was $4.1 million and $3.8 million, respectively. The effective tax rate was 44.5% for the first two fiscal quarters of 2010, as compared to 43.8% for the first two fiscal quarters of 2009. For both periods, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily from the ABL Facility. The cash generated from operating activities, the issuance of the Notes offered on December 3, 2009 and the availability under the new ABL Facility are our principal sources of liquidity. Each are described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot guarantee that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL Facility in an amount sufficient to enable us to repay our indebtedness, including our Notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control of our Company, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the ABL Facility or our Notes, on commercially reasonable terms or at all.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 52.9% at July 3, 2010, as compared to 53.3% at January 2, 2010. The decrease was primarily attributable to the decrease in debt and increase in retained earnings, partially offset by the negative effect of the foreign currency translation adjustment on stockholder’s equity.

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

Among other provisions, the indenture governing the Notes contains certain restrictions that limits our ability to (1) incur, assume or guarantee additional debt, (2) pay dividends and make other restricted payments, (3) create liens, (4) use the proceeds from sales of assets and subsidiary stock, (5) enter into sale and leaseback transactions, (6) enter into agreements that restrict dividends from subsidiaries, (7) change our business, (8) enter into transactions with affiliates, and (9) transfer all or substantially all of our assets or enter into merger or consolidation transactions. The indenture governing the Notes also requires our Company to make an offer to repurchase the Notes at 101.00% of the principal amount following a change of control of our Company and at 100.00% of the principal amount with the proceeds of certain sales of assets and subsidiary stock.

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

Certain of our wholly-owned domestic subsidiaries and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers of the Canadian sub-facility under the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings by us are secured under the ABL Facility.

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

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of RBG and its subsidiaries, including the Company, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of their assets or enter into merger or consolidation transactions, (4) change its business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter swap agreements, (9) enter into transactions with affiliates and (10) enter into agreements that restrict dividends from subsidiaries.

Sources and Uses of Our Cash

Cash provided by operating activities was $21.2 million for the first two fiscal quarters of 2010, as compared to $19.1 million of cash provided in the first two fiscal quarters of 2009. The increase in cash provided by operating activities primarily reflects increased accounts payable, accrued expenses and other current and noncurrent liabilities, partially offset by higher accounts receivable and lower other current and noncurrent assets.

We had $222.3 million in working capital as of July 3, 2010, as compared to $211.2 million at January 2, 2010. The $11.1 million increase in working capital primarily results from the increase in accounts receivable and cash and decrease in revolver borrowings, partially offset by the increase of accounts payable and accrued expenses and the decrease in inventory and prepaid expenses.

Cash used in investing activities was $11.6 million for the first two fiscal quarters of 2010, as compared to $8.2 million used in the first two fiscal quarters of 2009. The primary reason for the difference is that the first two fiscal quarter of 2010 reflects $9.9 million related to the purchase of property, plant and equipment for information technology and enhancing new and existing products and $1.8 million for the purchase of businesses, whereas the first two fiscal quarters of 2009 reflects $8.2 million related to the purchase of property, plant and equipment for the implementation of our ERP system and enhancing new and existing products.

Cash used in financing activities was $6.0 million for the first two fiscal quarters of 2010, as compared to $0.8 million of cash used in financing activities in the first two fiscal quarters of 2009. The primary reason for the difference is that the first two fiscal quarters of 2010 reflect a net paydown of $6.0 million on the revolving credit facility, whereas the first two fiscal quarters of 2009 reflect no net borrowings on the revolving credit facility and an $0.8 million payment on the previous senior term notes.

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

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At July 3, 2010, there were foreign currency forward contracts in effect for the purchase of United States $18.4 million aggregated notional amounts, or approximately Cdn $19.6 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year-end, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected third quarter 2010 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of July 3, 2010, the outstanding principal balance under this facility was $67.4 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate applicable to the ABL Facility balance of $67.4 million would have resulted in approximately a $0.1 million increase in interest expense for the quarter ended July 3, 2010.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 3, 2010, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

EASTON-BELL SPORTS, INC.
Registrant

Dated: August 12, 2010	/S/ PAUL E. HARRINGTON
Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2010	/S/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)