Form 10-Q
period 2010-10-02
EASTON-BELL SPORTS, INC.
filed 2010-11-12
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of November 11, 2010, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of October 2, 2010 (unaudited) and January 2, 2010	4

Consolidated Statements of Income and Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended October 2, 2010 (unaudited) and October 3, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended October 2, 2010 (unaudited) and October 3, 2009 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 6. Exhibits	33

SIGNATURES	34

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	October 2, 2010	January 2, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,560	$33,318
Accounts receivable, net	219,473	208,903
Inventories, net	127,976	127,915
Prepaid expenses	4,133	7,922
Deferred taxes	12,607	12,607
Other current assets	9,440	10,705

Total current assets	400,189	401,370
Property, plant and equipment, net	48,176	46,368
Deferred financing fees, net	15,000	17,255
Intangible assets, net	281,636	290,812
Goodwill	206,819	203,541
Other assets	1,438	1,299

Total assets	$953,258	$960,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$35,893	$70,000
Current portion of capital lease obligations	23	22
Accounts payable	62,373	70,910
Accrued expenses	67,447	49,256

Total current liabilities	165,736	190,188
Long-term debt, less current portion	346,051	345,715
Capital lease obligations, less current portion	84	102
Deferred taxes	45,598	42,104
Other noncurrent liabilities	20,850	18,699

Total liabilities	578,319	596,808

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at October 2, 2010 and January 2, 2010	—	—
Additional paid-in capital	359,444	356,788
Retained earnings	15,348	7,275
Accumulated other comprehensive income (loss)	147	(226)

Total stockholder’s equity	374,939	363,837

Total liabilities and stockholder’s equity	$953,258	$960,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$198,834	$180,421	$595,695	$552,567
Cost of sales	129,245	118,460	392,403	370,025

Gross profit	69,589	61,961	203,292	182,542
Selling, general and administrative expenses	49,015	40,444	144,302	129,609
Amortization of intangibles	2,589	3,352	9,175	10,055

Income from operations	17,985	18,165	49,815	42,878
Interest expense, net	11,132	7,570	33,807	23,623

Income before income taxes	6,853	10,595	16,008	19,255
Income tax expense	3,863	4,306	7,935	8,100

Net income	2,990	6,289	8,073	11,155
Other comprehensive income:
Foreign currency translation adjustment	2,887	1,530	373	3,500

Comprehensive income	$5,877	$7,819	$8,446	$14,655

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Three Fiscal Quarters Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$8,073	$11,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,803	21,278
Amortization of deferred financing fees and debt discount	2,591	2,683
Equity compensation expense	2,656	2,782
Deferred income tax expense	3,494	5,041
Disposal of property, plant and equipment	6	3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(9,924)	3,070
Inventories, net	870	20,455
Other current and noncurrent assets	4,738	5,330
Accounts payable	(8,616)	(14,739)
Accrued expenses	21,925	(5,141)
Other current and noncurrent liabilities	209	(336)

Net cash provided by operating activities	47,825	51,581

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,403)	(12,096)
Purchase of businesses, net of cash acquired	(1,750)	—

Net cash used in investing activities	(16,153)	(12,096)

Cash flows from financing activities:
Payments on previous notes	—	(43,646)
Capital contribution by RBG Holdings Corp.	—	12,858
Proceeds from revolving credit facility	7,000	6,000
Payments on revolving credit facility	(45,000)	(6,000)
Payments on capital lease obligations	(17)	(17)

Net cash used in financing activities	(38,017)	(30,805)

Effect of exchange rate changes on cash and cash equivalents	(413)	(307)

Net change in cash and cash equivalents	(6,758)	8,373
Cash and cash equivalents, beginning of period	33,318	41,301

Cash and cash equivalents, end of period	$26,560	$49,674

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

The accompanying unaudited consolidated financial statements included herein have been prepared by our Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these unaudited consolidated financial statements and should be read in conjunction with our Company’s audited financial statements and notes thereto included in our Company’s Annual Report on Form 10-K for the year ended January 2, 2010. Results for interim periods are not necessarily indicative of the results for the year.

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s third quarter of fiscal year 2010 ended on October 2, and the third quarter of fiscal year 2009 ended on October 3.

2. Goodwill and Other Intangible Assets

Acquired intangible assets are as follows:

	October 2, 2010		January 2, 2010
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,579)
Customer relationships	59,180	(34,407)	59,180	(30,925)
Patents	60,345	(34,660)	60,345	(29,817)
Licensing and other	5,900	(5,506)	5,900	(4,778)

Total	$127,127	$(76,275)	$127,127	$(67,099)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of January 2, 2010	$142,077	$61,464	$203,541
Acquisitions	3,158	—	3,158
Additional purchase price - contingent consideration	120	—	120

Balance as of October 2, 2010	$145,355	$61,464	$206,819

Goodwill and other indefinite-lived intangible assets are tested for impairment on an annual basis in December, and more often if indications of impairment exist as required under Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2009 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first three fiscal quarters of 2010, there were no indicators of impairment to goodwill and intangible assets.

During the first fiscal quarter of 2010, our Company completed two acquisitions and the carrying amount of goodwill related to our Team Sports segment was increased by $3,158. In addition, a $120 increase was due to an earn-out payment related to a previously completed Riddell acquisition. During the third fiscal quarter of 2010, no changes were made to the goodwill balance.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

3. Long-Term Debt

Long-term debt consisted of the following:

	October 2, 2010	January 2, 2010
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	35,893	70,000
Capital lease obligations	107	124

Total long-term debt	386,000	420,124
Less unamortized debt discount on senior secured notes	(3,949)	(4,285)
Less current maturities of long-term debt	(35,916)	(70,022)

Long-term debt, less current portion	$346,135	$345,817

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, we may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date and prior to December 1, 2012, we may redeem up to 10% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

The ABL Facility

Concurrent with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) may be drawn from time-to-time for general corporate purposes (including permitted acquisitions) and working capital needs. At October 2, 2010, our Company had $35,893 outstanding under the ABL facility and $149,347 in loan availability.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries), guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility under the ABL Facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At October 2, 2010, we had no balance outstanding under the Canadian ABL facility.

The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of United States dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate, or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for United States dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the ABL Facility is initially 3.75% for LIBOR or CDOR and 2.75% for the base rate, which is subject to adjustment to 3.25% for LIBOR or CDOR and 2.25% for the base rate based upon our average excess borrowing availability as calculated under the credit agreement for the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in relation to the unutilized commitments, which is initially 0.75% per annum and may be adjusted to 0.50% based upon our utilization of the ABL Facility (increasing when utilization is lower and decreasing when utilization is higher). We are also required to pay customary letter of credit fees.

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

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At October 2, 2010 and January 2, 2010, outstanding letters of credit issued under the revolving credit facilities totaled $3,306 and $3,406, respectively. The amount of unused lines of credit at October 2, 2010 and January 2, 2010, were $149,347 and $119,962, respectively.

Cash payments for interest were $5,546 and $9,832 for the fiscal quarters ended October 2, 2010 and October 3, 2009, respectively. For the first three fiscal quarters of 2010 and 2009, cash payments for interest were $23,536 and $25,677, respectively. We amortized $751 and $894 of debt issuance costs during the third fiscal quarters of 2010 and 2009, respectively. For the first three fiscal quarters of 2010 and 2009, we amortized $2,255 and $2,683 of debt issuance costs, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	October 2, 2010	January 2, 2010
Salaries, wages, commissions and bonuses	$13,741	$7,119
Advertising	4,968	5,411
Rebates	6,277	4,411
Warranty	2,670	3,242
Product liability - current portion	4,239	4,619
Royalties	990	2,268
Interest	11,937	3,434
Income taxes	4,250	2,581
Other	18,375	16,171

Total accrued expenses	$67,447	$49,256

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	October 2, 2010	January 2, 2010
Raw materials	$17,563	$17,593
Work-in-process	2,331	1,995
Finished goods	108,082	108,327

Inventories, net	$127,976	$127,915

6. Recent Accounting Pronouncements

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Segment results for the fiscal quarter and three fiscal quarters ended October 2, 2010 and October 3, 2009, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
October 2, 2010
Net sales	$102,515	$96,319	$198,834
Income from operations	13,027	17,009	30,036
Depreciation	2,698	2,043	4,741
Capital expenditures	1,958	2,551	4,509
October 3, 2009
Net sales	$91,186	$89,235	$180,421
Income from operations	11,831	14,710	26,541
Depreciation	2,396	1,417	3,813
Capital expenditures	2,316	1,601	3,917

Three Fiscal Quarters Ended	Team Sports	Action Sports	Consolidated
October 2, 2010
Net sales	$331,114	$264,581	$595,695
Income from operations	49,633	35,796	85,429
Depreciation	7,294	5,334	12,628
Capital expenditures	6,657	7,746	14,403
October 3, 2009
Net sales	$299,818	$252,749	$552,567
Income from operations	38,846	31,314	70,160
Depreciation	6,662	4,561	11,223
Capital expenditures	6,938	5,158	12,096

	Team Sports	Action Sports	Consolidated
Assets
As of October 2, 2010	$586,390	$366,868	$953,258
As of January 2, 2010	585,775	374,870	960,645

A reconciliation of the segment information to the Consolidated Statements of Income and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Segment income from operations	$30,036	$26,541	$85,429	$70,160
Equity compensation expense	(755)	(928)	(2,656)	(2,782)
Corporate expenses	(8,707)	(4,096)	(23,783)	(14,445)
Amortization of intangibles	(2,589)	(3,352)	(9,175)	(10,055)

Consolidated income from operations	$17,985	$18,165	$49,815	$42,878

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

In the opinion of our management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material effect on our Company’s consolidated financial statements. As of October 2, 2010, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material effect on our Company. There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

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

9. Income Taxes

Our Company recorded income tax expenses of $7,935 and $8,100 for the first three fiscal quarters ended October 2, 2010 and October 3, 2009, respectively. Our Company’s effective tax rate was 49.6% for the first three fiscal quarters of 2010, as compared to 42.1% for the first three fiscal quarters of 2009. For the first three fiscal quarters ended October 2, 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state taxes. For the first three fiscal quarters ended October 3, 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive gain (loss). The deferred items are recognized in the period the derivative contract is settled. As of October 2, 2010, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Income and Comprehensive Income.

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

At October 2, 2010, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $832 and $1,585 at October 2, 2010 and January 2, 2010, respectively, and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the third fiscal quarter of 2010, interest expense reflects $350 related to the swap and a credit of $243 related to the change in the fair value of the swap. During the first three fiscal quarters of 2010, interest expense reflects $1,134 related to the swap and a credit of $753 related to the change in the fair value of the swap.

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

The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States dollars at October 2, 2010 and January 2, 2010 were as follows:

	October 2, 2010			January 2, 2010
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$6,166	Cdn$	6,298	$44,505	Cdn$	46,579
U.S. Dollars / Euros	—		€—	120		€83
U.S. Dollars / British Pounds	—		£—	72		£45

As of October 2, 2010 and January 2, 2010, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $379 and $1,837, respectively. Changes in the fair value of the foreign currency exchange forward contracts are reflected in selling, general and administrative expenses each period.

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at October 2, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$832	$—
Foreign currency exchange forward contracts	—	379	—

Total	$—	$1,211	$—

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

The estimated fair values of our Company’s long-term debt including accrued interest were as follows:

	October 2, 2010		January 2, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$357,616	$391,752	$348,654	$365,626

11. Equity-Based Employee Compensation

On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, or Units, which are intended to be profit interests. Such Units qualify as equity instruments of our Parent. The holders of these Units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these Units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these Units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Units and amended certain existing Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Units to revise the distribution threshold of such Units to an amount commensurate with the then fair market value of a Class A Common Unit. As of October 2, 2010, there were 105,152,751 Units authorized for grant pursuant to the Incentive Plan.

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses such factors as the market price of the underlying Units at date of issuance, a fair market value of $1.32 for Units issued during the third fiscal quarter of 2010 and the expected term of the Unit, which is approximately two to three years, utilizing the simplified method. The weighted average grant date fair value of Units granted during the third fiscal quarter of 2010 amounted to $0.19. During the third fiscal quarter of 2009, no Units were granted.

During the fiscal quarter ended October 2, 2010, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Fiscal Quarter Ended October 2, 2010
Expected term	2 to 3 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	0.19%
Expected volatility(1)	49.4%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of October 2, 2010, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and three fiscal quarters ended October 2, 2010 and October 3, 2009 as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Equity compensation expense	$755	$928	$2,656	$2,782

As of October 2, 2010, there was $18,924 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $5,393 related to time based vesting Units and $13,531 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan for the first three fiscal quarters of 2010 is as follows:

	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at January 2, 2010	89,490,621	$1.46
Granted	7,773,653	$1.32
Cancelled	(428,353)	$2.14
Forfeited	(426,164)	$2.14

Outstanding at April 3, 2010	96,409,757	$1.44
Granted	430,354	$1.32
Forfeited	(4,289,260)	$1.42

Outstanding at July 3, 2010	92,550,851	$1.44
Granted	4,389,616	$1.32
Forfeited	(693,120)	$1.34

Outstanding at October 2, 2010	96,247,347	$1.44

Vested Units at October 2, 2010	24,675,007	$1.72

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

The following is a reconciliation of the changes in the Company’s product warranty liability for the first three fiscal quarters ended October 2, 2010 and October 3, 2009:

	2010	2009
Beginning of fiscal year	$3,242	$3,663
Warranty costs incurred during the period	(1,953)	(991)
Warranty cost liability recorded during the period	1,544	1,019

End of first fiscal quarter	2,833	3,691
Warranty costs incurred during the period	(1,201)	(1,301)
Warranty cost liability recorded during the period	1,133	1,433

End of second fiscal quarter	2,765	3,823
Warranty costs incurred during the period	(717)	(1,261)
Warranty cost liability recorded during the period	622	926

End of third fiscal quarter	$2,670	$3,488

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

13. Related Party Transactions

Our Company, our Parent and certain of its other subsidiaries entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P., in September 2004. Pursuant to these management agreements, as subsequently amended, Fenway Partners, LLC and Fenway Partners Resources, Inc. provide advisory services in connection with certain types of transactions and will be entitled to receive a fee equal to the greater of $1.0 million or 1.5% of the gross value of such transaction, plus reimbursement of fees and expenses incurred in connection with such transactions. The management agreements include customary indemnification provisions in favor of these entities and their affiliates and have initial terms of ten years.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent payments pursuant to such affiliate leases were $288 for both the third fiscal quarters of 2010 and 2009, and $864 for both the first three fiscal quarters of 2010 and 2009.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Issuer, (ii) Guarantors, (iii) Non-Guarantors and (iv) eliminations to arrive at the information for our Company on a consolidated basis for the third fiscal quarter of 2010 and the respective comparable periods for fiscal 2009. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

October 2, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,633	$9,174	$8,753	$—	$26,560
Accounts receivable, net	—	181,064	38,409	—	219,473
Inventories, net	—	107,161	20,815	—	127,976
Prepaid expenses	1,051	2,432	650	—	4,133
Deferred taxes	—	12,607	—	—	12,607
Other current assets	—	8,493	947	—	9,440

Total current assets	9,684	320,931	69,574	—	400,189
Property, plant and equipment, net	20,680	26,757	739	—	48,176
Deferred financing fees, net	15,000	—	—	—	15,000
Investments and intercompany receivables	286,929	161,992	65,581	(514,502)	—
Intangible assets, net	—	276,003	5,633	—	281,636
Goodwill	16,195	185,433	5,191	—	206,819
Other assets	—	1,307	131	—	1,438

Total assets	$348,488	$972,423	$146,849	$(514,502)	$953,258

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$35,893	$—	$—	$—	$35,893
Current portion of capital lease obligations	—	23	—	—	23
Accounts payable	—	57,754	4,619	—	62,373
Accrued expenses	17,620	41,731	8,096	—	67,447

Total current liabilities	53,513	99,508	12,715	—	165,736
Long-term debt, less current portion	346,051	—	—	—	346,051
Capital lease obligations, less current portion	—	84	—	—	84
Deferred taxes	—	45,598	—	—	45,598
Other noncurrent liabilities	—	13,417	7,433	—	20,850
Long-term intercompany payables	—	421,725	55,911	(477,636)	—

Total liabilities	399,564	580,332	76,059	(477,636)	578,319
Total stockholder’s equity	(51,076)	392,091	70,790	(36,866)	374,939

Total liabilities and stockholder’s equity	$348,488	$972,423	$146,849	$(514,502)	$953,258

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Operations

Fiscal Quarter Ended October 2, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,848	$24,019	$(9,033)	$198,834
Cost of sales	—	119,694	18,584	(9,033)	129,245

Gross profit	—	64,154	5,435	—	69,589
Selling, general and administrative expenses	11,021	35,148	2,846	—	49,015
Amortization of intangibles	—	2,589	—	—	2,589

(Loss) income from operations	(11,021)	26,417	2,589	—	17,985
Interest expense, net	10,774	356	2	—	11,132
Share of net income (loss) of subsidiaries under equity method	24,785	2,136	—	(26,921)	—

Income (loss) before income taxes	2,990	28,197	2,587	(26,921)	6,853
Income tax expense	—	3,412	451	—	3,863

Net income (loss)	$2,990	$24,785	$2,136	$(26,921)	$2,990

Condensed Consolidating Statement of Operations

Fiscal Quarter Ended October 3, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$169,593	$20,048	$(9,220)	$180,421
Cost of sales	—	110,274	17,406	(9,220)	118,460

Gross profit	—	59,319	2,642	—	61,961
Selling, general and administrative expenses	6,311	30,466	3,667	—	40,444
Amortization of intangibles	—	3,352	—	—	3,352

(Loss) income from operations	(6,311)	25,501	(1,025)	—	18,165
Interest expense, net	7,240	316	14	—	7,570
Share of net income (loss) of subsidiaries under equity method	19,840	(447)	—	(19,393)	—

Income (loss) before income taxes	6,289	24,738	(1,039)	(19,393)	10,595
Income tax expense (benefit)	—	4,898	(592)	—	4,306

Net income (loss)	$6,289	$19,840	$(447)	$(19,393)	$6,289

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Operations

Three Fiscal Quarters Ended October 2, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$551,701	$70,429	$(26,435)	$595,695
Cost of sales	—	363,802	55,036	(26,435)	392,403

Gross profit	—	187,899	15,393	—	203,292
Selling, general and administrative expenses	30,742	106,632	6,928	—	144,302
Amortization of intangibles	—	9,175	—	—	9,175

(Loss) income from operations	(30,742)	72,092	8,465	—	49,815
Interest expense, net	32,945	863	(1)	—	33,807
Share of net income (loss) of subsidiaries under equity method	71,760	6,219	—	(77,979)	—

Income (loss) before income taxes	8,073	77,448	8,466	(77,979)	16,008
Income tax expense	—	5,688	2,247	—	7,935

Net income (loss)	$8,073	$71,760	$6,219	$(77,979)	$8,073

Condensed Consolidating Statement of Operations

Three Fiscal Quarters Ended October 3, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$517,739	$64,747	$(29,919)	$552,567
Cost of sales	—	348,325	51,619	(29,919)	370,025

Gross profit	—	169,414	13,128	—	182,542
Selling, general and administrative expenses	20,613	100,244	8,752	—	129,609
Amortization of intangibles	—	10,055	—	—	10,055

(Loss) income from operations	(20,613)	59,115	4,376	—	42,878
Interest expense, net	22,903	719	1	—	23,623
Share of net income (loss) of subsidiaries under equity method	54,671	3,284	—	(57,955)	—

Income (loss) before income taxes	11,155	61,680	4,375	(57,955)	19,255
Income tax expense	—	7,009	1,091	—	8,100

Net income (loss)	$11,155	$54,671	$3,284	$(57,955)	$11,155

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Three Fiscal Quarters Ended October 2, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$8,073	$71,760	$6,219	$(77,979)	$8,073
Non-cash adjustments	21,707	(72,311)	3,175	77,979	30,550
Changes in operating assets and liabilities, net of effects from purchase of businesses	14,575	8,394	(13,767)	—	9,202

Net cash provided by (used in) operating activities	44,355	7,843	(4,373)	—	47,825
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,069)	(7,131)	(203)	—	(14,403)
Purchases of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(7,069)	(8,881)	(203)	—	(16,153)
Cash flows from financing activities:
Payments on capital lease obligations	—	(17)	—	—	(17)
Payments on revolving credit facility, net	(38,000)	—	—	—	(38,000)

Net cash used in financing activities	(38,000)	(17)	—	—	(38,017)
Effect of exchange rate changes on cash and cash equivalents	—	—	(413)	—	(413)

Decrease in cash and cash equivalents	(714)	(1,055)	(4,989)	—	(6,758)
Cash and cash equivalents, beginning of period	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of period	$8,633	$9,174	$8,753	$—	$26,560

Condensed Consolidating Statement of Cash Flows

Three Fiscal Quarters Ended October 3, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,155	$54,671	$3,284	$(57,955)	$11,155
Non-cash adjustments	25,208	(60,602)	9,226	57,955	31,787
Changes in operating assets and liabilities	6,379	16,721	(14,461)	—	8,639

Net cash provided by (used in) operating activities	42,742	10,790	(1,951)	—	51,581
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,379)	(5,446)	(271)	—	(12,096)
Net cash used in investing activities	(6,379)	(5,446)	(271)	—	(12,096)

Cash flows from financing activities:
Payments on capital lease obligations	—	(17)	—	—	(17)
Payments on senior term notes	(43,646)	—	—	—	(43,646)
Capital contribution by RBG	12,858	—	—	—	12,858

Net cash used in financing activities	(30,788)	(17)	—	—	(30,805)
Effect of exchange rate changes on cash and cash equivalents	—	—	(307)	—	(307)

Increase (decrease) in cash and cash equivalents	5,575	5,327	(2,529)	—	8,373
Cash and cash equivalents, beginning of period	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of period	$20,404	$15,150	$14,120	$—	$49,674

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We currently sell a broad range of products primarily under four well-known brands—Easton®(baseball, softball and ice hockey equipment, apparel and cycling components), Bell®(cycling and action sports helmets and accessories), Giro®(cycling and snowsports helmets and accessories) and Riddell®(football equipment and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.

We sell our products through diverse channels of distribution including: (i) specialty retailers that cater to sports enthusiasts who typically seek premium products at the highest performance levels, (ii) national and regional full-line sporting goods retailers and distributors, (iii) institutional buyers such as educational institutions and athletic leagues and (iv) mass retailers that offer a focused selection of products at entry-level and mid-level price points. As a function of our flexible, low fixed-cost production model, we are able to leverage the expertise of our vendor partners to reduce the overhead and capital intensity generally associated with manufacturing.

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

Factors Affecting our Business

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for the remainder of 2010 may be affected by the following:

•

Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: lower net sales from slowing consumer demand for certain of our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; and business disruptions due to difficulties experienced by suppliers and customers.

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

•

Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs and our ability to mitigate such cost increases may be reduced. In addition, general manufacturing disruptions outside of our control may limit our ability to obtain products on a timely basis or in sufficient quantities.

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. As of October 2, 2010, the outstanding principal balance under the ABL Facility was $35.9 million. In addition, we have $350.0 million of outstanding principal amount of our 9.750% Senior Secured Notes due December 2016, or the Notes. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service debt payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

Our analysis of goodwill impairment performed as of January 2, 2010 indicated that none of the reporting units were at risk of failing the goodwill impairment test. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the reporting period that such a determination is made.

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

Income Taxes. We follow the provisions of Topic 740, “Income Taxes”. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable. A portion of our deferred tax assets relate to net operating loss carryforwards. The realization of these assets is based upon estimates of future taxable income. Changes in economic conditions and the business environment and our assumptions regarding realization of deferred tax assets can have a significant effect on income tax expense, and may result in the recognition of an additional income tax expense in the period such a change occurs.

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

Derivative Instruments and Hedging Activity. We account for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive gain (loss). The deferred items are recognized in the period the derivative contract is settled. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. We also have an interest rate swap agreement. As of October 2, 2010, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Income and Comprehensive Income.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Income and Comprehensive Income:

	Fiscal Quarter Ended
	October 2, 2010	% of Net Sales	October 3, 2009	% of Net Sales
	(Dollars in millions)
Net sales	$198.8	100.0%	$180.4	100.0%
Cost of sales	129.2	65.0%	118.4	65.6%

Gross profit	69.6	35.0%	62.0	34.4%
Selling, general and administrative expenses	49.0	24.6%	40.4	22.4%
Amortization of intangibles	2.6	1.3%	3.4	1.9%

Income from operations	$18.0	9.1%	$18.2	10.1%

	Three Fiscal Quarters Ended
	October 2, 2010	% of Net Sales	October 3, 2009	% of Net Sales
	(Dollars in millions)
Net sales	$595.7	100.0%	$552.5	100.0%
Cost of sales	392.4	65.9%	370.0	67.0%

Gross profit	203.3	34.1%	182.5	33.0%
Selling, general and administrative expenses	144.3	24.2%	129.6	23.4%
Amortization of intangibles	9.2	1.5%	10.0	1.8%

Income from operations	$49.8	8.4%	$42.9	7.8%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 2, 2010	October 3, 2009	Change $ %		October 2, 2010	October 3, 2009	Change $ %
		(Dollars in millions)				(Dollars in millions)
Team Sports	$102.5	$91.2	$11.3	12.4%	$331.1	$299.8	$31.3	10.4%
Action Sports	96.3	89.2	7.1	8.0%	264.6	252.7	11.9	4.7%

	$198.8	$180.4	$18.4	10.2%	$595.7	$552.5	$43.2	7.8%

For the third fiscal quarter of 2010, Team Sports net sales increased primarily due to higher sales of football equipment, baseball and softball catcher’s protective equipment and batting helmets, ice hockey protective equipment, helmets and skates and the performance of reconditioning services, partially offset by lower sales of ice hockey sticks. Action Sports net sales increased primarily due to higher sales of snow sports helmets and goggles, powersports helmets and cycling components and accessories, partially offset by lower sales of licensed youth cycling helmets. Net sales in Team Sports during the third quarter of 2010 were positively impacted by favorable foreign currency exchange rate movements of $1.1 million and increased $10.2 million, or 11.2% on a constant currency basis. The impact of foreign currency exchange rate movements on Action Sports net sales was insignificant during the third quarter of 2010.

For the first three fiscal quarters of 2010, Team Sports net sales increased primarily due to higher sales of football equipment, baseball and softball equipment, ice hockey protective equipment and helmets, collectible football helmets and the performance of reconditioning services, partially offset by lower sales of ice hockey skates. Action Sports net sales increased primarily due to higher sales of lower price point cycling helmets and accessories, snowsports helmets and goggles and cycling components, partially offset by lower sales of higher price point cycling helmets and licensed youth cycling helmets. Net sales in Team Sports and Action Sports during the first three fiscal quarters of 2010 were positively impacted by favorable foreign currency exchange rate movements of $6.9 million and $1.5 million, respectively. On a constant currency basis, net sales in Team Sports increased $24.4 million, or 8.1%, and net sales in Action Sports increased by $10.4 million, or 4.1%.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 2, 2010	% of Net Sales	October 3, 2009	% of Net Sales	October 2, 2010	% of Net Sales	October 3, 2009	% of Net Sales
		(Dollars in millions)				(Dollars in millions)
Team Sports	$63.9	62.3%	$56.0	61.4%	$206.7	62.4%	$187.7	62.6%
Action Sports	65.3	67.8%	62.4	70.0%	185.7	70.2%	182.3	72.1%

	$129.2	65.0%	$118.4	65.6%	$392.4	65.9%	$370.0	67.0%

For the third fiscal quarter of 2010, the increase in Team Sports cost of sales as a percentage of net sales primarily relates to higher sales of youth football equipment and lower priced ice hockey sticks, increased licensing fees paid on replica helmets, labor and material inefficiencies in our football operations and close-out sales of apparel items, partially offset by sales of higher priced baseball and softball bats, lower sourced product costs and improved manufacturing efficiencies and favorable foreign currency exchange rates. For the first three fiscal quarters of 2010, the decrease in Team Sports cost of sales as a percentage of net sales primarily relates to sales of higher priced baseball and softball bats and ice hockey sticks, lower sourced product costs, improved manufacturing efficiencies and favorable foreign currency exchange rates, partially offset by higher sales of youth football equipment, increased licensing fees paid on replica helmets and close-out sales of apparel items.

The decrease in Action Sports cost of sales as a percentage of net sales in the third fiscal quarter and first three fiscal quarters of 2010 primarily relates to lower sourced product costs, lower returns and inventory write-downs of mass channel products and favorable foreign currency exchange rates, partially offset by higher inventory write-downs and closeout sales of specialty channel products.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 2, 2010	% of Net Sales	October 3, 2009	% of Net Sales	October 2, 2010	% of Net Sales	October 3, 2009	% of Net Sales
		(Dollars in millions)				(Dollars in millions)
Team Sports	$38.6	37.7%	$35.2	38.6%	$124.4	37.6%	$112.1	37.4%
Action Sports	31.0	32.2%	26.8	30.0%	78.9	29.8%	70.4	27.9%

	$69.6	35.0%	$62.0	34.4%	$203.3	34.1%	$182.5	33.0%

For the third fiscal quarter of 2010, the decrease in Team Sports gross margin primarily relates to higher sales of youth football equipment and lower priced ice hockey sticks, increased licensing fees paid on replica helmets, labor and material inefficiencies in our football operations and close-out sales of apparel items, partially offset by sales of higher priced baseball and softball bats, lower sourced product costs and improved manufacturing efficiencies and favorable foreign currency exchange rates. For the first three fiscal quarters of 2010, the increase in Team Sports gross margin primarily relates to sales of higher priced baseball and softball bats and ice hockey sticks, lower sourced product costs, improved manufacturing efficiencies and favorable foreign currency exchange rates, partially offset by higher sales of youth football equipment, increased licensing fees paid on replica helmets and close-out sales of apparel items.

The increase in Action Sports gross margin in the third fiscal quarter and first three fiscal quarters of 2010, primarily relates to lower sourced product costs, lower returns and inventory write-downs of mass channel products and favorable foreign currency exchange rates, partially offset by higher inventory write-downs and closeout sales of specialty channel products.

Selling, General and Administrative Expenses

SG&A expenses increased $8.6 million or 21.3% for the third fiscal quarter of 2010, as compared to the third fiscal quarter of 2009. The increase in SG&A expenses relates primarily to increased variable compensation expense of $4.1 million as a result of increased profitability; increased marketing expenses of $2.2 million for investments in product, marketing and brand initiatives and personnel; increased variable selling expenses of $0.8 million to support the higher sales; increased depreciation of $0.7 million related to information technology capital expenditures; and expenses paid in connection with employee recruitment, relocation and severance of $0.5 million, partially offset by $0.5 million of reduced bad debt write-offs due to improved collections.

For the first three fiscal quarters of 2010, SG&A expenses increased $14.7 million or 11.3%, as compared to the first three fiscal quarters of 2009. The increase in SG&A expenses relates primarily to increased variable compensation expense of $5.6 million as a result of increased profitability; increased marketing expenses of $3.6 million for investments in product, marketing and brand initiatives and personnel; increased variable selling expenses of $2.0 million related to higher sales; increased legal and product liability expenses of $1.8 million due to defense and settlement of product liability and patent infringement claims; increased depreciation of $1.8 million related to information technology capital expenditures; lacrosse development costs of $1.4 million related to the Company’s upcoming entrance into the lacrosse business; and $0.8 million to recruit and relocate management personnel; all of which were partially offset by a $0.9 million credit related to mark-to-market adjustment for foreign currency exchange forward contracts.

Amortization of Intangibles

Amortization of intangibles was $2.6 million for the third fiscal quarter of 2010, as compared to $3.4 million for the third fiscal quarter of 2009. For the first three fiscal quarters of 2010, amortization of intangibles was $9.2 million, as compared to $10.0 million for the first three fiscal quarters of 2009. The decrease for both periods is due to a portion of intangible assets in the Team Sports segment becoming fully amortized in 2010.

Interest Expense

Interest expense increased $3.6 million during the third fiscal quarter of 2010, as compared to the third fiscal quarter of 2009. For the first three fiscal quarters of 2010, interest expense increased $10.2 million, as compared to the first three fiscal quarters of 2009. The increase relates to higher borrowing costs incurred subsequent to the Refinancing which negatively impacted the first three fiscal quarters of 2010, as compared to the first three fiscal quarters of 2009, partially offset by a lower balance of debt outstanding.

Income Tax Expense

Income tax expense was $3.9 million for the third fiscal quarter of 2010, as compared to an income tax expense of $4.3 million for the third fiscal quarter of 2009. The effective tax rate was 56.4% for the third fiscal quarter of 2010, as compared to 40.6% for the third fiscal quarter of 2009. For the third fiscal quarter of 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state taxes. For the third fiscal quarter of 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

For the first three fiscal quarters of 2010 and 2009, income tax expense was $7.9 million and $8.1 million, respectively. The effective tax rate was 49.6% for the first three fiscal quarters of 2010, as compared to 42.1% for the first three fiscal quarters of 2009. For the first three fiscal quarters of 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state taxes. For the first three fiscal quarters of 2009, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily from the ABL Facility. The cash generated from operating activities, the issuance of the Notes offered on December 3, 2009 and the availability under the new ABL Facility are our principal sources of liquidity. Each is described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot guarantee that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL Facility in an amount sufficient to enable us to repay our indebtedness, including our Notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control of our Company, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the ABL Facility or our Notes, on commercially reasonable terms or at all.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 50.5% at October 2, 2010, as compared to 53.3% at January 2, 2010. The decrease was primarily attributable to the decrease in debt and increase in retained earnings.

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

9.750% Senior Secured Notes

In December 2009, in connection with the Refinancing, we issued the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. We may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. We may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, we may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date and prior to December 1, 2012, we may redeem up to 10% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of United States dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for United States dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans. The applicable margin percentage for the ABL Facility is initially 3.75% for LIBOR or CDOR and 2.75% for the base rate, which is subject to adjustment to 3.25% for LIBOR or CDOR and 2.25% for the base rate based upon our average excess borrowing availability as calculated under the credit agreement for the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in relation to the unutilized commitments, which is initially 0.75% per annum and may be adjusted to 0.50% based upon our Company’s utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). We are also required to pay customary letter of credit fees.

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

Sources and Uses of Our Cash

Cash provided by operating activities was $47.8 million for the first three fiscal quarters of 2010, as compared to $51.6 million of cash provided in the first three fiscal quarters of 2009. The cash provided by operations in the first three fiscal quarters of 2010 related primarily to net income, increases in accrued expenses, and decreases in other current and noncurrent assets, which were partially offset by an increase in accounts receivable and a decrease in accounts payable. Cash provided by operating activities was also impacted by non-cash reconciling items for depreciation, amortization, equity compensation expense and deferred tax expense, none of which require a current cash outlay. The cash provided by operations in the first three fiscal quarters of 2009 related primarily to net income, decreases in accounts receivable, inventories, and other current and noncurrent assets, which were partially offset by decreases in accounts payable and accrued expenses. Non-cash reconciling items affected the first three fiscal quarters of 2009 similarly to their effect on the same period in 2010.

We had $234.5 million in working capital as of October 2, 2010, as compared to $211.2 million at January 2, 2010. The $23.3 million increase in working capital primarily results from the increase in accounts receivable and decrease in revolver borrowings and accounts payable, partially offset by the decrease in cash and prepaid expenses and the increase in accrued expenses.

Cash used in investing activities was $16.2 million for the first three fiscal quarters of 2010, as compared to $12.1 million used in the first three fiscal quarters of 2009. The primary reason for the difference is that the first three fiscal quarter of 2010 reflects $14.4 million related to the purchase of property, plant and equipment for information technology and enhancing new and existing products and $1.8 million for the purchase of businesses, whereas the first three fiscal quarters of 2009 reflects $12.1 million related to the purchase of property, plant and equipment for the implementation of our ERP system and enhancing new and existing products.

Cash used in financing activities was $38.0 million for the first three fiscal quarters of 2010, as compared to $30.8 million of cash used in financing activities in the first three fiscal quarters of 2009. The primary reason for the difference is that the first three fiscal quarters of 2010 reflect a net pay down of $38.0 million on the revolving credit facility, whereas the first three fiscal quarters of 2009 reflect a $43.6 million payment on the previous senior term notes, offset by a capital contribution by RBG of $12.8 million.

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

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At October 2, 2010, there were foreign currency exchange forward contracts in effect for the purchase of United States $6.2 million aggregated notional amounts, or approximately Cdn $6.3 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at October 2, 2010, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected fourth quarter 2010 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with the Refinancing, we entered into a new $250.0 million ABL Facility. As of October 2, 2010, the outstanding principal balance under this facility was $35.9 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of United States dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate applicable to the ABL Facility balance of $35.9 million would have resulted in approximately a $0.1 million increase in interest expense for the quarter ended October 2, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 2, 2010, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

EASTON-BELL SPORTS, INC.
Registrant

Dated: November 12, 2010	/S/ PAUL E. HARRINGTON
Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2010	/S/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)