Form 10-K
period 2011-01-01
EASTON-BELL SPORTS, INC.
filed 2011-03-08
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-123927

EASTON-BELL SPORTS, INC.
(Exact name of registrant as specified in its certificate of incorporation)

Delaware	20-1636283
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
At February 28, 2011, 100 shares of Easton-Bell Sports, Inc. were outstanding.

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
Overview
We are a leading designer, developer and marketer of branded sports equipment, protective products and related accessories. We offer products that are used in baseball, softball, ice hockey, football and other team sports, and in various action sports, including cycling, snowsports, powersports and skateboarding. Sports enthusiasts at all levels, from recreational participants to professional athletes, choose our products for their innovative designs and advanced materials, which provide a performance or protective advantage. Throughout our history, our focus on research and development has enabled us to introduce attractive and innovative products, many of which have set new standards for performance in their respective sports. As a result, we are able to consistently enter new product categories and expand and improve our existing product lines.
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
Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2010 was comprised of 52 weeks and ended on January 1, 2011. Fiscal year 2009 was comprised of 52 weeks and ended on January 2, 2010. Fiscal year 2008 was comprised of 53 weeks and ended on January 3, 2009.
Industry Overview
Sporting Goods Industry
We compete in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to NPD Group, a consumer research firm, the worldwide retail sporting goods market was estimated at $282.0 billion in 2009. According to the Sporting Goods Manufacturers Association, or SGMA, manufacturers’ sales of sporting goods in the United States, our largest market, has grown from $48.4 billion in 2000 to $64.8 billion in 2009. The SGMA also reported that sales of sporting goods in the United States fell by 4.3% in 2009 as consumers reduced spending in the wake of the recession. SGMA reported that sales of sporting equipment in the United States grew from $13.7 billion in 2000 to $20.2 billion in 2009, with 2009 realizing a decline in sales of approximately 2.5%. Although sales figures for 2010 are not yet available, we believe that sales in both sports equipment and the sporting goods market increased slightly in 2010 as the markets recovered from the 2008-2009 recessionary period. We believe that, in the long-term, avid participants will continue to be willing to pay premium prices for high performance and enhanced-protection equipment, which should contribute to future market growth.
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

Baseball and Softball
According to the SGMA, in 2009 in the United States baseball and softball (including both fast-pitch and slow-pitch) attracted approximately 13.8 million participants and 11.2 million participants, respectively. The SGMA reports that baseball participation has remained relatively stable in this decade, following declining participation in the 1990’s. After declining earlier this decade, participation rates for both fast-pitch and slow-pitch softball have been relatively stable over the past few years. Wholesale shipments of baseball and softball equipment were approximately $487.0 million in 2009, as compared to $510.0 million in 2008, representing a decline of approximately 4.5%. The SGMA estimates that greater than 40% of the expenditures in baseball and softball are related to the purchase of bats. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of travel ball, club baseball and softball and more frequent play.
Ice Hockey
According to the SGMA, ice hockey attracted 2.1 million participants in the United States in 2009 and United States wholesale shipments of ice hockey equipment was approximately $223.0 million in 2009, representing a 2.3% increase compared to the $218.0 million of ice hockey equipment sold in 2008. We estimate that the Canadian ice hockey market is at least as large as the United States market in terms of participants and dollars spent. The SGMA reports that United States participation in ice hockey in 2009 has almost doubled at the high school level since 1990, including an increase in female participation.
Football Helmets
According to the SGMA, tackle football attracted approximately 6.8 million United States participants and total United States manufacturers’ sales of football equipment were estimated at $497.0 million in 2009. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have typically commanded higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to provide a growth opportunity.
Cycling Helmets and Related Accessories
According to the SGMA, cycling (including bicycle motocross, or BMX, road and mountain biking) attracted approximately 49.1 million participants in 2009, as compared to approximately 47.6 million in 2008. Cycling has become one of the most popular physical activities in the United States and many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18. Cycling continues to be influenced by increased television coverage of major events such as the Tour de France. In addition, many observers believe that cycling sales and participation rates have increased as a result of higher costs of gasoline in recent years and an increasing presence of the green movement.
The accessory segment of the United States bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.
Helmets for Action Sports, including Snowsports and Powersports
Participation in action sports, such as snowboarding has grown recently. The SGMA estimates that United States manufacturers’ sales of snowboarding equipment in 2009 were $172.0 million. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel
According to the SGMA, wholesale spending for consumer sports apparel in the United States declined 5.0% in 2009, to approximately $28.2 billion in annual sales. The sports apparel segment is benefiting from consumers’ preference toward casual, comfortable clothing. The NPD Group has found that only about 30% of sports apparel spending goes toward clothes that consumers intend to use for sports or fitness activities. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased price points for performance athletic apparel in recent years.
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
Our four primary brands include:
Easton. Under the Easton brand, founded in 1922, we offer baseball, softball, ice hockey equipment and cycling components. We believe Easton is recognized as one of the most innovative brands in the baseball, softball and ice hockey equipment industry. In Major League Baseball, or MLB, All-Star players Jason Bay, Andre Ethier and David Ortiz wear and use the Easton brand. We believe our hockey sticks are used by more National Hockey League, or NHL, players than any other brand and that consumers choose Easton branded products due to their combination of performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes All-Star players Zdeno Chara, Ryan Getzlaf, Dany Heatley and Jarome Ignila who wear and use Easton hockey equipment.
Bell. Under the Bell brand, founded in 1954, we offer helmets for cycling, motorcycles (street and motorcross), auto racing, skateboarding and other action sports, as well as various cycling and fitness accessories. We believe Bell is the number one brand in the United States by sales in cycling helmets and accessories. Bell branded products are used by cycling enthusiasts ranging from competitive athletes to recreational users. Consumers choose Bell branded cycling helmets due to design, fit, quality, durability and value. The Bell brand image of toughness, dependability and performance is supported through the use of Bell products by, and sponsorship of, such high-profile athletes and professional cycling teams as U.S. National Road Champion George Hincapie, Road World Champion Cadel Evans, U.S. National Time Trial Champion Taylor Phinney and motocross champion James Stewart.
Giro. Under the Giro brand, founded in 1986, we offer premium helmets for cycling and various snowsports (including skiing and snowboarding), as well as various accessories, including snow goggles and cycling gloves. We believe the Giro brand is the number two brand in the United States by sales in cycling helmets (second only to Bell) and the number one brand in the United States by sales in ski and snowboard helmets. We believe that consumers are willing to pay premium prices for our Giro helmets due to Giro’s reputation for innovation as well as sleek, stylish and speed-oriented designs. The Giro brand image is reinforced through the use of Giro products by, and sponsorship of, leading professional athletes, including Tour de France winners Lance Armstrong and Alberto Contador and Winter X Games gold medal winners Gretchen Bleiler and Simon Dumont.
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
In addition to the above products, we also sell a variety of accessories, including (i) bicycle pumps, headlights, safety lights and reflectors under the Blackburn® brand, (ii) bicycle trailers and child carrier seats under the CoPilot® brand (founded in 2000), and (iii) a full line of mats, resistance bands, kits and other fitness accessories designed primarily for strength training, yoga and pilates under the Bell and Savasa® (launched in 2004) brands. Additionally, we own the rights to use the widely recognized MacGregor® brand (exclusive of golf products), which we license to select third parties to manufacture and market footwear and other sports equipment.

Products and Services
For the period ended January 1, 2011, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain subcategories of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. For financial information on each segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 6 to our Consolidated Financial Statements contained herein.
Team Sports
Our Team Sports segment produces technologically advanced equipment and apparel for baseball, softball, ice hockey and football and also provides reconditioning services for various sporting goods.
Baseball and Softball
We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our first aluminum bat produced in 1969, our bats have featured advanced designs and materials to optimize hitting performance, feel and durability. Baseball and softball products accounted for approximately 19.6%, 19.2% and 20.3% of our net sales in 2010, 2009 and 2008, respectively.
Ice Hockey
We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are used by more NHL players than any other brand. Ice hockey products accounted for approximately 14.4%, 15.0% and 15.1% of our net sales in 2010, 2009 and 2008, respectively.
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
Football equipment and reconditioning services accounted for approximately 12.7%, 11.4% and 10.7% of our net sales in 2010, 2009 and 2008, respectively.
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
In addition to the team sports products described above, we offer a range of practice wear, apparel, footwear and game uniforms under the Riddell and Easton brand names that are used on and off the field by football, baseball, softball and ice hockey athletes. These functional products incorporate advanced technical materials and innovative designs, such as our Full Range Motion technology or FRM, which enables the athlete to have full range of motion without affecting the garment body.
We also have entered into selective licensing agreements that allow third parties to manufacture and market products under the Riddell, Easton and MacGregor brand names. Products currently licensed include Riddell footwear, Easton footwear, Easton table and outdoor games and MacGregor footwear and team sports equipment. We receive royalty income from sales of these products.

Other team sports products and licensing accounted for approximately 8.6%, 8.5% and 9.9% of our net sales in 2010, 2009 and 2008, respectively.
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
Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 17.3%, 19.2% and 19.3% of our net sales in 2010, 2009 and 2008, respectively.
Premium Cycling Components and Accessories — We offer premium cycling components, including handlebars, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. Premium cycling components and accessories accounted for approximately 6.1%, 5.6% and 6.5% of our net sales in 2010, 2009 and 2008, respectively.
Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and CoPilot brands that are sold primarily through mass retailers. Cycling accessories accounted for approximately 11.0%, 11.2% and 9.4% of our net sales in 2010, 2009 and 2008, respectively.
Snowsports
We offer helmets for various snowsports, including snowboarding and skiing, as well as various snowsports accessories. Our snowsports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit, as well as performance, from our first snow helmet with adjustable vents to wireless audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snowsports helmets accounted for approximately 6.7%, 6.1% and 4.7% of our net sales in 2010, 2009 and 2008, respectively.
Powersports
We offer helmets for various powersports, including motocross and auto racing, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross, snowmobiles and auto racing. Powersports helmets and accessories accounted for approximately 1.2%, 1.3% and 1.8% of our net sales in 2010, 2009 and 2008, respectively.
Fitness Accessories
We offer a broad line of fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. All of our fitness accessories are sold under the Bell and Savasa brands. Fitness accessories accounted for approximately 2.4%, 2.5% and 2.3% of our net sales in 2010, 2009 and 2008, respectively.
Competition
Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines.

Team Sports
In baseball and softball, we compete with numerous national and international competitors including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Hillerich & Bradsby and Mizuno Corp. In ice hockey, we primarily compete with Bauer Hockey and Reebok-CCM Hockey. In football, we compete with several companies, such as Adams USA, Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. We believe that we compete in each of these team sports markets on the basis of brand name recognition, product features, quality and customer service.
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
Institutional Sales
We primarily sell football helmets, shoulder pads, certain other team sports equipment, uniforms, accessories and reconditioning services to educational institutions and athletic leagues. We have a direct sales force and marketing team of approximately 250 individuals, which focus on sales to the NFL and approximately 17,000 high schools, 1,100 colleges and numerous youth leagues across the United States. We believe our institutional sales force, made up primarily of former players, former coaches and experienced industry sales professionals, is the largest national direct sales force for football products and services in the institutional sporting goods industry and provides us with a significant competitive advantage. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our customers and also facilitates education on new product offerings. Additionally, this approach allows us to sell equipment and reconditioning services directly to our customers, which enables us to more readily explore add-on sales opportunities. Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has aided us in establishing a reputation as a leader in customer service with a loyal customer base.

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
We utilize approximately 100 in-house and independent sales professionals across North America and a network of approximately 90 third-party distributors in other regions of the world to distribute our action sports products. Similar to our in-house sales team for team sports products, our in-house sales team for action sports products provides sales and support services to key retail accounts, including category management services for certain of our mass retail customers. These efforts are led by a national account manager, who is supported by other members of the sales team. These sales teams work with large sporting goods and mass retail customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.
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
We sponsor several hundred individuals, including teams across baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, auto racing and other sports around the world. In addition, we have an exclusive contract with the NFL under which our football helmets are designated the Official Helmet of the NFL. Our agreement with the NFL permits our Riddell brand mark to appear on the front and on the chin strap of each Riddell helmet used during NFL play and provides that there be no indicia of any other brand on any other helmet worn during a game. We believe that Riddell helmets are used by approximately 76% of the players in the NFL. At the youth level, Riddell is the Official Football Helmet & Protective Equipment Partner of USA Football and the Official Hardgoods Supplier of American Youth Football, which are associated with a combined 3.5 million youth football players. Within hockey, we believe that approximately 42% of NHL players use Easton hockey sticks and in baseball, Easton is the official equipment supplier of the Little League World Series.
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
We also actively work with several organizations that set safety or performance standards for the sporting goods we sell. Our products meet or exceed the standards established by the most important regulatory and testing bodies, including the Department of Transportation, the Consumer Product Safety Commission, or CPSC, the Hockey Equipment Certification Council, or HECC, and Canadian Standards Association, or CSA, and various private organizations, including NOCSAE, which is the leading standard-setting organization for athletic equipment (including football, baseball and softball helmets, as well as other equipment) and the Snell Memorial Foundation, which is a leading organization that tests and certifies helmets for cycling, snowsports, powersports and other action sports. We also work with various athletic leagues, including the NFL, the NHL, MLB, the NCAA and Little League Baseball and Softball, that set standards for equipment used in competition and various conferences within these athletic organizations that have their own standards. We believe that we have regularly been among the first to adopt new safety or performance standards.

We invest in engineering and applied research to improve both the quality and performance of our current products and to develop new products. Our in-house product design, engineering, research and development and testing group includes approximately 177 employees. Our product development personnel work with top athletes to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our products are subjected throughout the manufacturing process to various quality control procedures that often exceed those mandated by law.
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
We operate distribution facilities in Illinois, Pennsylvania, Utah, Canada and Taiwan, which allow us to maintain high service levels for our customers across all distribution channels. We also use a third party distributor in Tennessee to provide distribution services for apparel.
Seasonality
Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late winter and early spring months in preparation for the spring baseball season. Sales of football helmets, shoulder pads and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the rise in snowsports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.
Intellectual Property
We have a portfolio of approximately 182 patents along with approximately 79 pending patent applications. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

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
Employees
We believe that our relationships with our employees are good. As of January 1, 2011 we had 2,710 employees, including 177 in product design, engineering, research and development and testing, 1,840 in operations, including manufacturing and distribution, 341 in sales and marketing and 352 in administration. Approximately 50 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2012, and an agreement with a union in Mount Vernon, New York, expires in January 2012.
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
Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. Our operations and performance depend significantly on worldwide economic conditions. Many of our products are discretionary items and the purchase of these items may be easily deferrable by consumers should the financial wherewithal of consumers not justify such purchases. Uncertainty about current global economic conditions could pose a risk as some consumers and businesses could postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in the budgets of our institutional customers, such as schools could also lead to decreased spending by such customers on our products which could have a material negative impact on our operations. In the current fiscal year, we have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends have had and may continue to have a negative impact on our businesses.

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
The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: tighter inventory management by retailers; the potential for reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; tightening of credit markets; and business disruptions due to difficulties experienced by suppliers and customers. In addition, slowing consumer demand for our products has caused lower net sales in the past, and this could potentially recur in the future.
Our products face intense competition, and if we cannot compete successfully in our industry, we could lose market share and our business could be adversely affected.
Although we believe that we have no competitors that challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our product lines. Competition is primarily based on brand name recognition, product features, style, quality, price and customer service. Our baseball and softball equipment business has numerous national and international competitors, including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Hillerich & Bradsby and Mizuno Corp. Our ice hockey equipment business principally competes with Bauer Hockey and Reebok-CCM Hockey. Our football equipment business competes with several companies, including Adams USA, Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. Our cycling helmet, accessories and component business competes with several national and regional competitors, including Dorel Industries, Trek Bicycle Corporation and Specialized Bicycle Components, as well as with several other international companies. In the snowsports helmet market, we compete with several domestic and international brands, including, Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D., which is owned by The Burton Corporation, Salomon, which is owned by Amer Sports and Smith. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC. Many of these competitors are significantly larger and have greater financial resources than we do.
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
Our products are designed to satisfy the standards established by a number of regulatory and testing bodies, including the Department of Transportation, the CPSC, HECC, CSA, NOCSAE and the Snell Memorial Foundation, as well as by athletic organizations and governing bodies, including the NFL, NHL, MLB, NCAA and Little League Baseball and Softball. In addition, conferences within these athletic organizations have their own standards that can be stricter than the standards promulgated by the organizations themselves. For certain products, we rely on our in-house testing equipment to ensure that such products comply with these standards. We cannot assure you that our future products will satisfy these standards, that our in-house testing equipment will produce the same results as the equipment used by the applicable testing bodies, athletic organizations and governing bodies or that existing standards will not be altered in ways that adversely affect our brands and the sales of our products, which has occurred in the past. Any failure to comply with applicable standards could have a material adverse effect on our business.
The loss of one or more key customers could result in a material loss of revenues.
Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended January 1, 2011, our top 10 customers collectively accounted for approximately 33.6% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 13.9% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us altogether. The failure to increase our sales to these customers would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, our customers in the retail industry are experiencing consolidation, contractions and financial difficulties. A large portion of our sales are to sporting goods retailers. Of these, many of our smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase our products, or could lead retailers to request credit terms that would adversely affect our cash flow and involve significant risks of nonpayment. As a result, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.
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
From time to time, third parties have challenged our patents, trademark rights and branding practices, or asserted intellectual property rights that relate to our products and product features. We may be required to defend such claims in the future, which, whether or not meritorious, could result in substantial costs and diversion of resources and could negatively affect our results of operations or competitive position. Should we be found liable for infringement of the intellectual property rights of others, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages, or cease making certain of our products. We may also need to redesign or rename some of our products to avoid future infringement liability. For example, in 2010 we received an unfavorable judgment against us in relation to infringement of a hockey skate patent, which we have appealed. However, even in the event that we do not prevail, we would not expect the result to be material to our business. Moreover, our involvement in litigation against third parties based on infringement of our intellectual property rights presents some risk that our intellectual property rights could be challenged and invalidated. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.
We are subject to product liability, warranty and recall claims and our insurance coverage may not cover such claims.
Our business exposes us to warranty claims and claims for product liability in the event products manufactured, designed or reconditioned by us actually or allegedly fail to perform as expected, or the use of these products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend or attempt to settle product liability cases brought against us. However, there is no assurance that we can successfully defend or settle all such cases. We believe that we are not currently subject to any material product liability claims not covered by insurance, although the ultimate outcome of these and future claims cannot presently be determined. Management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our Company’s previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. Because product liability claims are part of the ordinary course of our business, we maintain product liability insurance, which we believe is adequate. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our product liability coverage is written under a policy expiring in July 2011 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2012. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2012, for a total limit of $43,000. We cannot assure you that this coverage will remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate under our various policies. Furthermore, future rate increases might make insurance uneconomical for us to maintain. These potential insurance problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. We are unable to predict the nature of product liability claims that may be made against us in the future with respect to injuries, diseases or other illnesses resulting from the use of our products or the materials incorporated in our products.
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
During the fiscal year ended January 1, 2011, we purchased approximately $338.3 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We expect to increase our international sourcing in the future. In addition, a significant percentage of our net sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) recessionary trends in international markets; (ii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iii) difficulties in enforcing intellectual property rights; (iv) increases in transportation costs or delays; (v) work stoppages and labor strikes; (vi) fluctuations in exchange rates; (vii) political unrest, terrorism and economic instability, and (viii) limitations on repatriation of earnings. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.
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
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in United States dollars, and to fluctuations in interest rates related to our variable rate debt. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes, or we may choose to maintain variable interest rate debt. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of income and balance sheets of our international subsidiaries into United States dollars. A significant portion of our production and sourcing and approximately 14.8% of our net sales in the fiscal year ended January 1, 2011 were denominated in foreign currencies and subject to exchange rate fluctuation risk. The reported revenues and expenses of our international subsidiaries would decrease if the United States dollar increased in value in relation to other currencies, including, the Canadian dollar, British pound, Euro and Taiwan dollar. Finally, changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets. These and other economic factors could have an adverse effect on demand for our products and services and on our financial condition and operating results.
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
We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended January 1, 2011, approximately 32.3% of our raw materials for the products we manufacture were sourced from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended January 1, 2011, approximately 190 international manufacturers produced approximately 93.6% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

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
Our ability to effectively manage and maintain our inventory, process transactions, ship products to our customers on a timely basis and maintain cost-efficient operations is dependent on information technology and on our information systems. We continue to plan for our long-term growth by investing in operations management and infrastructure. We may experience difficulties in operating our business under our current ERP system, any of which could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.
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
As of January 1, 2011, approximately 50 of our 2,710 employees were unionized. Although we have good labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania covering approximately 40 employees expires in December 2012. Our collective bargaining agreement with a union in Mount Vernon, New York covering approximately 10 employees expires in January 2012. Labor organizing activities could result in additional employees becoming unionized. We cannot assure you that we will be able to negotiate new collective bargaining agreements on similar or more favorable terms or that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities. We could experience a disruption of our operations or higher ongoing labor costs, which could have an adverse effect on our business and financial condition.
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
The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or FTC, CPSC, and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. We recently became aware that a U.S. Senator has requested that the FTC investigate football helmet manufacturers’ alleged misleading safety claims and deceptive practices in the selling of new football helmets and reconditioning of used ones. While our Riddell brand is specifically mentioned in the investigation request, we believe any allegations against us are unfounded and unfair. If such FTC investigations are initiated, they remain confidential. In all circumstances, we will work with the FTC and the Senator’s office to respond to their concerns.
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
In addition, in response to injuries or death caused by balls hit off different types of non-wood bats, some state legislatures and other national and local governing bodies have introduced bills and rules to ban certain types of non-wood bats from use in youth and adult sports. If we are unable to adapt our products to the standards that may or have already been developed, it could have a negative impact on our operating results.
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
We have a significant amount of indebtedness. As of January 1, 2011, we had total indebtedness of approximately $389.0 million (including $350.0 million of our 9.750% senior secured notes due 2016, or the Notes, $38.9 million under our senior secured asset-based revolving credit facility, or ABL Facility, and $0.1 million of capital lease obligations). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
We may be able to incur significant additional indebtedness in the future. Although certain of the documents governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with the documents governing our indebtedness could be substantial. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the terms of the documents governing our indebtedness. In addition, the ABL Facility provided for unused commitments of approximately $162.9 million as of January 1, 2011. Furthermore, subject to availability under a borrowing base and certain other conditions, we may increase our borrowing availability under the ABL Facility by up to an additional $50.0 million. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

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
Under the ABL Facility, there are limitations on our ability to incur the full $250.0 million of commitments. Our availability is limited to the lesser of a borrowing base and $250.0 million (and, in the case of the Canadian borrowers, the lesser of a Canadian based borrowing base and $30.0 million, the size of the Canadian sub-facility). The borrowing base for our and our Canadian borrowers is and will be calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Facility will potentially be subject to significant fluctuation, depending on the value of the applicable borrowing base eligible assets as of any measurement date. In addition, if our excess gross availability falls below a specified percentage of our gross borrowing base, we will be required to satisfy and maintain on a monthly basis, a minimum fixed charge coverage ratio test. Our ability to meet the required minimum fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Moreover, the ABL Facility provides the administrative agent considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us and the Canadian borrowers. There can be no assurance that the administrative agent under the ABL Facility will not impose such actions during the term of the ABL Facility and further, was it to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the Notes. The inability to borrow under the ABL Facility may adversely affect our and our Canadian subsidiaries’ liquidity, financial position and results of operations. As of January 1, 2011, we estimated our borrowing capacity under the ABL Facility would have been approximately $162.9 million, after giving effect to outstanding borrowings of $38.9 million, other customary reserves and $3.3 million of outstanding letters of credit. Because the borrowing capacity under the ABL Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity.
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
In addition to our obligations on our indebtedness discussed above, we expect to make distributions to EB Sports to fund cash payments under the New Holdco Facility. On December 3, 2009, EB Sports refinanced its senior unsecured credit agreement, or the Previous Holdco Facility, with Wachovia Investment Holdings, LLC and the lenders named therein, pursuant to which EB Sports had borrowed $175.0 million, through a new senior secured credit agreement with Wachovia Bank, N.A. and the existing lenders under the Previous Holdco Facility, the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility and an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC, and certain existing investors and their affiliates. As of January 1, 2011, the amount of loans issued under the New Holdco Facility was approximately $122.5 million, including accrued interest. EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. The borrowings under the New Holdco Facility are scheduled to mature on December 31, 2015. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
For the twelve months ended January 1, 2011, our non-guarantor subsidiaries represented approximately 11.4% of our net sales, 13.7% of operating income and 9.6% of EBITDA. As of January 1, 2011, our non-guarantor subsidiaries represented $148.5 million of our assets and had $76.4 million of total liabilities, including debt and trade payables.
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
As of January 1, 2011, the book values of the real estate, intellectual property, customer relationships and plant and equipment assets included in the first-priority collateral were $0.1 million, $249.9 million, $23.5 million and $49.0 million, respectively. The fair market value of the collateral securing the Notes is subject to fluctuations based on factors that include, among others, the condition of the markets for various forms of collateral, the ability to sell the collateral in an orderly sale, general economic conditions, the availability of buyers and similar factors. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including but not limited to the actual fair market value of the collateral at such time and the timing and the manner of the sale. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure holders of the Notes that the collateral will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the collateral, those third parties may have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of the collateral located at that site and the ability of the collateral agent to realize or foreclose on the collateral at that site. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, we cannot assure you that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the Notes. In addition, the asset sale covenant and the definition of asset sale in the indenture governing the Notes, have a number of significant exceptions pursuant to which we may be able to sell assets securing the Notes without being required to reinvest the proceeds of such sale into assets that will comprise collateral securing the Notes or to make an offer to the holders of the Notes to repurchase the Notes.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of January 1, 2011 we operated 20 facilities in the United States, three in Canada, two in Mexico, two in Europe and three in Asia. Our corporate headquarters is located in Van Nuys, California. Set forth below is information regarding our principal properties:

			Leased	Owned
Location	Primary Use	Business Segment	Sq. Ft.	Sq. Ft.
Van Nuys, CA	Corporate Headquarters and Offices	Team and Action Sports	56,647
Scotts Valley, CA	Offices and Research and Development	Team and Action Sports	55,320
Irving, TX	Offices	Action Sports	27,197
Rosemont, IL	Offices and Research and Development	Team Sports	20,531
Rantoul, IL	Offices, Manufacturing and Warehouse	Team and Action Sports	753,696
York, PA	Warehouse	Action Sports		465,000
Salt Lake City, UT	Warehouse	Team Sports	133,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	134,788
Monterrey, Mexico	Reconditioning and Warehouse	Team Sports	117,328
Kirkland, Canada	Offices and Warehouse	Team Sports	97,935
Tijuana, Mexico	Offices, Manufacturing and Warehouse	Team and Action Sports	112,403
In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 262,000 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

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
Set forth below is our selected historical consolidated financial and other operating data. Certain reclassifications of previously reported financial information were made to conform to the current presentation. We follow a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Our selected historical consolidated financial data and other data set forth below as of January 1, 2011, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006 and for the fiscal years ended January 1, 2011, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006(5)
	(Dollars in millions)
Statement of Operations Data:
Net sales	$772.8	$716.3	$775.5	$724.6	$639.0
Cost of sales(1)	510.4	482.4	509.1	475.6	426.1

Gross profit	262.4	233.9	266.4	249.0	212.9
Selling, general and administrative expenses	191.3	175.0	179.2	170.0	156.0
Management expenses(2)	—	—	—	—	8.3
Restructuring and other infrequent expenses(3)	—	—	0.5	0.6	0.9
Amortization of intangibles	11.8	13.4	13.4	13.2	12.6
Gain on sale of property, plant and equipment(4)	—	—	—	(2.3)	—

Income from operations	59.3	45.5	73.3	67.5	35.1
Interest expense, net	44.6	44.9	41.9	41.6	42.4

Income (loss) before taxes	14.7	0.6	31.4	25.9	(7.3)
Income tax expense (benefit)	6.6	4.7	18.0	11.4	(1.4)

Net income (loss)	$8.1	$(4.1)	$13.4	$14.5	$(5.9)

Cash flow data:
Net cash provided by (used in):
Operating activities	$47.6	$53.8	$67.7	$16.3	$23.6
Investing activities	(22.5)	(16.1)	(17.6)	(10.1)	(420.2)
Financing activities	(35.0)	(47.4)	(19.7)	(0.6)	403.0
Other Financial Data:
Capital expenditures	20.7	15.7	17.6	16.8	12.8

	As of	As of	As of	As of	As of
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$24.0	$33.3	$41.3	$16.9	$9.9
Working capital	242.6	211.2	282.9	262.8	225.0
Total assets	964.6	960.6	997.6	956.5	948.1
Total debt	385.2	415.8	455.9	475.6	476.2
Total stockholder’s equity	377.6	363.8	347.0	341.0	318.2

(1)	Cost of sales included $19.0 million of costs resulting from the purchase accounting write-up of inventories to fair value for the period ended December 30, 2006.

(2)	Represents management fees and reimbursable expenses paid to Fenway Investors pursuant to the management agreement. At the time of the acquisition of Easton in 2006, our Company made a payment of $7.5 million to terminate our annual management fee obligation.

(3)	Restructuring expenses in fiscal 2008 and 2007 are primarily related to the closure of our Van Nuys, California manufacturing facility. Restructuring expenses in fiscal 2006 are primarily related to the closure of our manufacturing facility previously located in Chicago, Illinois.

(4)	Represents gains on the sale of land and building located in Chicago, Illinois in May 2007 and the sale of machinery located in Van Nuys, California in September 2007 as part of the closures referenced in footnote 3 above.

(5)	Does not include results of Easton prior to March 16, 2006, the date of the acquisition of Easton.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
We are a leading designer, developer and marketer of branded sports equipment, protective products and related accessories. We offer products that are used in baseball, softball, ice hockey, football and other team sports, and in various action sports, including cycling, snowsports, powersports and skateboarding. Sports enthusiasts at all levels, from recreational participants to professional athletes, choose our products for their innovative designs and advanced materials, which provide a performance or protective advantage. Throughout our history, our focus on research and development has enabled us to introduce attractive and innovative products, many of which have set new standards for performance in their respective sports. As a result, we are able to consistently enter new product categories and expand and improve our existing product lines.
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
Results of Operations
Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2010 was comprised of 52 weeks and ended on January 1, 2011. Fiscal year 2009 was comprised of 52 weeks and ended on January 2, 2010. Fiscal year 2008 was comprised of 53 weeks and ended on January 3, 2009. Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of operations.
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

		% of Net		% of Net		% of Net
	2010	Sales	2009	Sales	2008	Sales
	(Dollars in millions)
Net sales	$772.8	100.0%	$716.3	100.0%	$775.5	100.0%
Cost of sales	510.4	66.0	482.4	67.3	509.1	65.6

Gross profit	262.4	34.0	233.9	32.7	266.4	34.4
Selling, general and administrative expenses	191.3	24.8	175.0	24.4	179.2	23.1
Amortization of intangibles	11.8	1.5	13.4	1.9	13.4	1.7
Restructuring and other infrequent expenses	—	—	—	—	0.5	0.1

Income from operations	59.3	7.7	45.5	6.4	73.3	9.5
Interest expense, net	44.6	5.8	44.9	6.3	41.9	5.4

Income before income taxes	14.7	1.9	0.6	0.1	31.4	4.1
Income tax expense	6.6	0.9	4.7	0.4	18.0	2.3

Net income (loss)	8.1	1.0	(4.1)	(0.3)	13.4	1.8
Other comprehensive income (loss):
Foreign currency translation adjustment	2.3	0.3	5.3	0.7	(11.3)	(1.5)

Comprehensive income	$10.4	1.3%	$1.2	0.4%	$2.1	0.3%

2010 compared to 2009
Net income for 2010 was $8.1 million, as compared to a net loss of $(4.1) million for 2009. Our results for 2010 include the following items:
•	provision for excess and obsolete inventory write-offs of $8.4 million;
•	research and development expenses of $13.2 million;
•	product liability settlement and litigation expenses of $5.4 million;
•	provision for allowance for doubtful accounts of $3.4 million;
•	incentive compensation expense of $7.8 million;
•	equity compensation expense of $3.4 million;
•	expenses of $3.7 million related to severing executives and other reorganizing activities;
•	depreciation expense of $17.1 million;
•	licensing fees of $4.0 million;
•	expenses of $1.8 million related to the new lacrosse business;
•	interest expense (net) of $44.6 million; and
•	income tax expense of $6.6 million.

Our results for 2009 included the following items:
•	provision for excess and obsolete inventory write-offs of $6.8 million;
•	research and development expenses of $13.5 million;
•	product liability settlement and litigation expenses of $3.5 million;
•	provision for allowance for doubtful accounts of $3.8 million
•	incentive compensation expense of $1.9 million;
•	equity compensation expense of $5.3 million;
•	expenses of $1.3 million related to severing executives and other reorganizing activities;
•	depreciation expense of $15.1 million;
•	licensing fees of $2.4 million;
•	refinancing fees of $5.4 million;
•	interest expense (net) of $44.9 million; and
•	income tax expense of $4.7 million.
Net Sales
The following table sets forth net sales for each of our segments for the years indicated:

			Change
	2010	2009	$	%
	(Dollars in millions)
Team Sports	$426.8	$387.0	$39.8	10.3%
Action Sports	346.0	329.3	16.7	5.1%

	$772.8	$716.3	$56.5	7.9%

Net sales in both Team Sports and Action Sports were favorably impacted by the improving economic conditions and by favorable foreign currency exchange rate movements. We believe consumers began making more discretionary purchases after delaying them in 2009 and as a result retailers increased their inventory positions.
Net sales in both segments were positively impacted by favorable foreign currency exchange rate movements of $7.2 million and $1.7 million in Team Sports and Action Sports, respectively. On a constant currency basis, net sales in Team Sports and Action Sports were up $32.6 million, or 8.4% and $15.0 million, or 4.6%, respectively. The Team Sports net sales increase resulted primarily from increased sales of football helmets and shoulder pads (resulting from gaining market share and selling into new channels), increased sales of baseball and softball equipment (due to increased bat, bag and protective sales, as new products and designs gained momentum), increased sales of hockey helmets and protective equipment (introduction of Z Shock helmet) and increased sales of collectible football helmets, all of which were partially offset by decreased sales of hockey skates. Performance of reconditioning services also increased during the year primarily due to the acquisition of an equipment reconditioner early in the year. Action Sports net sales increased due to higher sales of cycling accessories, snowsports helmets and goggles and cycling wheels, partially offset by reduced sales of cycling helmets. Sales of fitness-related products were relatively flat for the year.
Cost of Sales
The following table sets forth cost of sales for each of our segments for the years indicated:

		% of		% of
	2010	Net Sales	2009	Net Sales
	(Dollars in millions)
Team Sports	$268.6	62.9%	$246.1	63.6%
Action Sports	241.8	69.9%	236.3	71.8%

	$510.4	66.0%	$482.4	67.3%

The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to favorable foreign currency exchange rates on sales of hockey products in Canada and Europe, lower sourced product costs benefitting the sale of certain baseball and softball products, and improved mix on sales of football products, all of which were partially offset by unfavorable mix on sales of hockey products, higher licensing fees on sales of certain football products and close out sales on certain hockey products.
The decrease in Action Sports cost of sales as a percentage of net sales primarily relates to favorable mix on sales of cycling helmets and accessories, and snowsports helmets and goggles and favorable foreign currency exchange rates, which were partially offset by unfavorable mix on sales of cycling components and a write down in the value of auto racing inventory.
Gross Profit
The following table sets forth gross profit for each of our segments for the years indicated:

		% of		% of
	2010	Net Sales	2009	Net Sales
	(Dollars in millions)
Team Sports	$158.2	37.1%	$140.9	36.4%
Action Sports	104.2	30.1%	93.0	28.2%

	$262.4	34.0%	$233.9	32.7%

The increase in Team Sports gross margin primarily relates to favorable foreign currency exchange rates on sales of hockey products in Canada and Europe, lower sourced product costs benefitting the sale of certain baseball and softball products, and improved mix on sales of football products, all of which were partially offset by unfavorable mix on sales of hockey products, higher licensing fees on sales of certain football products and close out sales on certain hockey products.
The increase in Action Sports gross margin primarily relates to favorable mix on sales of cycling helmets and accessories, and snowsports helmets and goggles and favorable foreign currency exchange rates, which were partially offset by unfavorable mix on sales of cycling components and a write down in the value of auto racing inventory.
Selling, General and Administrative Expenses
During 2010, SG&A expenses increased $16.3 million or 9.3%, as compared to 2009. The increase primarily relates to:
•	increased incentive compensation expense of $5.9 million due to the improvement in profitability;
•	an increase in product liability settlement and defense costs of $1.9 million resulting from reserve adjustments and increased litigation costs;
•	increased variable selling expenses of $2.3 million related to the increase in net sales;
•	increased marketing, promotion and sponsorship program spending by $6.1 million;
•	higher depreciation expense of $3.3 million primarily related to capital expenditures for information technology and office expansion/renovation;
•	expenses of $1.8 million related to the new lacrosse business;
•	translation of foreign subsidiary expenses from local currency into United States dollars of $1.8 million;
partially offset by:
•	a decrease in bad debt expense of $0.4 million resulting from improved collections experience and related reserve requirements;
•	mark-to-market adjustment in relation to foreign currency exchange forward contracts of $1.7 million;
•	decreased equity compensation expense of $1.9 million primarily related to a plan modification occurring in 2009.
Amortization of Intangibles
Amortization of intangibles decreased $1.6 million or 12.3% as compared to 2009 due to certain intangible assets becoming fully amortized. Intangibles are composed of finite-lived trademarks and tradenames, customer relationships, patents and licensing and other agreements.

Interest Expense, Net
Net interest expense decreased $0.3 million to $44.6 million for 2010 from $44.9 million in 2009. The decrease was due to a lower average debt balance in 2010, the 2009 write-off of deferred financing fees of $8.8 million and the 2009 payment of $2.9 million of premium/tender fees in relation to redeeming the senior subordinated notes, and a favorable adjustment of $1.1 million to interest expense to reflect the change in the fair value of the interest rate swap during 2010. These reductions to interest expense were partially offset by a higher interest rate on outstanding debt. Changes in the fair value of the interest rate swap, which is not designated as a hedge, are recorded through earnings as part of interest expense throughout the term of the swap.
Income Tax Expense
We recorded an income tax expense of $6.6 million in 2010, an effective tax rate of 44.9%, as compared to an income tax expense of $4.7 million in 2009, an effective tax rate of 847.8%. The difference between the effective rate and the statutory rate for both 2010 and 2009 is primarily attributable to the permanent difference for equity compensation expense, state income taxes, changes to the reserve for uncertain tax positions and the permanent difference for Section 956 of the United States Internal Revenue Code relating to Canada’s investment in United States property.
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
Cost of Sales
The following table sets forth cost of sales for each of our segments for the years indicated:

		% of		% of
	2009	Net Sales	2008	Net Sales
		(Dollars in millions)
Team Sports	$246.1	63.6%	$263.2	60.7%
Action Sports	236.3	71.8%	245.9	71.9%

	$482.4	67.3%	$509.1	65.6%

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
Gross Profit
The following table sets forth gross profit for each of our segments for the years indicated:

		% of		% of
	2009	Net Sales	2008	Net Sales
		(Dollars in millions)
Team Sports	$140.9	36.4%	$170.5	39.3%
Action Sports	93.0	28.2%	95.9	28.1%

	$233.9	32.7%	$266.4	34.4%

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
Income Tax Expense
We recorded an income tax expense of $4.7 million in 2009, an effective tax rate of 847.8%, as compared to an income tax expense of $18.0 million in 2008, an effective tax rate of 57.4%. The difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, changes to the reserve for uncertain tax positions and the permanent difference for Section 956 of the United States Internal Revenue Code of 1986, as amended, or Code, which related to Canada’s investment in United States property. The outstanding balance on intercompany accounts was deemed taxable in the United States under Section 956 of the Code and subject to income tax in both 2009 and 2008.

Quarterly Results
The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. Each quarter is comprised of 13 weeks and in 2010, the quarters ended were April 3, July 3, October 2 and January 1, 2011. The operating results for any period are not necessarily indicative of results for any future period.

	For the Following Quarterly Periods
	First	Second	Third	Fourth
	(Dollars in millions)
	(Unaudited)
2010:
Net sales	$194.1	$202.8	$198.8	$177.1
Gross profit	64.8	68.9	69.6	59.1
Income from operations	11.7	20.1	18.0	9.5
Net income	0.1	5.0	3.0	—
2009:
Net sales	$184.9	$187.3	$180.4	$163.7
Gross profit	60.2	60.4	62.0	51.3
Income from operations	9.9	14.8	18.2	2.6
Net income (loss)	1.0	3.9	6.3	(15.3)
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
Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 50.5% at January 1, 2011, as compared to 53.3% at January 2, 2010. The decrease was primarily attributable to the decrease in debt and the increase in 2010 shareholder’s equity as a result of earnings for the fiscal year ended January 1, 2011.
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
ABL Credit Facility
Concurrently with the issuance of the Notes offered in December 2009, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount may be increased to allow borrowings of up to $300.0 million, subject to certain conditions, together with certain of our subsidiaries as Canadian Borrowers or Subsidiary Guarantors, with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., and Wachovia Capital Finance Corporation (New England), as co-syndication agents, and U.S. Bank National Association, as documentation agent, or the ABL Facility. We used the ABL Facility, together with a portion of the net proceeds of the Notes, to refinance our Previous Credit Agreement. The ABL Facility is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs (subject to borrowing base availability).
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

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our parent and subsidiaries to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of its assets or enter into merger or consolidation transactions, (4) change its business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) enter into transactions with affiliates, and (10) enter into agreements that restrict dividends from subsidiaries.
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
As of January 1, 2011, the amount of loans issued under the New Holdco Facility was approximately $122.5 million, including accrued interest.
Sources and Uses of our Cash
Cash provided by operating activities was $47.6 million for 2010, as compared to $53.8 million of cash provided in 2009. The net decrease in cash provided by operating activities as compared to 2009 primarily reflects (i) higher net income, (ii) higher accounts payable, (iii) higher accrued expenses due to increased interest accruals and increased incentive compensation accruals (iv) lower current and noncurrent assets, partially offset by (i) inventory increases in 2010 resulting from purchases made to support sales anticipated or scheduled in the early part of 2011, and (ii) higher accounts receivable due to the increase in net sales in 2010.
Operating activities provided $53.8 million of cash for 2009, as compared to $67.7 million of cash provided in 2008. The net decrease in cash provided by operating activities as compared to 2008 primarily reflects (i) lower net income, (ii) lower accounts payable, (iii) lower accrued expenses due to the payment in 2009 for incentive compensation related to 2008 and the decrease in the accrual for incentive compensation in 2009 and (iv) lower noncurrent liabilities due to a reduction in the notional amount of our interest rate swap contracts related to our Refinancing, partially offset by (i) incremental inventory reductions in 2009, (ii) the receipt of a deposit for insurance in 2009 and (iii) lower accounts receivable due to the decline in net sales in 2009.
Operating activities provided $67.7 million of cash for 2008, as compared to $16.3 million of cash provided in 2007. The increase in the generation of cash primarily relates to the timing impact of increased payables and accrued expenses, which were partially offset by increased accounts receivable and inventory.
The Team Sports business is seasonal and driven primarily by baseball and softball, football and ice hockey buying patterns. Sales of baseball and softball products occur primarily in the late winter and early spring months in preparation for the spring baseball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven primarily by hockey buying patterns with orders shipping in late spring for fall play.
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

The Action Sports business is also seasonal and driven primarily by the warm weather months conducive to cycling. As such, Action Sports sales are lowest during the fourth calendar quarter. The seasonal impacts have been partially mitigated by the rise in snowsports sales which are sold primarily during the last two quarters of the year.
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
We had $242.6 million in working capital as of January 1, 2011, as compared to $211.2 million at January 2, 2010. The $31.4 million increase in working capital primarily results from higher accounts receivable, inventories and deferred taxes and lower borrowings under the ABL facility, partially offset by decreases in cash, prepaid expenses and other current assets, and increases in accounts payable and accrued expenses. We had $211.2 million in working capital as of January 2, 2010, as compared to $282.9 million at January 3, 2009. The $71.7 million decrease in working capital primarily results from the decrease in cash, lower accounts receivable and inventories and increase in borrowings under the ABL Facility, partially offset by the decrease in the current portion of long-term debt and accounts payable.
Cash used in investing activities was $22.5 million in 2010, as compared to $16.1 million used in 2009. For 2010, the amount was related to capital expenditures for the purchase of property, plant and equipment and the purchase of businesses and in 2009 the amount was for capital expenditures related to the purchase of property, plant and equipment and intellectual property. Capital expenditures for 2010 were $20.7 million, as compared to $15.7 million in 2009. Capital expenditures made in 2010 were primarily related to the enhancement of our ERP system, facilities, and molds and tooling, while capital expenditures in 2009 related primarily to the implementation of our ERP system and enhancing new and existing products. In the second fiscal quarter of 2009 the implementation of the ERP system was substantially completed, which is an enterprise-wide software platform encompassing finance, sales and distribution, manufacturing and materials management. We capitalized interest related to projects of $0.1 million for each of the three fiscal years of 2010, 2009 and 2008.
Cash used in financing activities was $35.0 million in 2010, as compared to $47.4 million used in 2009. In 2010 the net cash used relates primarily to net paydowns on the ABL facility, while in 2009 the net cash used related primarily to refinancing our $335.0 million Previous Credit Agreement ($43.7 million of payments were made prior to the Refinancing and $272.1 million was outstanding at the date of the Refinancing), revolving credit facility ($0.0 million outstanding at date of the Refinancing) and $140.0 million of the Previous Notes and paying $17.5 million of capitalized debt issuance costs through the issuance of $350.0 million of senior secured notes (received $345.7 million of net proceeds) and drawing $85.0 million on the new revolving ABL Facility. We also received a $12.9 million capital contribution from RBG and paid $15.0 million on the new revolving ABL Facility in 2009.
Outlook
Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2011 may be affected by the following:
•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: reduced consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; inflation; and business disruptions due to difficulties experienced by suppliers and customers.
•	Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. We have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.

•	Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.
•	Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of January 1, 2011, the outstanding principal balance under the ABL Facility was $38.9 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.
•	Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late winter and early spring months in preparation for the spring baseball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.
Contractual Requirements
Future payments required under our significant contractual obligations as of January 1, 2011 are as follows:

		Payments Due by Period
	Total	2011	2012 to 2013	2014 to 2015	2016 and Beyond
	(Dollars in thousands)
Long-term debt(1)	$388,893	$38,893	$—	$—	$350,000
Interest payments related to long-term debt(2)	201,906	34,125	68,250	68,250	31,281
Capital lease obligations(3)	120	32	64	24	—
Operating lease obligations	39,704	10,017	13,657	6,580	9,450
Sponsorship/royalty agreements	13,437	5,425	5,750	1,847	415

Total contractual cash obligations	$644,060	$88,492	$87,721	$76,701	$391,146

		Amount of Commitment Expiration per Period
	Total	2011	2012 to 2013	2014 to 2015	2016 and Beyond
Standby letters of credit and similar instruments	$3,306	$3,306	$—	$—	$—

Total commercial commitments and letters of credit	$3,306	$3,306	$—	$—	$—

(1)	Amounts include obligations pursuant to the ABL Facility and Notes that were outstanding on January 1, 2011. See “Liquidity and Capital Resources.”

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in long-term debt agreements, not including the ABL Facility. Debt may be repaid sooner or later than such minimum maturity periods.

(3)	Amounts include interest on capital lease obligations.

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
Long-lived and intangible assets. We follow the current accounting guidance relating to goodwill and trademarks, which have indefinite lives and are not amortized. The carrying values of all long-lived assets, excluding goodwill and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate) in accordance with current accounting guidelines. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model.

For goodwill, on an annual basis or more frequently if certain conditions exist, the fair values of our reporting units are compared with their carrying values and an impairment loss is recognized if the carrying value exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. We generally base our measurement of the fair value of a reporting unit on the present value of future discounted cash flows. The discounted cash flows model indicates the fair value of each reporting unit based on the present value of the cash flows that we expect each reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include our discount rate, long-term rate of growth and profitability of each reporting unit and working capital effects. The growth and profitability rates are based on our expectations for the markets in which we operate and cost increases that are reflective of anticipated inflation (deflation) adjusted for any anticipated future cost savings and our discount rate is based on our weighted average cost of capital. In our most recent impairment analysis, we used a weighted average long-term cash flow growth rate of 6.8%, and a discount rate of 10.0%. Our weighted average long-term growth rate reflects our expectation that our future cash flows will increase. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.
The Company’s goodwill impairment analysis performed as of January 1, 2011 indicated that none of the reporting units were at risk of failing the goodwill impairment test, and the fair values of each of the reporting units would have to decline at a minimum in excess of 5% depending on the specific reporting unit in order for the carrying value of a particular reporting unit to exceed the fair value. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the period that such a determination is made.
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
Income Taxes. We follow the provisions of Accounting Standards Codification (ASC) Topic 740, “Income Taxes”. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable. A portion of our deferred tax assets relate to net operating loss carryforwards. The realization of these assets is based upon estimates of future taxable income. Changes in economic conditions and the business environment and our assumptions regarding realization of deferred tax assets can have a significant effect on income tax expense.
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
Derivative Instruments and Hedging Activity. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. These contracts are not designated as hedges, and therefore, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to SG&A in the Consolidated Statements of Operations and Comprehensive Income.
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
Foreign Currency Risk
Our net sales and expenses are predominantly denominated in United States dollars. During the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, approximately 85.2%, 86.8% and 86.1% of our net sales were in United States dollars, respectively, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.
Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.
We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At January 1, 2011, there were foreign currency forward contracts in effect for the purchase of United States $4.5 million aggregated notional amounts, or approximately Cdn $4.5 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year-end, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected first quarter 2011 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.
Interest Rate Risk
We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of January 1, 2011, the outstanding principal balance under this facility was $38.9 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate of 6.42% based on the ABL Facility balance of $38.9 million would result in approximately a $0.3 million increase in interest expense for the fiscal year ended January 1, 2011.

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended January 1, 2011 are included in this Item:
The information under the heading “Quarterly Results” of Item 7 on page 40 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder of
Easton-Bell Sports, Inc.
We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at January 1, 2011 and January 2, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Los Angeles, California
March 8, 2011

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2011	2010
	(Amounts in thousands,
	except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$24,024	$33,318
Accounts receivable, net	216,166	208,903
Inventories, net	141,093	127,915
Prepaid expenses	7,080	7,922
Deferred taxes	16,254	12,607
Other current assets	8,483	10,705

Total current assets	413,100	401,370
Property, plant and equipment, net	49,736	46,368
Deferred financing fees, net	14,248	17,255
Intangible assets, net	279,047	290,812
Goodwill	206,928	203,541
Other assets	1,495	1,299

Total assets	$964,554	$960,645

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$38,893	$70,000
Current portion of capital lease obligations	24	22
Accounts payable	73,148	70,910
Accrued expenses	58,452	49,256

Total current liabilities	170,517	190,188
Long-term debt, less current portion	346,168	345,715
Capital lease obligations, less current portion	78	102
Deferred taxes	49,379	42,104
Other noncurrent liabilities	20,774	18,699

Total liabilities	586,916	596,808

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at January 1, 2011 and January 2, 2010	—	—
Additional paid-in capital	360,223	356,788
Retained earnings	15,401	7,275
Accumulated other comprehensive income (loss)	2,014	(226)

Total stockholder’s equity	377,638	363,837

Total liabilities and stockholder’s equity	$964,554	$960,645

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(Amounts in thousands)
Net sales	$772,843	$716,330	$775,539
Cost of sales	510,446	482,428	509,127

Gross profit	262,397	233,902	266,412
Selling, general and administrative expenses	191,303	175,038	179,187
Amortization of intangibles	11,765	13,406	13,407
Restructuring and other infrequent expenses	—	—	492

Income from operations	59,329	45,458	73,326
Interest expense, net	44,568	44,910	41,909

Income before income taxes	14,761	548	31,417
Income tax expense	6,635	4,646	18,004

Net income (loss)	8,126	(4,098)	13,413
Other comprehensive income:
Foreign currency translation adjustment	2,240	5,320	(11,296)

Comprehensive income	$10,366	$1,222	$2,117

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

		Additional	Retained	Accumulated Other	Total
	Common	Paid-in	Earnings	Comprehensive	Stockholder’s
	Shares	Capital	(Deficit)	Income (Loss)	Equity
	(Amounts in thousands, except share data)
Balance as of December 29, 2007	100	$337,277	$(2,040)	$5,750	$340,987
Equity compensation expense	—	3,920	—	—	3,920
Net income in 2008	—	—	13,413	—	13,413
Foreign currency translation adjustment	—	—	—	(11,296)	(11,296)

Balance as of January 3, 2009	100	341,197	11,373	(5,546)	347,024
Equity compensation expense	—	5,327	—	—	5,327
Net loss in 2009	—	—	(4,098)	—	(4,098)
Capital contribution by RBG	—	12,858	—	—	12,858
Distribution to RBG	—	(2,594)	—	—	(2,594)
Foreign currency translation adjustment	—	—	—	5,320	5,320

Balance as of January 2, 2010	100	356,788	7,275	(226)	363,837
Equity compensation expense	—	3,435	—	—	3,435
Net income in 2010	—	—	8,126	—	8,126
Foreign currency translation adjustment	—	—	—	2,240	2,240

Balance as of January 1, 2011	100	$360,223	$15,401	$2,014	$377,638

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,126	$(4,098)	$13,413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,873	28,530	25,622
Amortization of deferred financing fees and debt discount	3,460	3,530	3,578
Deferred financing fees of old debt written-off	—	8,775	—
Equity compensation expense	3,435	5,327	3,920
Deferred income taxes	3,628	(1,169)	12,390
Disposal of property, plant and equipment	299	3	12
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(6,116)	7,580	(17,583)
Inventories, net	(11,820)	21,344	(14,606)
Other current and noncurrent assets	2,581	1,278	(1,155)
Accounts payable	2,158	(10,789)	21,381
Accrued expenses	12,815	(2,002)	9,351
Other current and noncurrent liabilities	133	(4,515)	11,372

Net cash provided by operating activities	47,572	53,794	67,695

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,724)	(15,656)	(17,618)
Purchase of intellectual property	—	(400)	—
Purchase of businesses, net of cash acquired	(1,750)	—	—

Net cash used in investing activities	(22,474)	(16,056)	(17,618)

Cash flows from financing activities:
Payments on capital lease obligations	(22)	(21)	(21)
Payments on new revolving ABL credit facility	(61,000)	(15,000)	—
Proceeds from new revolving ABL credit facility	26,000	85,000	—
Proceeds from old revolving credit facility	—	6,000	53,000
Payments on old revolving credit facility	—	(6,000)	(58,500)
Proceeds from issuance of senior secured notes	—	345,677	—
Payments on old senior term notes	—	(315,788)	(14,187)
Extinguishment of senior subordinated notes	—	(140,000)	—
Capital contribution by RBG	—	12,858	—
Distribution to RBG	—	(2,594)	—
Payment of debt issuance costs	—	(17,505)	—

Net cash used in financing activities	(35,022)	(47,373)	(19,708)

Effect of exchange rate changes on cash and cash equivalents	630	1,652	(5,991)

Net change in cash and cash equivalents	(9,294)	(7,983)	24,378
Cash and cash equivalents, beginning of year	33,318	41,301	16,923

Cash and cash equivalents, end of year	$24,024	$33,318	$41,301

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
Our Company is a designer, developer and marketer of sporting goods and related accessories under authentic brands. Our products are used in baseball, softball, ice hockey, football and other team sports, and in various action sports, including cycling, snowsports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snowsports helmets and accessories) and Riddell (football and reconditioning services).
Reporting Period
Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2010 was comprised of 52 weeks and ended on January 1, 2011. Fiscal year 2009 was comprised of 52 weeks and ended on January 2, 2010. Fiscal year 2008 was comprised of 53 weeks and ended on January 3, 2009.
Principles of Consolidation
The consolidated financial statements of our Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents
Our Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at January 1, 2011 and January 2, 2010 were $24,024 and $33,318, respectively.
Accounts Receivable and Concentration of Credit Risk
Accounts receivable at January 1, 2011 and January 2, 2010 are net of allowances for doubtful accounts of $6,942 and $6,453, respectively. We sell our products to a wide range of customers. Our customers are not geographically concentrated. As of January 1, 2011 and January 2, 2010, 32.3% and 32.7%, respectively, of our gross accounts receivable were attributable to our top ten customers. In 2010, 2009 and 2008, one Action Sports customer accounted for 13.9%, 13.9% and 15.3% of our net sales, respectively, but no other customer accounted for more than 10% of our net sales. Our Company’s top ten customers accounted for approximately 33.6%, 34.1% and 32.9% of our net sales for 2010, 2009 and 2008, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. An allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when we determine that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with our customer.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis. At January 1, 2011 and January 2, 2010, we had a reserve for excess and obsolete inventories of $9,651 and $7,748, respectively. Inventories consisted of the following at January 1, 2011 and January 2, 2010:

	2010	2009
Raw materials	$19,310	$17,593
Work-in-process	2,364	1,995
Finished goods	119,419	108,327

	$141,093	$127,915

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

Buildings and leasehold improvements	Ten to twenty years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three to five years
Property, plant and equipment consisted of the following at January 1, 2011 and January 2, 2010:

	2010	2009
Land	$105	$105
Building and leasehold improvements	12,230	11,634
Machinery and equipment	33,004	28,301
Office equipment and furniture	4,202	3,344
Computer equipment and software	39,780	30,313
Construction in progress	13,830	10,113

	103,151	83,810
Less accumulated depreciation	(53,415)	(37,442)

	$49,736	$46,368

Depreciation expense relating to all property, plant and equipment amounted to $17,108, $15,124 and $12,215 for 2010, 2009 and 2008, respectively.
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
The results of our Company’s analysis indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2010, 2009 or 2008, and that none of the reporting units was at risk of failing the impairment test as of the date of each respective impairment assessment. We also reviewed our finite-lived intangible assets and noted no impairment occurred in the carrying amount in 2010, 2009 or 2008.
Our Company’s acquired intangible assets were as follows at January 1, 2011 and January 2, 2010:

	January 1, 2011		January 2, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,579)
Customer relationships	59,180	(35,166)	59,180	(30,925)
Patents	60,345	(36,275)	60,345	(29,817)
Licensing and other	5,900	(5,721)	5,900	(4,778)

Total	$127,127	$(78,864)	$127,127	$(67,099)

Indefinite-lived intangible assets:
Trademarks	$230,784		$230,784

Our Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 7 to 20 years for customer relationships, 7 to 19 years for patents and 4 to 5 years for licensing and other agreements. As of January 1, 2011, the weighted average life is 12.4 years for customer relationships, 10.2 years for patents, 4.7 years for licensing and other agreements and the overall weighted average life for acquired intangible assets is approximately 10.9 years. For 2010, 2009 and 2008 acquired intangible asset amortization was $11,765, $13,406 and $13,407, respectively. We estimate that amortization of existing intangible assets will be $9,576, $9,351, $6,863, $6,208 and $6,208 for 2011, 2012, 2013, 2014 and 2015, respectively.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Changes in the carrying amount of goodwill during the year ended January 1, 2011 and January 2, 2010 are summarized as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance at January 3, 2009	$141,992	$61,464	$203,456
Additional purchase price	85	—	85

Balance at January 2, 2010	142,077	61,464	203,541
Acquisitions	3,158	—	3,158
Additional purchase price	229	—	229

Balance at January 1, 2011	$145,464	$61,464	$206,928

The carrying amount of goodwill related to the Team Sports segment was increased in 2010 and 2009 by $229 and $85, respectively, due to earn-out payments related to Riddell.
During the first fiscal quarter of 2010, our Company completed two small acquisitions and the carrying amount of goodwill related to our Team Sports segment increased by $3,158. In January 2010, Riddell acquired certain assets and assumed certain liabilities of an athletic equipment reconditioning company for a purchase price of approximately $2,700 consisting of cash and contingent consideration. In addition, during January 2010, Easton acquired certain assets and assumed certain liabilities of a company engaged in the production and sale of lacrosse equipment for approximately $1,000 in cash. Based on an allocation of purchase price, the carrying amount of goodwill related to our Team Sports segment was increased by $3,158 due these acquisitions.
Long-Lived Assets
Our Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2010, 2009 and 2008, we did not have any impairment of long-lived assets.
Deferred Financing Fees
Deferred financing fees are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. Our Company amortized $3,007, $3,530 and $3,578 of debt issuance fees during 2010, 2009 and 2008, respectively. In December 2009, $8,775 of deferred financing fees related to the old debt were written off as a result of the re-financing of our debt and included in Interest Expense, Net as reflected in the Consolidated Statements of Operations and Comprehensive Income.
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
The following is a reconciliation of the changes in our Company’s product warranty liability for 2010 and 2009.

	Year Ended
	2010	2009
Beginning of year	$3,242	$3,663
Warranty costs incurred during the period	(4,995)	(4,438)
Warranty expense recorded during the period	4,187	4,017

End of year	$2,434	$3,242

Advertising Costs
Our Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $3,765, $4,486 and $3,777, for 2010, 2009 and 2008, respectively.
Shipping and Handling
All shipping and handling fees billed to our customers are included as a component of net sales. Shipping and handling costs incurred by us are included in cost of sales.
Research and Development Expenses
Our Company expenses all research and development costs as incurred. Research and development expenses were approximately $13,210, $13,535 and $13,339 for 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Fair Values of Financial Instruments
The carrying amounts reported in our Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts receivable, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value amount of long-term debt under our Company’s Notes are based on quoted market prices for the same or similar issues on borrowing rates available to our Company for loans with similar terms and average maturities.
The estimated fair values of our Company’s long-term debt including accrued interest were as follows:

	January 1, 2011		January 2, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liability:
9.75% Senior Secured Notes	$349,201	$387,158	$348,654	$365,626
Stock-Based Employee Compensation
Our Company expenses Class B Common Units, or Units, granted under our Parent’s equity incentive plan, or the Incentive Plan, based upon the fair market value calculation under the Black-Scholes Option Pricing Model of such Units on the date of grant. We amortize the fair market value of the Units granted over the vesting period of the Units.
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
2. Long-term Debt
Long-term debt consisted of the following at January 1, 2011 and January 2, 2010:

	2010	2009
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	38,893	70,000
Capital lease obligations	102	124

Total long-term debt	388,995	420,124
Less unamortized debt discount on senior secured notes	(3,832)	(4,285)
Less current maturities of long-term debt	(38,917)	(70,022)

Long-term debt, less current portion	$346,246	$345,817

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
ABL Credit Facility
Concurrently with the issuance of the Notes offered on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., and Wachovia Capital Finance Corporation (New England), as co-syndication agents, and U.S. Bank National Association, as documentation agent, or the ABL Facility. We used the ABL Facility, together with a portion of the net proceeds of the Notes, to refinance our Previous Credit Agreement. Approximately $85,000 of loans under the ABL facility were drawn at the closing of our Refinancing. The remainder of the availability under the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At January 1, 2011, we had $38,893 outstanding under the ABL facility.
Certain of the Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility under the ABL Facility. Additionally, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility under the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At January 1, 2011, we had a zero balance outstanding under the Canadian ABL facility.

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
The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability RBG and its subsidiaries to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of its assets or enter into merger or consolidation transactions, (4) change their business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) enter into transactions with affiliates, and (10) enter into agreements that restrict dividends from subsidiaries.
At January 1, 2011, the aggregate contractual maturities of long-term debt were as follows:

	Senior
	Secured	Capital
Fiscal Year Ending	Notes	Leases	Total
2011	$—	$24	$24
2012	—	26	26
2013	—	29	29
2014	—	23	23
2015	—	—	—
Thereafter	350,000	—	350,000

	$350,000	$102	$350,102

Cash payments for interest were $42,061, $32,294 and $27,130 for 2010, 2009 and 2008, respectively.
Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At January 1, 2011 and January 2, 2010, outstanding letters of credit issued under the revolving credit facilities totaled $3,306 and $3,406, respectively. The amount of unused lines of credit at January 1, 2011 and January 2, 2010, was $162,902 and $119,962, respectively. The average interest rate on short term borrowings under the credit facilities during 2010 and 2009 was 6.6% and 5.4%, respectively.
In connection with the Refinancing in December 2009, our Company expensed $8,775 in debt acquisition costs associated with the prior debt as the refinancing represented an extinguishment of the related syndicated debt. We also incurred bank and other fees of $22,483 from third parties related to the acquisition of the new syndication of debt. We recorded $17,506 as new debt acquisition costs. In addition, we amortized $3,007, $3,530 and $3,578 of debt issuance costs during 2010, 2009 and 2008, respectively.

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
At January 1, 2011, the amount of loans issued under the New Holdco Facility was approximately $122,467, including accrued interest.
3. Accrued Expenses
Accrued expenses consist of the following at January 1, 2011 and January 2, 2010:

	2010	2009
Salaries, wages, commissions and bonuses	$14,675	$7,119
Advertising	5,410	5,411
Rebates	6,044	4,411
Warranty	2,434	3,242
Product liability — current portion	4,491	4,619
Royalties	1,830	2,268
Interest	3,689	3,434
Income taxes	1,192	2,581
Other	18,687	16,171

	$58,452	$49,256

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
4. Leases
Our Company leases various facilities and equipment. At January 1, 2011, future minimum commitments for capital leases and for operating leases with non-cancelable terms were as follows:

	Capital	Operating
Fiscal Year Ending	Leases	Leases
2011	$32	$10,017
2012	32	8,395
2013	32	5,262
2014	24	3,814
2015	—	2,766
Thereafter	—	9,450

Total minimum lease payments	120	$39,704

Less amount representing interest	(18)

Present value of minimum lease payments, including current maturities of $24	$102

Property and equipment included the following amounts under capital leases at January 1, 2011 and January 2, 2010:

	2010	2009
Leasehold improvements	$247	$247
Less accumulated depreciation	(181)	(161)

	$66	$86

Rent expense for operating leases was approximately $9,873, $9,698 and $9,559 for 2010, 2009 and 2008, respectively.
5. Employee Benefit Plans
At January 1, 2011, our Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Funding and administrative expense for these plans was approximately $11, $18 and $19 for 2010, 2009 and 2008, respectively. Further disclosures have not been made due to the immateriality of these plans.
At January 1, 2011, our Company had one defined contribution plan covering substantially all of our non-union employees. Through March 31, 2009, we contributed to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Effective April 1, 2009, we contribute to each participant a matching contribution determined on a discretionary basis. No discretionary contributions were made to the plan for 2010 and 2009. Expenses related to these plans amounted to approximately $6, $570 and $1,144 for 2010, 2009 and 2008, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
6. Segment Information
Our Company has two reportable segments: Team Sports and Action Sports. The majority of Easton’s activity is reflected in our Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. Following the acquisition of Easton, our Action Sports segment includes Easton’s cycling business. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.
Segment results for 2010, 2009 and 2008 are as follows:

	Team	Action
	Sports	Sports	Consolidated
Year ended January 1, 2011:
Net sales	$426,816	$346,027	$772,843
Income from operations	58,569	48,600	107,169
Depreciation	10,001	7,107	17,108
Capital expenditures	9,982	10,742	20,724
Year ended January 2, 2010:
Net sales	$387,021	$329,309	$716,330
Income from operations	46,078	42,237	88,315
Depreciation	9,030	6,094	15,124
Capital expenditures	8,297	7,359	15,656
Year ended January 3, 2009:
Net sales	$433,722	$341,817	$775,539
Income from operations	73,049	35,587	108,636
Depreciation	6,601	5,614	12,215
Capital expenditures	10,540	7,078	17,618

	Team	Action
	Sports	Sports	Consolidated
Assets
January 1, 2011	$599,980	$364,574	$964,554
January 2, 2010	585,775	374,870	960,645

	Fiscal Year
	2010	2009	2008
Segment income from operations	$107,169	$88,315	$108,636
Equity compensation expense	(3,435)	(5,327)	(3,920)
Restructuring and other infrequent expenses	—	—	(492)
Amortization of intangibles	(11,765)	(13,406)	(13,407)
Corporate expenses	(32,640)	(24,124)	(17,491)

Consolidated income from operations	$59,329	$45,458	$73,326

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

	2010		2009		2008
		% of		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Team Sports
Baseball and softball products	$151,097	19.6%	$136,924	19.2%	$156,692	20.3%
Ice hockey products	111,127	14.4	107,273	15.0	117,357	15.1
Football products and reconditioning	98,351	12.7	81,947	11.4	83,164	10.7
Other products and licensing	66,241	8.6	60,877	8.5	76,509	9.9

	$426,816	55.3%	$387,021	54.1%	$433,722	56.0%
Action Sports
Cycling helmets	$134,073	17.3%	$137,837	19.2%	$149,745	19.3%
Snowsports helmets	51,805	6.7	43,994	6.1	36,460	4.7
Powersports products	8,958	1.2	9,164	1.3	14,301	1.8
Premium cycling components and accessories	47,100	6.1	39,914	5.6	50,352	6.5
Fitness accessories	18,920	2.4	17,921	2.5	17,707	2.3
Cycling accessories	85,171	11.0	80,479	11.2	73,252	9.4

	$346,027	44.7%	$329,309	45.9%	$341,817	44.0%

Total Net Sales	$772,843	100.0%	$716,330	100.0%	$775,539	100.0%

(b) Net sales by customer location for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
North America	$655,121	$602,367	$661,729
Europe	101,714	100,137	85,942
Other	16,008	13,826	27,868

	$772,843	$716,330	$775,539

(c) Property, plant and equipment, net by location at January 1, 2011 and January 2, 2010 were as follows:

	2010	2009
North America	$38,299	$34,985
Other	11,437	11,383

	$49,736	$46,368

(d) Total assets by location at January 1, 2011 and January 2, 2010 were as follows:

	2010	2009
North America	$912,619	$919,475
Other	51,935	41,170

	$964,554	$960,645

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
In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of January 1, 2011, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company. There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our product liability coverage is written under a policy expiring in July 2011 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our Company’s first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2012. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2012, for a total limit of $43,000.
Litigation and Other Contingencies
In addition to the matters discussed in the preceding paragraphs, our Company is a party to various non-product liability legal claims and actions incidental to our business, including without limitation, claims relating to intellectual property as well as employment related matters. For example, in 2010 we received an unfavorable judgment against us in relation to infringement of a hockey skate patent, which we have appealed. If the appeal is unsuccessful, the plaintiffs will enter a procedure in Canadian Federal Court to determine the monetary relief to be granted. Because the documents necessary to establish an accurate assessment of any potential liability have not been disclosed to us, it is not possible to accurately estimate any potential resulting liability. Our management believes that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
8. Income Taxes
Our Company applies FASB ASC topic 740, “Income Taxes” or ASC 740 which addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, our Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
Our Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. Interest accrued on unrecognized tax benefits at January 1, 2011 was $177. At January 1, 2011 and January 2, 2010, there were $3,258 and $2,690 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
A reconciliation of the total gross amount of unrecognized tax benefits at January 1, 2011 and January 2, 2010 is as follows:

	2010	2009
Beginning balance	$2,690	$—
Additions for tax positions of the current year	—	2,530
Additions for tax positions of the prior year	568	160

Ending balance	$3,258	$2,690

Our Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2007 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 1997. The tax years for Riddell remain open back to 2004.
Income tax expense (benefit) consisted of the following for January 1, 2011, January 2, 2010 and January 3, 2009:

	2010	2009	2008
Current tax expense (benefit):
Federal	$(929)	$3	$499
State	785	1,386	1,167
Foreign	2,582	1,919	3,948

	2,438	3,308	5,614

Deferred tax expense (benefit):
Federal	2,898	2,041	10,612
State	593	175	1,964
Foreign	706	(878)	(186)

	4,197	1,338	12,390

Income tax expense	$6,635	$4,646	$18,004

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive Income for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 is as follows:

	2010	2009	2008
Provision for income taxes at United States federal statutory rate of 35%	$5,167	$192	$10,996
State and local income taxes, net of federal income tax effect	803	1,015	2,641
Taxes on foreign income which differ from the United States statutory rate	(137)	(1,423)	111
Non-deductible equity compensation expense	1,202	1,864	1,372
Tax effect of other permanent items	372	1,197	1,771
FIN 48/ASC 740-10 activity	544	2,690	—
Other	(1,316)	(889)	1,113

	$6,635	$4,646	$18,004

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at January 1, 2011 and January 2, 2010:

	2010	2009
Deferred income tax assets:
Receivable reserves	$2,830	$2,474
Inventory	4,533	3,786
Accrued expenses and reserves	13,431	10,420
Net operating loss carryforwards	32,339	36,303
Hedging assets	170	594
Other	2,288	2,368

Total deferred tax assets	55,591	55,945
Deferred income tax liabilities:
Property, plant and equipment	2,577	2,172
Intangible assets	79,626	76,757

Total deferred tax liabilities	82,203	78,929
Valuation allowance	(6,513)	(6,513)

Total net deferred income tax liability	$(33,125)	$(29,497)

At January 1, 2011, our Company had estimated net operating loss carryforwards available for U.S. federal income tax purposes of approximately $83,737. Based on Internal Revenue Code Section 382 relating to changes in ownership of our Company, utilization of the net operating loss carryforwards is limited to $65,191, which is the primary reason for the valuation allowance of $6,513. These net operating loss carryforwards will begin to expire in 2021 through 2029.
Income (loss) before income taxes, consisted of the following:

	2010	2009	2008
Domestic	$6,525	$(3,034)	$18,032
Foreign	8,236	3,582	13,385

Income before income taxes	$14,761	$548	$31,417

Our Company has cumulative undistributed earnings of non-U.S. subsidiaries of $25,842 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.
Cash paid for income taxes was $3,362, $6,251 and $5,736 for 2010, 2009 and 2008, respectively.
9. Derivative Instruments and Hedging Activity
Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized currently in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of January 1, 2011, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
On September 2, 2008, our Company revised an interest rate swap agreement that we had entered into effective April 15, 2008 with Wachovia Bank, N.A. The interest rate swap had an initial fixed USD LIBOR of 2.921%, changing to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap had a notional amount of $275,000 which decreased to $250,000 on April 15, 2009 and would decrease to $225,000 on April 15, 2010. The settlement dates for the swap occur monthly on the 15th of each month commencing November 17, 2008 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. On December 4, 2009, we entered into an amended and restated swap transaction confirmation with Wachovia Bank, N.A., pursuant to which we agreed to repay $5,982 on December 7, 2009, which was a portion of the outstanding amount owed under the interest rate swap agreement and the swap notional amount was reduced to $60,000. On December 7, 2009, our Company, Wachovia Bank, N.A. and JPMorgan Chase Bank, N.A. entered into a novation confirmation pursuant to which Wachovia Bank, N.A. transferred its position under the revised swap to JPMorgan Chase Bank, N.A. The settlement dates for the revised swap occur monthly on the 15th of each month commencing December 15, 2009 through April 15, 2010 and thereafter quarterly on the 15th of each July, October, January and April until the expiration of the agreement on April 15, 2011. The swap agreement is not designated as a hedge, and therefore is recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.

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
At January 1, 2011, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $453 and $1,585 at January 1, 2011 and January 2, 2010, respectively and is recorded in the non-current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During 2010, interest expense reflects $1,686 related to the swap and a credit of $1,132 related to the change in the fair value of the swap. During 2009, interest expense reflects $5,869 related to the swap and $91 related to the change in the fair value of the swap.
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
The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States Dollars at January 1, 2011 and January 2, 2010 were as follows:

	January 1, 2011			January 2, 2010
		Foreign			Foreign
	U.S. Dollars	Currency		U.S. Dollars	Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$4,500	Cdn $	4,476	$44,505	Cdn $	46,579
U.S. Dollars / Euros	—		€—	120		€83
U.S. Dollars / British Pounds	—		£—	72		£45
As of January 1, 2011 and January 2, 2010, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $93 and 1,837, respectively. Changes in the fair value of the foreign currency exchange forward contracts are reflected in selling, general and administrative expenses each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements at January 1, 2011 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$453	$—
Foreign currency exchange forward contracts	—	93	—

Total	$—	$546	$—

10. Stock-Based Employee Compensation
On March 16, 2006, our Parent adopted the Incentive Plan. Our parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, which are intended to be profits interests. Such units qualify as equity instruments of our Parent. The holders of these units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such units to an amount commensurate with the then fair market value of a Class A Common Unit. As of January 1, 2011, there were 105,152,750.854 Units authorized for grant pursuant to the Incentive Plan.
Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses such factors as the market price of the underlying Units at date of issuance, a fair market value of $1.76 for certain Units issued from November 17, 2006 through May 27, 2008, $1.48 for certain Units issued from May 28, 2008 through January 3, 2009 and then $1.32 for Units issued during fiscal years 2009 and 2010, and the expected term of the Unit, which is approximately four years, utilizing the simplified method. The weighted average grant date fair value of Units granted during 2010, 2009 and 2008 amounted to $0.23, $0.20 and $0.51, respectively.
In fiscal years 2010, 2009 and 2008, the weighted average assumptions used in the Black-Scholes Option Pricing Model were as follows:

	2010	2009	2008
Expected term	2 to 4 years	4 years	4 years
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.7%	7.7%	7.7%
Risk-free interest rate	0.15 to .22%	0.17%	1.5 to 2.0%
Expected volatility(1)	49.4%	41.4%	39.0 to 46.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of January 1, 2011, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Our Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during 2010, 2009 and 2008:

	2010	2009	2008
Equity compensation expense	$3,435	$5,327	$3,920

As of January 1, 2011, there was $18,142 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units comprised of $4,615 related to time based vesting units and $13,527 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.
Our Company’s Unit activity under the Incentive Plan is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Exercise Price
Outstanding at January 2, 2010	89,490,621	$1.46
Granted	12,593,622	$1.32
Cancelled	(428,353)	$2.14
Forfeited	(5,486,215)	$1.47

Outstanding at January 1, 2011	96,169,675	$1.44

Vested Units at January 2, 2010	22,040,029	$1.70

Vested Units at January 1, 2011	35,460,835	$1.60

11. Related Party Transactions
Our Company, certain of our subsidiaries, RBG and our Parent have management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P and Fenway Partners Capital Fund III, L.P., which are affiliates of our Parent, pursuant to which Fenway Partners, LLC and Fenway Partners Resources, Inc. agree to provide management and other advisory services to our Company, certain of our subsidiaries, RBG and our Parent. These management agreements provided for an annual management fee and a fee in connection with certain significant transactions. In connection with the Easton acquisition, the management agreements were amended to remove any obligation to pay an annual management fee, except for advisory services in connection with certain types of transactions and will be paid a fee equal to the greater of $1.0 million or 1.5% of the gross value of such transaction, plus reimbursement of fees and expenses incurred in connection with such transactions. No annual management fees have been paid under the management agreements since 2006.
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
Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2010, 2009 and 2008, Easton paid approximately $1,152, $1,152 and $1,221, respectively, in rent pursuant to such affiliate leases.
On October 1, 2004, Bell entered into a consulting agreement with Terry Lee, a member of the board of managers of our Parent and the board of directors of our Company. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services relating to Bell. In exchange for his services, Mr. Lee is entitled to annual compensation of $100. The term of Mr. Lee’s consulting agreement is for one year and will automatically extend for additional one-year terms until our Company elects not to extend the agreement.
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
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Issuer, (ii) Guarantors, (iii) Non-Guarantors and (iv) eliminations to arrive at the information for our Company on a consolidated basis for 2010 and 2009. In addition, condensed consolidating financial statements for the results of operations and cash flows for 2008 are presented. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
January 1, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,981	$7,049	$14,994	$—	$24,024
Accounts receivable, net	—	189,750	26,416	—	216,166
Inventories, net	—	122,116	18,977	—	141,093
Prepaid expenses	1,306	4,907	867	—	7,080
Deferred taxes	—	16,254	—	—	16,254
Other current assets	—	7,504	979	—	8,483

Total current assets	3,287	347,580	62,233	—	413,100

Property, plant and equipment, net	21,235	27,776	725	—	49,736
Deferred financing fees, net	14,248	—	—	—	14,248
Investments and intercompany receivables	370,712	70,614	74,634	(515,960)	—
Intangible assets, net	—	273,466	5,581	—	279,047
Goodwill	16,195	185,542	5,191	—	206,928
Other assets	—	1,355	140	—	1,495

Total assets	$425,677	$906,333	$148,504	$(515,960)	$964,554

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$38,893	$—	$—	$—	$38,893
Current portion of capital lease obligations	—	24	—	—	24
Accounts payable	—	71,244	1,904	—	73,148
Accrued expenses	10,562	41,313	6,577	—	58,452

Total current liabilities	49,455	112,581	8,481	—	170,517

Long-term debt, less current portion	346,168	—	—	—	346,168
Capital lease obligations, less current portion	—	78	—	—	78
Deferred taxes	—	49,379	—	—	49,379
Other noncurrent liabilities	—	13,341	7,433	—	20,774
Long-term intercompany payables	—	417,140	60,496	(477,636)	—

Total liabilities	395,623	592,519	76,410	(477,636)	586,916

Total stockholder’s equity	30,054	313,814	72,094	(38,324)	377,638

Total liabilities and stockholder’s equity	$425,677	$906,333	$148,504	$(515,960)	$964,554

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Fiscal Year Ended January 1, 2011

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$719,238	$87,938	$(34,333)	$772,843
Cost of sales	—	475,073	69,706	(34,333)	510,446

Gross profit	—	244,165	18,232	—	262,397
Selling, general and administrative expenses	41,935	139,290	10,078	—	191,303
Amortization of intangibles	—	11,765	—	—	11,765

(Loss) income from operations	(41,935)	93,110	8,154	—	59,329
Interest expense, net	43,445	1,121	2	—	44,568
Share of net income (loss) of subsidiaries under equity method	93,506	5,364	—	(98,870)	—

Income (loss) before income taxes	8,126	97,353	8,152	(98,870)	14,761
Income tax expense	—	3,847	2,788	—	6,635

Net income (loss)	$8,126	$93,506	$5,364	$(98,870)	$8,126

Condensed Consolidating Statement of Operations
Fiscal Year Ended January 2, 2010

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$673,399	$79,905	$(36,974)	$716,330
Cost of sales	—	454,687	64,715	(36,974)	482,428

Gross profit	—	218,712	15,190	—	233,902
Selling, general and administrative expenses	34,038	130,076	10,924	—	175,038
Amortization of intangibles	—	13,406	—	—	13,406

(Loss) income from operations	(34,038)	75,230	4,266	—	45,458
Interest expense, net	44,123	785	2	—	44,910
Share of net income (loss) of subsidiaries under equity method	74,063	3,259	—	(77,322)	—

(Loss) income before income taxes	(4,098)	77,704	4,264	(77,322)	548
Income tax expense	—	3,641	1,005	—	4,646

Net (loss) income	$(4,098)	$74,063	$3,259	$(77,322)	$(4,098)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Fiscal Year Ended January 3, 2009

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$714,795	$100,608	$(39,864)	$775,539
Cost of sales	—	473,529	75,462	(39,864)	509,127

Gross profit	—	241,266	25,146	—	266,412
Selling, general and administrative expenses	24,889	143,819	10,479	—	179,187
Amortization of intangibles	—	12,737	670	—	13,407
Restructuring and other infrequent expenses	—	492	—	—	492

(Loss) income from operations	(24,889)	84,218	13,997	—	73,326
Interest expense, net	41,502	699	(292)	—	41,909
Share of net income (loss) of subsidiaries under equity method	79,804	10,313	—	(90,117)	—

Income (loss) before income taxes	13,413	93,832	14,289	(90,117)	31,417
Income tax expense	—	14,028	3,976	—	18,004

Net income (loss)	$13,413	$79,804	$10,313	$(90,117)	$13,413

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 1, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$8,126	$93,506	$5,364	$(98,870)	$8,126
Non-cash adjustments	21,753	(80,034)	(894)	98,870	39,695
Changes in operating assets and liabilities, net of effects from purchase of businesses	7,262	(3,895)	(3,616)	—	(249)

Net cash provided by operating activities	37,141	9,577	854	—	47,572
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,507)	(10,985)	(232)	—	(20,724)
Purchases of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(9,507)	(12,735)	(232)	—	(22,474)
Cash flows from financing activities:
Payments on capital lease obligations	—	(22)	—	—	(22)
Payments on revolving credit facility, net	(35,000)	—	—	—	(35,000)

Net cash used in financing activities	(35,000)	(22)	—	—	(35,022)
Effect of exchange rate changes on cash and cash equivalents	—	—	630	—	630

Net change in cash and cash equivalents	(7,366)	(3,180)	1,252	—	(9,294)
Cash and cash equivalents, beginning of year	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of year	$1,981	$7,049	$14,994	$—	$24,024

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 2, 2010

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,098)	$74,063	$3,259	$(77,322)	$(4,098)
Non-cash adjustments	43,646	(74,964)	(1,008)	77,322	44,996
Changes in operating assets and liabilities, net of effects from purchase of businesses	9,554	9,906	(6,564)	—	12,896

Net cash provided by operating activities	49,102	9,005	(4,313)	—	53,794
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,232)	(8,178)	(246)	—	(15,656)
Purchase of intellectual property	—	(400)	—	—	(400)

Net cash used in investing activities	(7,232)	(8,578)	(246)	—	(16,056)
Cash flows from financing activities:
Payments on capital lease obligations	—	(21)	—	—	(21)
Payments on old senior term notes	(315,788)	—	—	—	(315,788)
Proceeds from new revolving ABL credit facility, net	70,000	—	—	—	70,000

Extinguishment of senior subordinated notes	(140,000)	—	—	—	(140,000)
Proceeds from issuance of senior secured notes	345,677	—	—	—	345,677
Payments on debt issuance costs	(17,505)	—	—	—	(17,505)
Distribution to RBG	(2,594)	—	—	—	(2,594)
Capital contribution by RBG	12,858	—	—	—	12,858

Net cash used in financing activities	(47,352)	(21)	—	—	(47,373)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,652	—	1,652

Net change in cash and cash equivalents	(5,482)	406	(2,907)	—	(7,983)
Cash and cash equivalents, beginning of year	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of year	$9,347	$10,229	$13,742	$—	$33,318

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 3, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,413	$79,804	$10,313	$(90,117)	$13,413
Non-cash adjustments	30,712	(72,217)	(3,090)	90,117	45,522
Changes in operating assets and liabilities, net of effects from purchase of businesses	(3,805)	9,026	3,539	—	8,760

Net cash provided by operating activities	40,320	16,613	10,762	—	67,695
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,903)	(8,589)	(126)	—	(17,618)

Net cash used in investing activities	(8,903)	(8,589)	(126)	—	(17,618)
Cash flows from financing activities:
Payments on capital lease obligations	—	(21)	—	—	(21)
Payments on senior term notes	(14,187)	—	—	—	(14,187)
Proceeds from credit facilities, net	(5,500)	—	—	—	(5,500)

Net cash used in financing activities	(19,687)	(21)	—	—	(19,708)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,991)	—	(5,991)

Net change in cash and cash equivalents	11,730	8,003	4,645	—	24,378
Cash and cash equivalents, beginning of year	3,099	1,820	12,004	—	16,923

Cash and cash equivalents, end of year	$14,829	$9,823	$16,649	$—	$41,301

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
At January 1, 2011, the end of the period covered by this annual report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of January 1, 2011, our internal control over financial reporting was effective.
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
This annual report does not include an attestation report of our Company’s independent registered public accounting firm, Ernst & Young, LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Name	Age	Position
James L. Easton	75	Chairman
Paul E. Harrington	49	President, Chief Executive Officer and Director
Mark A. Tripp	52	Chief Financial Officer, Senior Vice President of Finance, Treasurer and Secretary
Donna L. Flood	48	Chief Operations Officer
Daniel J. Arment	50	President of Riddell Sports
Steven T. Bigelow	47	President of Action Sports
Christopher Zimmerman	51	President of Easton Sports
Thomas T. Merrigan	60	Executive Vice President and General Counsel
Hugh J. Hamill	56	Senior Vice President for Product Creation
Jackelyn E. Werblo	56	Senior Vice President of Human Resources
William L. Beane III	48	Director
Andrew J. Claerhout	39	Director
Peter D. Lamm	59	Director
Terry G. Lee	62	Director
Kevin M. Mansfield	32	Director
Timothy P. Mayhew	43	Director
Aron I. Schwartz	40	Director
Peter V. Ueberroth	73	Director
Richard E. Wenz	61	Director
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

Donna L. Flood has served as our Chief Operations Officer since January 2009. Additionally, for 2010 only, she also had responsibilities as our Executive Vice President of Specialty Product Marketing. Previous to joining our Company, Ms. Flood was the Vice President-Apparel Product Marketing in Asia (beginning January 2008) and the Vice President-Branded Apparel Development and Operations for Reebok since August 2004. From July 2003 to August 2004, she served as Vice President-European Operations for Reebok, with oversight for all supply chain activities in Europe. Starting in 1994, her 14 year career at Reebok also included the positions of Senior Director-Sales Operations/Inventory Management, Director-International Operations/Inventory Management, and Manager-International Footwear Operations.
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
Steven T. Bigelow has served as our President of Action Sports since January 2011. Mr. Bigelow previously served as our Executive Vice President and General Manager of Mass Division since May 2008 and as our General Manager of Action Sports Sales since January 2010. Mr. Bigelow previously served as Vice President of Mass Sales since February 2005. From 2002 to 2005, Mr. Bigelow was Director of Sales for the Bell Sports, Mass Division. From 1990 to 2002, Mr. Bigelow served in various sales management positions, including Director of Sales for the Mass Cosmetics and Beauty Care Division of Revlon, Inc. Prior to 1990, Mr. Bigelow worked for R. J. Reynolds Company.
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
Thomas T. Merrigan has served as our Executive Vice President and General Counsel since July 2010. Since 2002, Mr. Merrigan has been a law partner of the firm Rawson, Merrigan & Litner, LLP. Previously, Mr. Merrigan served in Massachusetts as First Justice in the Orange District Court, from 1992 to 2002, and as an Associate Justice of the Appellate Division of the District Court from 1994 to 2002. Mr. Merrigan is a trained mediator with certificates from the National Justice College, the Harvard Law School Negotiation Project, Program of Instruction for Lawyers and the MIT-Harvard Public Disputes Program.
Hugh J. Hamill has served as our Senior Vice President for Product Creation since December 2010. Previously, Mr. Hamill served as our Senior Vice President for Asia Operations from September 2009 to December 2010. From January 2006 to July 2009, he served as Senior Vice President for Reebok Brand Operations (Footwear, Apparel and Advanced Concepts). From October 2004 to January 2006, he served as Senior Vice President for Reebok Development and Manufacturing of footwear. Starting in 1987, his 22 year career at Reebok also included various positions in development and manufacturing with assignments in Korea, Indonesia and Hong Kong.
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
Andrew J. Claerhout has been one of our directors since May 2009. Mr. Claerhout is a Vice President of Teachers’ Private Capital or TPC, the private equity arm of Ontario Teachers’ Pension Plan. Mr. Claerhout joined TPC in 2005 after working previously at EdgeStone Capital Partners, Pacific Equity Partners and Bain & Company. He also sits on the boards of AOT Bedding (Serta), Exal Corporation, General Nutrition Centers, Inc., Munchkin Inc. and Simmons Bedding Co. Mr. Claerhout previously served on the Board of Directors of Alexander Forbes Limited.

Peter D. Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Lamm co-founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Mr. Lamm serves on the boards of 1-800 Contacts, Inc., American Achievement Corporation, Fastfrate Holdings, Inc., Panther Expedited Services, Inc., Preferred Freezer Services, LLC, and Roadlink, Inc. Mr. Lamm is also a board member and Vice Chairman of the United States Fund for Unicef.
Terry G. Lee has been one of our directors since 2004. Mr. Lee also serves as Executive Chairman of Bell Automotive Products, Inc. and is a Managing Director and co-founder of Hayden Capital Investments, LLC. In 1984, Mr. Lee and a partner acquired Bell Sports, Inc. and Mr. Lee served as Chairman and Chief Executive Officer of Bell from 1989 to 1998 and as Interim Chief Executive Officer in 2000. From 1998 to 2004, Mr. Lee served as Chairman of Bell. Prior to joining Bell, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where he began his career in sales and distribution and ultimately served as Senior Vice President of Sales before departing in 1983. Mr. Lee also serves as a director of Jurlique International Pty Ltd.
Kevin M. Mansfield joined our board of directors in August 2010. Mr. Mansfield is a Portfolio Manager of Teachers’ Private Capital or TPC, the private equity arm of Ontario Teachers’ Pension Plan. Mr. Mansfield joined TPC in 2005 after working at Scotia Merchant Capital, the private equity arm of the Bank of Nova Scotia. He is also a director of Munchkin, Inc.
Timothy P. Mayhew has served as one of our directors since 2004. Mr. Mayhew is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. Mr. Mayhew serves as a director of 1-800 Contacts, Inc., American Achievement Corporation, Fastfrate Holdings, Inc., and RoadLink, Inc. Mr. Mayhew was previously on the Board of Directors for Panther Expedited Services, Inc. and Targus Group International, Inc.
Aron I. Schwartz has served as one of our directors since 2004. Mr. Schwartz is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Schwartz joined Fenway Partners in August 1999 from Salomon Smith Barney, where he was an associate in the Financial Entrepreneurs Group. There he worked on a variety of financing and advisory assignments for companies owned by financial sponsors. Mr. Schwartz serves as a director of 1-800 Contacts, Inc., Commonwealth Laminating Corporation, Inc. and the US-ASEAN Business Council, and was previously on the Board of Directors for Coach America Holdings, Inc., Fastfrate Holdings, Inc., and Refrigerated Holdings, Inc. In addition, Mr. Schwartz is a Certified Management Accountant and a member of the California State Bar.
Peter V. Ueberroth joined our board of directors in 2006 in connection with the closing of our acquisition of Easton. Mr. Ueberroth is a managing director of Contrarian Group, Inc., an investment and business management company, where he has served since 1989. He is also an owner and Co-Chairman of the Pebble Beach Company. Mr. Ueberroth served as Chairman of the Board of the United States Olympic Committee (USOC) from June 2004 to October 2008. He previously served as Commissioner of Major League Baseball and as President and Chief Executive Officer of the Los Angeles Olympic Organizing Committee for the 1984 Los Angeles Olympic Games. He is a Director of the Coca-Cola Company, Aircastle Limited and The Irvine Company.
Richard E. Wenz joined our board of directors in July 2006 and serves as the Chairman of the Audit Committee. Mr. Wenz is a consultant and private investor. From 2000 to 2003, Mr. Wenz was an operating affiliate of DB Capital Partners, LLC, the private equity investment group of Deutsche Bank A.G. Mr. Wenz also served as Chief Executive Officer of Jenny Craig International from 2002 to 2003. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions with Professional Golf Corporation, Electrolux Corporation, The Regina Company and Wilson Sporting Goods Company. Mr. Wenz began his career in 1971 with Arthur Young & Co. (predecessor of Ernst & Young LLP) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant and he currently serves on the Board of Directors of Armstrong World Industries, Coach America Holdings, Inc. and Summer Infant Company.

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
Audit Committee
Our board of directors has a separately designated standing audit committee, or Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the audit committee are Messrs. Wenz, Schwartz and Mansfield. Our board of directors has determined that Mr. Wenz is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission rules.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Philosophy
At Easton-Bell we design all of our compensation programs to retain and as necessary attract key employees who are motivated to achieve outstanding results. Our programs are designed to reward superior performance based on team and individual performance. Annual compensation programs recognize the impact of earnings growth each year. Long term equity based incentives reward executives for achieving increased value over a specified term. Our executive compensation programs impact all employees because these programs help establish our performance expectations and our general approach to rewards. As part of our overall philosophy of pay for performance, we have developed an innovative performance management program which measures the results of all employees and executives in a common way. This encourages our business leaders to work together to create a high performance environment that is reinforced by constant attention to common business and unique individual goals and expectations. This linkage between expectations, results and compensation is intended to assure that all employees are focused on the long term success of our Company and that compensation is performance-based throughout our Company.
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
Overview of Compensation and Process
Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our Parent, 401(k) participation, medical, disability and life insurance and miscellaneous fringe benefits and other perquisites. Our compensation committee, or the Committee, consists of Messrs. Easton, Mayhew and Claerhout. It generally meets early in the fiscal year to formally approve the annual incentive plans. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally in February of each year. In addition, the Committee annually reviews and considers annual increases and additive equity awards for key executives.
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
Compensation Consultant
From time to time, the Committee may request and receive advice from independent compensation consultants. During 2010, Towers Watson & Co., a global human resources consulting company was retained to provide independent analysis of the compensation of certain key executives as compared to national industry averages as obtained through market surveys and an analysis of similarly sized companies, which was then summarized and presented to the compensation committee. This work was limited to certain key executive reviews and was not broad in scope. In the event of any significant compensation restructuring, the Committee may use independent compensation consultants for assistance.
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
Perquisites
We limit the perquisites that we make available to our executive officers. Our executives are entitled to few benefits that are not otherwise available to all of our employees. The benefits available to certain members of the Executive Management team is an insured supplemental medical benefits program that reimburses executives for certain medical expenses not otherwise paid through the group medical plan, a supplemental insured long term disability policy that normalizes coverage not available to executives through our Company’s group plan. In addition, certain executive officers are provided with an auto allowance and some executives receive a housing/geographic allowance based upon their location.
Post-Employment Compensation
We do not provide post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. From the beginning of the 2009 fiscal year and through March 31, 2009, we contributed to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Effective April 1, 2009, we contribute to each participant a matching contribution determined on a discretionary basis. Most of our executive officers participated in our 401(k) plan during fiscal 2009 and received matching contributions up through March 31, 2009. No discretionary contributions were made to the plan for 2010 and 2009.

Specific Compensation of Named Executive Officers
The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of Paul E. Harrington, Chief Executive Officer, Mark A. Tripp, Chief Financial Officer and the three most-highly compensated individuals serving as executive officers at the end of 2010 (which includes Donna L. Flood, Chief Operations Officer, Steven T. Bigelow, President of Action Sports and Christopher Zimmerman, President of Easton Sports).
Summary Compensation Table

				Unit
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)(6)	Compensation	($)
Paul E. Harrington,	2010	$709,616	$1,000,000	$1,053,788	$379,997	$3,143,401
Chief Executive Officer(1)	2009	715,385	425,000	1,056,256	359,117	2,555,758
	2008	576,923	750,000	532,292	518,429	2,377,644

Mark A. Tripp,	2010	316,875	195,000	141,724	10,132	663,731
Chief Financial Officer(2)	2009	316,875	150,000	271,502	25,360	763,737
	2008	325,000	162,499	163,319	25,088	675,906

Donna L. Flood,	2010	335,712	258,750	146,858	206,274	947,594
Chief Operations Officer(3)	2009	339,692	—	146,858	86,838	573,388

Steven T. Bigelow,	2010	325,000	275,025	130,390	240,829	971,244
President of Action Sports(4)	2009	236,269	—	185,848	6,290	428,407
	2008	220,834	150,000	82,912	6,742	460,488

Christopher Zimmerman,	2010	375,000	185,000	218,620	598,911	1,377,531
President of Easton Sports(5)

(1)	Mr. Harrington’s employment with us began on April 1, 2008. For 2008, his salary reflects earned amounts after the commencement of employment. For 2010, all other compensation for Mr. Harrington includes $180,000 for housing allowance and related taxes paid of $166,520, $30,000 for auto allowance and the remainder for medical expenses and life insurance and disability insurance premiums.

(2)	For 2010, all other compensation for Mr. Tripp includes $7,400 for auto allowance and the remainder for medical expenses and life insurance and disability insurance premiums.

(3)	Ms. Flood’s employment with us began on January 1, 2009. For 2009, her salary reflects earned amounts after the commencement of employment. For 2010, all other compensation for Ms. Flood includes $97,816 for housing allowance and related taxes paid of $86,586, $18,000 for auto allowance and the remainder for medical expenses and life insurance and disability insurance premiums.

(4)	For 2010, all other compensation for Mr. Bigelow includes $139,071 for relocation expenses, $52,000 for housing allowance and related taxes paid of $43,778 and the remainder for medical expenses and life insurance and disability insurance premiums.

(5)	Mr. Zimmerman’s employment with us began on March 1, 2010. For 2010, his salary reflects earned amounts after the commencement of employment. For 2010, all other compensation for Mr. Zimmerman includes $286,780 for relocation expenses and related taxes paid of $162,096, $80,000 for housing allowance and related taxes paid of $53,080, $15,000 for auto allowance and the remainder for life insurance and disability insurance premiums.

(6)	For all named executive officers, unit awards include the Class B Common Units of our Parent granted to such officer under our Parent’s Incentive Plan. The amounts set forth in the table reflect the amounts reported for financial statement reporting purposes for the respective fiscal year. The assumptions made in establishing such amounts are more fully described in Note 10 to the Audited Consolidated Financial Statements included in Item 8 of this annual report.

Grants of Plan-Based Awards

		Estimated Future Payments Under					Grant Date Fair
		Equity Incentive Plan Awards			Number of Class B	Option Exercise	Value of options
	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Common Units (#) (4)	Price ($/sh)(5)	($)(6)
Christopher Zimmerman	3/1/2010	$1,333,333	$2,666,666	$4,000,000	6,885,671	$1.3218	$0.25

(1)	The threshold payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the lowest “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.

(2)	The target payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the intermediate “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.

(3)	The maximum payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the highest “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.

(4)	All awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.

(5)	The amounts set forth in the table represent the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder.

(6)	The amounts set forth in the table reflect the grant date fair value. The assumptions made in establishing such amount are more fully described in Note 10 to the Audited Consolidated Financial Statements included in this annual report.

Outstanding Equity Awards at Fiscal Year-End

	Unit Awards
	Total Number of	Number of	Unit	Unit
	Units	Units (#)	Base	Vesting
	Outstanding	Unvested	Price	Date
	(1)	(2)	($)(3)	(4)
Paul E. Harrington	4,426,546.85	1,106,636.46	$1.3218	12/31/2011
	21,394,722.05	16,046,041.53	$1.3218	12/31/2012
Mark A. Tripp	725,987.95	—	$1.3218	—
	4,438,265.63	3,328,699.22	$1.3218	12/31/2012
Donna L. Flood	6,024,962.51	4,518,721.88	$1.3218	12/31/2012
Steven T. Bigelow	116,505.85	—	$1.3218	—
	60,000.00	15,000.00	$1.3218	6/30/2011
	90,000.00	45,000.00	$1.3218	5/31/2012
	4,037,038.81	3,027,779.10	$1.3218	12/31/2012
Christopher Zimmerman	6,885,671.44	6,024,962.51	$1.3218	12/31/2013

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.

(2)	Total number of unvested Class B Common Units as of January 1, 2011. These Class B Common Units consist of a portion of the Units that vest over time, and a portion of the Units that vest if certain performance conditions are met.

(3)	Represents the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder, some of which were amended in December 2009 to effect, among other things, a reduction in the applicable distribution threshold.

(4)	Date on which 100% of time based units will have vested. Generally, time based units vest evenly on an annual basis over a 4 year period (in increments of 25% per year).
Vested Equity Awards at Fiscal Year-End

	Vested Unit Awards
		Cumulative
	Number of	Value Expensed
	Units (#)	through
	Vested	Fiscal 2010
Name	(1)	(2)
Paul E. Harrington	8,668,589.90	$2,642,336
Mark A. Tripp	1,835,554.36	$869,647
Donna L. Flood	1,506,240.63	$293,716
Steven T. Bigelow	1,215,765.55	$487,320
Christopher Zimmerman	860,708.93	$218,620

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan that have time vested prior to January 1, 2011.

(2)	Cumulative expense recognized through January 1, 2011 as compensation expense computed.

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
The following table sets forth the cash amounts that we would be obliged to pay Mr. Harrington under each triggering event scenario as if it had occurred on January 1, 2011 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the fiscal year, earned vacation or certain qualified reimbursements):

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
(2) pay Mr. Tripp an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and
(3) pay or reimburse the premium cost for participation by Mr. Tripp and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the date of termination, (ii) the date Mr. Tripp becomes eligible for participation in the health or dental plan of a new employer or (iii) the date Mr. Tripp is no longer eligible for continuation of participation under COBRA.
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
The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on January 1, 2011 (assuming no exercise of the put right described below) and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$731,250
Mr. Tripp terminates for Good Reason	$731,250
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$731,250
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

Donna L. Flood entered into an employment agreement with us as of November 10, 2008, which was amended on April 13, 2010. The employment agreement provides, among other things, for an initial term commencing on January 7, 2009 and ending on January 13, 2013, with an automatic renewal for additional one-year terms following the initial term; a base salary, subject to annual review, a housing allowance, and an annual bonus as determined by our board of directors or its designated committee; and equity-based compensation as determined by the board of managers of our Parent.
Ms. Flood’s employment agreement provides that if she is terminated for cause, or if she terminates her employment without good reason (as defined therein), Ms. Flood will be entitled to any accrued and unpaid base salary through the date of termination, pay at her base salary rate for any earned but unused vacation for the fiscal year immediately preceding the date of termination, and any amounts owing but not paid for any annual bonus earned and reimbursements of certain expenses. If we terminate Ms. Flood without cause, or if she terminates her employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:
(1) provide Ms. Flood monthly payments equal to one-twelfth of her annual base salary for 18 months immediately following the date of termination;
(2) pay Ms. Flood an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs and subject to increase by our board of directors;
(3) pay or reimburse the premium cost for participation by Ms. Flood and her eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months following the date of termination, (ii) the date Ms. Flood becomes eligible for participation in the health or dental plan of a new employer or (iii) the date Ms. Flood is no longer eligible for continuation of participation under COBRA; and
(4) provide Ms. Flood monthly payments for any housing allowance due to her for the earlier of (i) 12 months immediately following the date of termination or (ii) January 31, 2013.
In the event that Ms. Flood terminates her employment for certain enumerated good reasons or we terminate her employment other than for cause during the 24 months after a change of control (as defined in the employment agreement) has occurred, Ms. Flood shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Ms. Flood without cause prior to such change of control, except that if Ms. Flood is terminated during the 24 months after a change of control she shall be entitled to a single lump sum payment equal to 18 months of her salary.
The following table sets forth the cash amounts that we would be obliged to pay Ms. Flood under each triggering event scenario as if it had occurred on January 1, 2011 (assuming no exercise of the put right described below) and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$872,250
Ms. Flood terminates for Good Reason	$872,250
Ms. Flood terminates other than for Good Reason	—
Termination following a Change of Control	$872,250
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

Christopher Zimmerman entered into an employment agreement with us as of March 1, 2010. The employment agreement provides, among other things, for an initial term of 3 years from March 1, 2010, with an automatic renewal for additional one-year terms; a base salary, subject to annual review, a housing allowance and an annual bonus as determined by our board of directors or its designated committee; and equity interest compensation of 6,885,671 Class B Common Units of our Parent and any further equity-based compensation as determined by the board of managers of our Parent.
Mr. Zimmerman’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Zimmerman will be entitled to any accrued and unpaid base salary through the date of termination, pay at his base salary rate for any earned but unused vacation for the fiscal year immediately preceding the date of termination, and any amounts owing but not paid for any annual bonus earned and reimbursements of certain expenses. If we terminate Mr. Zimmerman without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:
(1) provide Mr. Zimmerman monthly payments equal to one-twelfth of his annual base salary for 18 months immediately following the date of termination;
(2) pay Mr. Zimmerman an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs and subject to increase by our board of directors;
(3) pay or reimburse the premium cost for participation by Mr. Zimmerman and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months following the date of termination, (ii) the date Mr. Zimmerman becomes eligible for participation in the health or dental plan of a new employer or (iii) the date Mr. Zimmerman is no longer eligible for continuation of participation under COBRA; and
(4) provide Mr. Zimmerman monthly payments for any housing allowance due to him for the earlier of (i) 12 months immediately following the date of termination or (ii) March 1, 2013.
In the event that Mr. Zimmerman terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause during the 24 months after a change of control (as defined in the employment agreement) has occurred, Mr. Zimmerman shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Zimmerman without cause prior to such change of control, except that if Mr. Zimmerman is terminated during the 24 months after a change of control he shall be entitled to a single lump sum payment equal to 18 months of his salary.
The following table sets forth the cash amounts that we would be obliged to pay Mr. Zimmerman under each triggering event scenario as if it had occurred on January 1, 2011 (assuming no exercise of the put right described below) and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$1,108,500
Mr. Zimmerman terminates for Good Reason	$1,108,500
Mr. Zimmerman terminates other than for Good Reason	—
Termination following a Change of Control	$1,108,500
If a change of control (as defined in Mr. Zimmerman’s Class B Common Unit certificate) of our Parent should occur, then up to 100% of Mr. Zimmerman’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Zimmerman for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Zimmerman’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Zimmerman has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (i) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (ii) Mr. Zimmerman is terminated other than for cause or he elects to terminate for good reason and (iii) Mr. Zimmerman exercises his put option within 120 days of the date of termination. If we terminate Mr. Zimmerman for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.
All payments and benefits, (except for the participation rights provided to Mr. Zimmerman under COBRA) are conditioned on Mr. Zimmerman’s timely delivery of an effective release of claims and assignment of certain intellectual property to us, as well as Mr. Zimmerman’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Specific Compensation of Directors
The members of our board of directors and the board of managers of our Parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our Parent may be granted Class B Common Units of our Parent pursuant to awards made under the Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended January 1, 2011 as well as other compensation paid to our directors is set forth in the table below.
Director Compensation

All Other
	Option Awards	Compensation	Total
Name(1)	($)(1)	($)(2)	($)
James L. Easton	—	—	—
Paul E. Harrington	—	—	—
William L. Beane III	—	—	—
Andrew J. Claerhout	—	—	—
Shael J. Dolman (3)	—	—	—
Peter D. Lamm	—	—	—
Terry G. Lee	—	$100,000	$100,000
Kevin M. Mansfield (3)	—	—	—
Timothy P. Mayhew	—	—	—
Aron I. Schwartz	—	—	—
Peter V. Ueberroth	—	—	—
Richard E. Wenz	—	50,000	50,000

(1)	As noted above, Mr. Harrington also serves as a director of our Company and as a member of the board of managers of our Parent. All of Mr. Harrington’s compensation, including for services as a director, is reflected in the summary compensation table above and therefore has been omitted from this table.

(2)	Mr. Lee received $100,000 pursuant to a consulting agreement with us. Mr. Wenz received $50,000 as the Chair of the Audit Committee.

(3)	Mr. Dolman was replaced by Mr. Mansfield as a member of our board of directors in August 2010.
Compensation Committee Interlocks and Insider Participation
Messrs. Easton, Mayhew and Claerhout are the members of our compensation committee. See the Section entitled “Arrangements with Jas. D. Easton, Inc.” in Item 13 of this Annual Report for information regarding our Company’s related-person transactions with Mr. Easton.
Compensation Committee Report
As noted above, the members of our compensation committee are Messrs. Easton, Mayhew and Claerhout. Our compensation committee has reviewed and discussed with management the compensation discussion and analysis above. Based on its review and those discussions, our compensation committee has adopted the foregoing discussion and analysis and recommended that it be included in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports Corp. and all of EB Sports Corp.’s outstanding shares of common stock are held directly by our Parent. The following table provides certain information as of February 28, 2011 with respect to the beneficial ownership of the membership interests of our Parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our Parent and shares of Series A Preferred Stock of EB Sports, (ii) each of the members of our board of directors and the board of managers of our Parent or shares of Series A Preferred Stock of EB Sports and (iii) each of our named executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	EB Sports Corp.		Easton-Bell Sports, LLC
		Percentage
		Ownership
		Interest in		Percentage		Percentage		Percentage
	Series A	Series A		Ownership		Ownership		Ownership
	Preferred	Preferred	Class A	Interest in	Class B	Interest in	Class C	Interest in
	Stock	Stock	Common	Class A	Common	Class B	Common	Class C
	(1)	(2)	Units(3)	Units	Units(4)	Units(5)	Units(6)	Units(7)
Fenway Partners, LLC(8)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Ontario Teachers’ Pension Plan Board(9)	28,385.788	23.2%	47,621,270.834	22.9%	—	—	44,640,154.395	23.2%
York Street Capital Partners, LLC(10)	7,238.856	5.9%	12,271,099.273	5.9%	—	—	11,383,865.730	5.9%
James L. Easton Living Trust(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Westerkirk Alberta Inc.(12)	8,162.079	6.7%	1,724,038.508	*	—	—	12,899,170.890	6.7%
Paul E. Harrington	392.270	*	—	—	25,821,267.898	24.6%	600,000.000	*
Mark A. Tripp	101.179	*	58,359.401	*	5,164,253.580	4.9%	155,632.920	*
Donna L. Flood	94.847	*	—	—	6,024,962.510	5.7%	150,000.000	*
Steven T. Bigelow	2.186	*	33,974.315	*	4,303,544.650	4.1%	3,279.240	*
Christopher Zimmerman	—	*	—	*	6,885,671.440	6.5%	—	*

James L. Easton(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Peter V. Ueberroth(13)	—	—	—	—	129,328.334	*	—	—
Andrew J. Claerhout(14)	28,385.788	23.2%	47,621,270.834	22.9%	—	—	44,640,154.395	23.2%
Kevin M. Mansfield(14)	28,385.788	23.2%	47,621,270.834	22.9%	—	—	44,640,154.395	23.2%
Terry G. Lee(15)	67.271	*	114,035.208	*	129,328.334	*	105,790.155	*
William L. Beane III(16)	—	—	—	—	129,328.334	*	—	—
Peter D. Lamm(17)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Timothy P. Mayhew(18)	—	—	—	—	1,046,209.017	*	—	—
Aron I. Schwartz(18)	—	—	—	—	—	—	—	—
Richard E. Wenz(19)	—	—	—	—	258,656.668	*	—	—
All directors and executive officers as a group(20)	99,219.692	81.0%	170,581,631.133	82.2%	61,081,766.855	58.1%	155,989,470.270	81.0%

*	means less than 1%.

(1)	For a discussion of the Series A Preferred Stock of EB Sports, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence. Easton-Bell Sports, LLC owns all of the outstanding voting common stock of EB Sports.

(2)	Represents percentage of ownership interest out of 122,428.495 Series A Preferred Stock.

(3)	For a discussion of the Class A Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(4)	For a discussion of the Class B Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(5)	Represents percentage of ownership interest in Class B units of authorized shares of 105,152,750.854.

(6)	For a discussion of the Class C Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(7)	Represents percentage of ownership interest out of 192,531,729.375 Class C units.

(8)	Represents (i) 108,791,970.029 Class A Common Units and 34,806,025.245 Class C Common Units of our Parent and 22,379.531 Series A Preferred Stock of EB Sports held by Fenway Easton-Bell Sports Holdings, LLC, whose managing member is Fenway Partners Capital Fund II, L.P., whose managing member is Fenway Partners, LLC, (ii) 1,706,031.636 Class A Common Units and 793,729.500 Class C Common Units of our Parent and 501.886 Series A Preferred Stock of EB Sports held by FPIP, LLC, whose managing member is Fenway Partners, LLC, (iii) 522,955.835 Class A Common Units and 1,014,940.500 Class C Common Units of our Parent and 641.760 Series A Preferred Stock of EB Sports held by FPIP Trust, LLC whose managing member is Fenway Partners, LLC and (iv) 67,456,292.025 Class C Common Units of our Parent and 42,653.497 Series A Preferred Stock of EB Sports held by Fenway Partners Capital Fund III, L.P., whose general partner is Fenway Partners III, LLC, whose managing member is Fenway Partners, LLC. The principal executive offices of Fenway Partners, LLC and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(9)	The principal executive offices of Ontario Teachers’ Pension Plan Board are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(10)	Represents (i) 7,602,347.230 Class A Common Units and 7,052,677.035 Class C Common Units of our Parent and 4,484.708 Series A Preferred Shares of EB Sports held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,668,752.043 Class A Common Units and 4,331,188.695 Class C Common Units of our Parent and 2,754.148 Series A Preferred Shares of EB Sports held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Capital Partners, LLC are located at 376 Main Street, Bedminster, New Jersey 07921.

(11)	James L. Easton is the Chairman of Easton-Bell Sports, Inc.’s board of directors and may be deemed to beneficially own 11,205,004.902 Class A Common Units and 5,748,726.405 Class C Common Units of our Parent and 3,672.149 Series A Preferred Shares of EB Sports that are beneficially owned by the James L. Easton Living Trust and 466,875.204 Class A Common Units and 433,997.250 Class C Common Units of our Parent and 275.970 Series A Preferred Shares of EB Sports that are beneficially owned by Gregory J. Easton, the son of James L. Easton. Mr. James L. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of the James L. Easton Living Trust and James L. Easton are located at 7855 Haskell Avenue, Suite 350, Van Nuys, California 91406.

(12)	The principal office of Westerkirk Alberta Inc. is located at 95 Wellington Street West, Suite 1410, Toronto, Ontario M5J 2N7.

(13)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 5 San Joaquin Plaza, Suite 330, Newport Beach, CA 92660.

(14)	Andrew J. Claerhout and Kevin Mansfield are Vice President and Portfolio Manager, respectively, of Ontario Teachers’ Pension Plan Board. Messrs. Claerhout and Mansfield may be deemed to beneficially own the Class A Common Units and Class C Common Units of Easton-Bell Sports, LLC and Series A Preferred Stock of EB Sports that are owned by Ontario Teachers’ Pension Plan Board. Messrs. Claerhout and Mansfield may be deemed to have the power to dispose of the shares held by Ontario Teachers’ Pension Plan Board due to a delegation of authority from the board of directors of Ontario Teachers’ Pension Plan Board and each expressly disclaims beneficial ownership of such shares. The principal offices of Messrs. Claerhout and Mansfield are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(15)	Represents (i) 114,035.208 Class A Common Units and 105,790.155 Class C Common Units of our Parent and 67.271 Series A Preferred Shares of EB Sports held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 129,328.334 Class B Common Units held by Terry G. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our Parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lee is located at 3655 W. Anthem Way, Suite A109-421, Anthem, AZ 85086.

(16)	The principal office of William L. Beane III is located at 7000 Coliseum Way, Oakland, California 94621.

(17)	Peter D. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, which is the managing member of: Fenway Partners Capital Fund II, L.P., which is the managing member of Fenway Easton-Bell Sports Holdings, LLC; Fenway Partners III, LLC, which is the general partner of Fenway Partners Capital Fund III, L.P.; FPIP, LLC; and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, Fenway Partners Capital Fund III, L.P., FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lamm is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(18)	The principal offices of Timothy P. Mayhew and Aron I. Schwartz are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(19)	The principal office of Richard E. Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.

(20)	Represents 19 persons as a group for Class A Common Units, Class B Common Units, Class C Common Units of our Parent and Series A Preferred Stock of EB Sports.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Pursuant to our Parent’s limited liability company agreement and subject to certain limitations, the Fenway Investors have the right to appoint seven members to the board of managers of our Parent (such appointees being Terry Lee, William Beane, Peter Lamm, Timothy Mayhew, Aron Schwartz, Richard Wenz and Paul Harrington), Ontario Teachers’ Pension Plan Board has the right to appoint two members to the board of managers of our Parent (such appointees being Andrew Claerhout and Kevin Mansfield) and affiliates of James Easton have the right to appoint two members of the board of managers of our Parent (such appointees being James Easton and Peter Ueberroth).
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
As of January 1, 2011, the amount of loans issued under the New Holdco Facility was approximately $122.5 million, including accrued interest.
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
Employment Agreements and Arrangements with Management
We have employment agreements with four of our fiscal 2010 named executive officers, Paul Harrington, our President and Chief Executive Officer, Mark Tripp, our Senior Vice President of Finance, Treasurer, Secretary and Chief Financial Officer, Donna Flood, our Chief Operations Officer and Christopher Zimmerman, our President of Easton Sports. Mr. Harrington’s employment agreement was amended on December 3, 2009 and provides for an initial term of 48 months from March 5, 2008, with an automatic renewal for additional one year terms. Mr. Tripp’s employment agreement contains an evergreen term provision which provides for automatic renewal of the agreement for a one year term each year. Ms. Flood’s and Mr. Zimmerman’s employment agreements have a term of three years and provide for automatic renewal of the agreements for one year terms. We also have employment agreements with certain of our other executive officers.
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
Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2010, 2009 and 2008, Easton paid approximately $1.2 million for each of the three years in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $1.2 million in fiscal 2011.
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
Director Independence
Our Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the NASDAQ Stock Market: William Beane, Andrew Claerhout, Peter Lamm, Terry Lee, Kevin Mansfield, Timothy Mayhew, Aron Schwartz, Peter Ueberroth and Richard Wenz.

Item 14.	Principal Accountant Fees and Services
Fees
Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2010	2009
Audit Fees	$1,076,000	$1,268,000
Tax Fees	—	—

Total	$1,076,000	$1,268,000

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
Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. No tax fees were paid to Ernst & Young, LLP in 2010 and 2009.
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
(a) The following documents are filed as part of this Form 10-K:
(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 48 to 79 under Item 8 of this Form 10-K.
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

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:
2.1		Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 7, 2006

3.1	(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company's Annual Report on Form 10-K filed March 30, 2006

3.1	(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company's Annual Report on Form 10-K filed March 30, 2006

4.1		Form of 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 9, 2009

4.2		Indenture dated as of December 3, 2009	Exhibit 4.2 to the Company's Current Report on Form 8-K filed December 9, 2009

4.3		Registration Rights Agreement dated as of December 3, 2009	Exhibit 4.3 to the Company's Current Report on Form 8-K filed December 9, 2009

10.1		Revolving Credit Agreement dated as of December 3, 2009	Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 9, 2009

10.2	*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company's Annual Report on Form 10-K filed March 30, 2006

10.3	*	Amendment to the 2006 Incentive Plan	Exhibit 10.3 to the Company's Annual Report on Form 10-K filed March 16, 2010

10.4	*	Amended and Restated Employment Agreement of Paul Harrington	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 16, 2010

10.5	*	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed June 23, 2006

10.6	*	Amended and Restated Employment Agreement with Donna L. Flood	Filed herewith

10.7	*	Employment Agreement with Chris Zimmerman	Exhibit 10.7 to the Company's Registration Statement on S-4, filed May 5, 2010

Exhibit			The Filings Referenced for
Number		Description of Exhibit	Incorporation by Reference are:
10.8	*	Consulting Agreement with Terry Lee	Exhibit 10.8 to the Company's Registration Statement on Form S-4 filed April 7, 2005

10.9	*	Intercreditor Agreement dated as of December 3, 2009	Exhibit 10.9 to the Company's Annual Report on Form 10-K filed March 16, 2010

21.1		Subsidiaries	Filed herewith

31.1		Certification of Principal Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of the Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/s/ Paul E. Harrington
Paul E. Harrington
Principal Executive Officer
Date: March 8, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul E. Harrington Paul E. Harrington	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2011

/s/ Mark A. Tripp	Chief Financial Officer	March 8, 2011
Mark A. Tripp	(Principal Financial Officer)

/s/ James L. Easton	Director	March 8, 2011
James L. Easton

/s/ William L. Beane III	Director	March 8, 2011
William L. Beane III

/s/ Andrew J. Claerhout	Director	March 8, 2011
Andrew J. Claerhout

/s/ Peter D. Lamm	Director	March 8, 2011
Peter D. Lamm

/s/ Terry G. Lee	Director	March 8, 2011
Terry G. Lee

/s/ Kevin M. Mansfield	Director	March 8, 2011
Kevin M. Mansfield

/s/ Timothy P. Mayhew	Director	March 8, 2011
Timothy P. Mayhew

/s/ Aron I. Schwartz	Director	March 8, 2011
Aron I. Schwartz

/s/ Peter V. Ueberroth	Director	March 8, 2011
Peter V. Ueberroth

/s/ Richard E. Wenz	Director	March 8, 2011
Richard E. Wenz

ANNUAL REPORT ON FORM 10-K
ITEM 15 (a)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED JANUARY 1, 2011
II-1
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Acquired	Costs and		End of
Description	of Period	Businesses	Adjustments	Deductions	Period
	(Dollars in thousands)
Product Liability Reserve
Year ended January 1, 2011	$17,208	$—	$5,412	$(3,834)	$18,786
Year ended January 2, 2010	16,246	—	3,539	(2,577)	17,208
Year ended January 3, 2009	10,725	—	7,062	(1,541)	16,246
Excess and Obsolete Inventory Reserve
Year ended January 1, 2011	$7,748	$—	$8,410	$(6,507)	$9,651
Year ended January 2, 2010	7,736	—	6,801	(6,789)	7,748
Year ended January 3, 2009	7,365	—	6,027	(5,656)	7,736
Allowance for Doubtful Accounts
Year ended January 1, 2011	$6,453	$—	$3,409	$(2,920)	$6,942
Year ended January 2, 2010	7,273	—	3,826	(4,646)	6,453
Year ended January 3, 2009	4,944	—	5,516	(3,187)	7,273