Form 10-Q
period 2011-04-02
EASTON-BELL SPORTS, INC.
filed 2011-05-17
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
As of May 16, 2011, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE
The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	April 2,	January 1,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,265	$24,024
Accounts receivable, net	241,685	216,166
Inventories, net	148,254	141,093
Prepaid expenses	8,252	7,080
Deferred taxes	16,101	16,254
Other current assets	11,055	8,483

Total current assets	450,612	413,100
Property, plant and equipment, net	50,269	49,736
Deferred financing fees, net	13,497	14,248
Intangible assets, net	276,494	279,047
Goodwill	206,928	206,928
Other assets	1,296	1,495

Total assets	$999,096	$964,554

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$62,393	$38,893
Current portion of capital lease obligations	24	24
Accounts payable	80,083	73,148
Accrued expenses	63,295	58,452

Total current liabilities	205,795	170,517
Long-term debt, less current portion	346,290	346,168
Capital lease obligations, less current portion	72	78
Deferred taxes	48,374	49,379
Other noncurrent liabilities	19,378	20,774

Total liabilities	619,909	586,916

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at April 2, 2011 and January 1, 2011	—	—
Additional paid-in capital	360,880	360,223
Retained earnings	15,339	15,401
Accumulated other comprehensive income	2,968	2,014

Total stockholder’s equity	379,187	377,638

Total liabilities and stockholder’s equity	$999,096	$964,554

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	April 2,	April 3,
	2011	2010
Net sales	$203,398	$194,104
Cost of sales	139,441	129,342

Gross profit	63,957	64,762
Selling, general and administrative expenses	50,367	49,711
Amortization of intangibles	2,553	3,335

Income from operations	11,037	11,716
Interest expense, net	10,993	11,512

Income before income taxes	44	204
Income tax expense	106	82

Net (loss) income	(62)	122
Other comprehensive income:
Foreign currency translation adjustment	954	1,278

Comprehensive income	$892	$1,400

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(62)	$122
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,009	6,936
Amortization of deferred financing fees and debt discount	873	860
Equity compensation expense	657	1,160
Deferred income taxes	(852)	—
Disposal of property, plant and equipment	—	6
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(24,859)	(19,269)
Inventories, net	(6,478)	9,780
Other current and noncurrent assets	(3,545)	(1,285)
Accounts payable	6,750	(14,414)
Accrued expenses	4,739	10,399
Other current and noncurrent liabilities	(1,396)	423

Net cash used in operating activities	(17,164)	(5,282)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,916)	(4,573)
Purchase of businesses, net of cash acquired	—	(1,750)

Net cash used in investing activities	(4,916)	(6,323)

Cash flows from financing activities:
Proceeds from revolving credit facility	30,500	7,000
Payments on revolving credit facility	(7,000)	—
Payments on capital lease obligations	(6)	(6)

Net cash provided by financing activities	23,494	6,994

Effect of exchange rate changes on cash and cash equivalents	(173)	152
Net change in cash and cash equivalents	1,241	(4,459)

Cash and cash equivalents, beginning of period	24,024	33,318

Cash and cash equivalents, end of period	$25,265	$28,859

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
The accompanying unaudited consolidated financial statements included herein have been prepared by our Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with our Company’s audited financial statements and notes thereto included in our Company’s Annual Report on Form 10-K for the year ended January 1, 2011. Results for interim periods are not necessarily indicative of the results for the year.
Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s first quarter of fiscal year 2011 ended on April 2, and the first quarter of fiscal year 2010 ended on April 3.
2. Goodwill and Other Intangible Assets
Acquired intangible assets are as follows:

	April 2, 2011		January 1, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	59,180	(35,925)	59,180	(35,166)
Patents	60,345	(37,890)	60,345	(36,275)
Licensing and other	5,900	(5,900)	5,900	(5,721)

Total	$127,127	$(81,417)	$127,127	$(78,864)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

Goodwill by segment is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of April 2, 2011	$145,464	$61,464	$206,928
Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board or the FASB’s Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2010 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first fiscal quarter of 2011, there were no indicators of impairment to goodwill and intangible assets. There were no acquisitions and no material changes to goodwill during the first fiscal quarter of 2011.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
3. Long-Term Debt
Long-term debt consisted of the following:

	April 2, 2011	January 1, 2011
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	62,393	38,893
Capital lease obligations	96	102

Total long-term debt	412,489	388,995
Less unamortized debt discount on senior secured notes	(3,710)	(3,832)
Less current maturities of long-term debt	(62,417)	(38,917)

Long-term debt, less current portion	$346,362	$346,246

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
The ABL Facility
Concurrently with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At April 2, 2011, we had $62,393 outstanding under the ABL facility and $167,349 in availability.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Certain of the Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligation of the Canadian borrowings under the Canadian sub-facility under the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At April 2, 2011, we had a zero balance outstanding under the Canadian ABL facility.
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
Other
Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At April 2, 2011 and January 1, 2011, outstanding letters of credit issued under the revolving credit facilities both totaled $3,306. The amount of unused lines of credit at April 2, 2011 and January 1, 2011, were $167,349 and $162,902, respectively.
Cash payments for interest were $2,162 and $476 for the fiscal quarters ended April 2, 2011 and April 3, 2010, respectively. We amortized $751 of debt issuance costs during the first fiscal quarter of 2011 and 2010.
4. Accrued Expenses
Accrued expenses consist of the following:

	April 2, 2011	January 1, 2011
Salaries, wages, commissions and bonuses	$10,401	$14,675
Advertising	5,293	5,410
Rebates	5,692	6,044
Warranty	2,180	2,434
Product liability — current portion	5,191	4,491
Royalties	1,849	1,830
Interest	11,686	3,689
Income taxes	1,269	1,192
Other	19,734	18,687

Total accrued expenses	$63,295	$58,452

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
5. Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
Inventories consisted of the following:

	April 2, 2011	January 1, 2011
Raw materials	$21,160	$19,310
Work-in-process	2,869	2,364
Finished goods	124,225	119,419

Inventories, net	$148,254	$141,093

6. Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06 to amend the topic of Improving Disclosures about Fair Value Measurements. As a result of this ASU, our Company is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the related reasoning for the transfer. Also included in the new disclosure requirements is the separate presentation of purchases, sales, issuances and settlements on a gross basis in the reconciliation for significant unobservable inputs, or Level 3 inputs. Further, this ASU clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value for either Level 2 or Level 3 measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. These Level 3 specific disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosures required for our Company during the first fiscal quarter of 2011 did not have a material impact on our Company’s financial statement disclosures.
7. Segment Reporting
Our Company has two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. Following the acquisition of Easton, our Action Sports segment began to include Easton’s cycling business. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment income from operations as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of income from operations for one segment may not be comparable to another segment.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Segment results for the fiscal quarters ended April 2, 2011 and April 3, 2010, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
April 2, 2011
Net sales	$116,268	$87,130	$203,398
Income from operations	9,566	11,784	21,350
Depreciation	2,676	1,780	4,456
Capital expenditures	2,951	1,965	4,916
April 3, 2010
Net sales	$119,433	$74,671	$194,104
Income from operations	17,607	5,937	23,544
Depreciation	2,043	1,558	3,601
Capital expenditures	2,112	2,461	4,573

	Team	Action
	Sports	Sports	Consolidated
Assets
As of April 2, 2011	$624,695	$374,401	$999,096
As of January 1, 2011	599,980	364,574	964,554
A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended
	April 2, 2011	April 3, 2010
Segment income from operations	$21,350	$23,544
Equity compensation expense	(657)	(1,160)
Corporate expenses	(7,103)	(7,333)
Amortization of intangibles	(2,553)	(3,335)

Consolidated income from operations	$11,037	$11,716

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
In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of April 2, 2011, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company. There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Litigation and Other Contingencies
We are involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment against us in relation to such claim, which we have appealed. If the appeal is unsuccessful, the plaintiffs will enter a procedure in Canadian Federal Court to determine the monetary relief to be granted. Because the documents necessary to establish an accurate assessment of any potential liability have not been disclosed to us, it is not possible to accurately estimate any potential resulting liability at this time. However, management believes that this claim will not be material to our business or financial condition.
9. Income Taxes
Our Company recorded income tax expense of $106 and $82 for the fiscal quarters ended April 2, 2011, and April 3, 2010, respectively. Our Company’s effective tax rate was 240.9% for the first fiscal quarter of 2011, as compared to 40.2% for the first fiscal quarter of 2010. For the fiscal quarter ended April 2, 2011, the difference between the effective rate and the statutory rate is primarily attributable to interest on unrecognized tax benefits and state income tax adjustments, which increased tax expense by $58 and $27, respectively. Other factors driving the difference between the effective rate and the statutory rate for the fiscal quarter ended April 2, 2011 and April 3, 2010, includes the permanent difference for equity compensation expense and state income taxes.
10. Derivative Instruments and Hedging Activity
Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of April 2, 2011, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
At April 2, 2011, the swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. The fair value of the swap was a liability of $48 and $453 at April 2, 2011 and January 1, 2011, respectively and is recorded in the current portion of other liabilities at April 2, 2011 in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the first fiscal quarter of 2011, interest expense reflects $380 related to the swap and a credit of $405 related to the change in the fair value of the swap. During the first fiscal quarter of 2010, interest expense reflected $387 related to the swap and a credit of $135 related to the change in the fair value of the swap.
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
The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at April 2, 2011 and January 1, 2011 were as follows:

	April 2, 2011			January 1, 2011
		Foreign			Foreign
	U.S. Dollars	Currency		U.S. Dollars	Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$3,600	Cdn$	3,466	$4,500	Cdn$	4,476
As of April 2, 2011 and January 1, 2011, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $188 and $93, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.
The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at April 2, 2011, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Interest rate swap	$—	$48	$—
Foreign currency exchange forward contracts	—	188	—

Total	$—	$236	$—

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
The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	April 2, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liability:
9.75% Senior Secured Notes	$357,949	$405,409	$349,201	$387,158

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
11. Equity-Based Employee Compensation
On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, or Units, which are intended to be profits interests. Such Units qualify as equity instruments of our Parent. The holders of these Units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these Units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these Units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such Units to an amount commensurate with the then fair market value of a Class A Common Unit. As of April 2, 2011, there were 105,152,750.854 Units authorized for grant pursuant to the Incentive Plan.
Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses the simplified method and such factors as the market price of the underlying Units at date of issuance. For grants issued during the first fiscal quarter of 2011, an exercise price of $1.32 was used. The weighted average grant date fair value of Units granted during the first fiscal quarter of 2011 amounted to $0.30.
During the fiscal quarter ended April 2, 2011, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Fiscal Quarter Ended
April 2, 2011
Expected term	2-4 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	0.16 to 0.17%
Expected volatility(1)	50.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of April 2, 2011, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the first fiscal quarters of 2011 and 2010 as follows:

	Fiscal Quarter Ended
	April 2,	April 3,
	2011	2010
Equity compensation expense	$657	$1,160

As of April 2, 2011, there was $19,093 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $4,627 related to time based vesting Units and $14,466 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Our Company’s Unit activity under the Incentive Plan for the first fiscal quarter of 2011 is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Exercise Price
Outstanding at January 1, 2011	96,169,675	$1.44
Granted	5,164,254	$1.32

Outstanding at April 2, 2011	101,333,929	$1.43

Vested Units at April 2, 2011	35,460,835	$1.60

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
The following is a reconciliation of the changes in our Company’s product warranty liability:

	Fiscal Quarter Ended
	April 2,	April 3,
	2011	2010
Beginning of period	$2,434	$3,242
Warranty costs incurred during the period	(2,034)	(1,953)
Warranty expense recorded during the period	1,780	1,544

End of period	$2,180	$2,833

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. For the first fiscal quarters of 2011 and 2010, rent payments pursuant to such affiliate leases were $297 and $288, respectively.
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
14. Supplemental Guarantor Condensed Financial Information
In December 2009, in connection with the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes due 2016, or the Notes. The indenture governing the Notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, grant liens, sell assets and engage in certain other activities. The Notes are guaranteed by all of our domestic subsidiaries, or Guarantors. Each subsidiary guarantor is wholly owned and the guarantees are full and unconditional and joint and several. All other subsidiaries of our Company, or Non-Guarantors, do not guarantee the Notes.
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Issuer, (ii) Guarantors, (iii) Non-Guarantors and (iv) eliminations to arrive at the information for our Company on a consolidated basis for the first fiscal quarter of 2011 and the respective comparable periods for fiscal 2010. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
April 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,077	$5,507	$17,681	$—	$25,265
Accounts receivable, net	—	217,792	23,893	—	241,685
Inventories, net	—	123,916	24,338	—	148,254
Prepaid expenses	1,684	5,460	1,108	—	8,252
Deferred taxes	—	16,101	—	—	16,101
Other current assets	—	9,170	1,885	—	11,055

Total current assets	3,761	377,946	68,905	—	450,612

Property, plant and equipment, net	23,250	26,047	972	—	50,269
Deferred financing fees, net	13,497	—	—	—	13,497
Investments and intercompany receivables	398,337	34,390	84,849	(517,576)	—
Intangible assets, net	—	270,964	5,530	—	276,494
Goodwill	16,195	185,542	5,191	—	206,928
Other assets	—	1,159	137	—	1,296

Total assets	$455,040	$896,048	$165,584	$(517,576)	$999,096

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$62,393	$—	$—	$—	$62,393
Current portion of capital lease obligations	—	24	—	—	24
Accounts payable	—	72,878	7,205	—	80,083
Accrued expenses	15,646	42,430	5,219	—	63,295

Total current liabilities	78,039	115,332	12,424	—	205,795

Long-term debt, less current portion	346,290	—	—	—	346,290
Capital lease obligations, less current portion	—	72	—	—	72
Deferred taxes	—	48,374	—	—	48,374
Other noncurrent liabilities	—	11,945	7,433	—	19,378
Long-term intercompany payables	—	405,711	71,925	(477,636)	—

Total liabilities	424,329	581,434	91,782	(477,636)	619,909

Total stockholder’s equity	30,711	314,614	73,802	(39,940)	379,187

Total liabilities and stockholder’s equity	$455,040	$896,048	$165,584	$(517,576)	$999,096

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Operations
Fiscal Quarter Ended April 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$198,497	$16,257	$(11,356)	$203,398
Cost of sales	—	136,628	14,169	(11,356)	139,441

Gross profit	—	61,869	2,088	—	63,957
Selling, general and administrative expenses	9,302	38,588	2,477	—	50,367
Amortization of intangibles	—	2,553	—	—	2,553

(Loss) income from operations	(9,302)	20,728	(389)	—	11,037
Interest expense, net	10,771	222	—	—	10,993
Share of net income (loss) of subsidiaries under equity method	20,011	(428)	—	(19,583)	—

(Loss) income before income taxes	(62)	20,078	(389)	(19,583)	44
Income tax expense	—	67	39	—	106

Net (loss) income	$(62)	$20,011	$(428)	$(19,583)	$(62)

Condensed Consolidating Statement of Operations
Fiscal Quarter Ended April 3, 2010

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,269	$17,805	$(7,970)	$194,104
Cost of sales	—	123,409	13,903	(7,970)	129,342

Gross profit	—	60,860	3,902	—	64,762
Selling, general and administrative expenses	9,692	37,236	2,783	—	49,711
Amortization of intangibles	—	3,335	—	—	3,335

(Loss) income from operations	(9,692)	20,289	1,119	—	11,716
Interest expense, net	11,423	88	1	—	11,512
Share of net income (loss) of subsidiaries under equity method	21,237	1,062	—	(22,299)	—

Income (loss) before income taxes	122	21,263	1,118	(22,299)	204
Income tax expense	—	26	56	—	82

Net income (loss)	$122	$21,237	$1,062	$(22,299)	$122

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Fiscal Quarter Ended April 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(62)	$20,011	$(428)	$(19,583)	$(62)
Non-cash adjustments	(25,119)	10,690	2,533	19,583	7,687
Changes in operating assets and liabilities	4,706	(30,510)	1,015	—	(24,789)

Net cash (used in) provided by operating activities	(20,475)	191	3,120	—	(17,164)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,929)	(1,727)	(260)	—	(4,916)

Net cash used in investing activities	(2,929)	(1,727)	(260)	—	(4,916)
Cash flows from financing activities:
Payments on capital lease obligations	—	(6)	—	—	(6)
Proceeds from revolving credit facility, net	23,500	—	—	—	23,500

Net cash provided by (used in) financing activities	23,500	(6)	—	—	23,494
Effect of exchange rate changes on cash and cash equivalents	—	—	(173)	—	(173)

Net change in cash and cash equivalents	96	(1,542)	2,687	—	1,241
Cash and cash equivalents, beginning of period	1,981	7,049	14,994	—	24,024

Cash and cash equivalents, end of period	$2,077	$5,507	$17,681	$—	$25,265

Condensed Consolidating Statement of Cash Flows
Fiscal Quarter Ended April 3, 2010

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$122	$21,237	$1,062	$(22,299)	$122
Non-cash adjustments	(15,928)	119	2,472	22,299	8,962
Changes in operating assets and liabilities, net of effects from purchase of businesses	9,907	(20,338)	(3,935)	—	(14,366)

Net cash (used in) provided by operating activities	(5,899)	1,018	(401)	—	(5,282)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,492)	(976)	(105)	—	(4,573)
Purchase of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(3,492)	(2,726)	(105)	—	(6,323)
Cash flows from financing activities:
Payments on capital lease obligations	—	(6)	—	—	(6)
Proceeds from revolving credit facility, net	7,000	—	—	—	7,000

Net cash provided by (used in) financing activities	7,000	(6)	—	—	6,994
Effect of exchange rate changes on cash and cash equivalents	—	—	152	—	152

Net change in cash and cash equivalents	(2,391)	(1,714)	(354)	—	(4,459)
Cash and cash equivalents, beginning of period	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of period	$6,956	$8,515	$13,388	$—	$28,859

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
FORWARD-LOOKING STATEMENTS AND INFORMATION
This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, as well as the risks outlined under “Risk Factors” in our 2010 Annual Report on Form 10-K, will be important in determining future results.
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
We currently sell a broad range of products primarily under four well-known brands—Easton® (baseball, softball, ice hockey and lacrosse equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snowsports helmets and accessories) and Riddell® (football equipment and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.
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
We have two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit and selling, general and administrative expenses.
Net Sales
Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell brand and the Giro brand and the Easton branded cycling products are reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.
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
Factors Affecting our Business
Outlook
Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2011 may be affected by the following:
•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: reduced consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; inflation; and business disruptions due to difficulties experienced by suppliers and customers.
•	Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. We have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.

•	Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.
•	Interest Expense and Debt Repayment. In 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. As of April 2, 2011, the outstanding principal balance under the ABL Facility was $62.4 million. In addition, we have $350.0 million of outstanding principal amount of our Senior Secured Notes due December 2016, or the Notes. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.
•	Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late winter and early spring months in preparation for the spring baseball and softball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.
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
Revenue Recognition. Sales of products are recognized when title passes and risks of ownership have been transferred to our customer, which usually is upon shipment. Title generally passes to the dealer or distributor upon shipment from our facilities and the risk of loss upon damage, theft or destruction of the product in transit is the responsibility of the dealer, distributor or third party carrier. Reconditioning revenue is recognized upon the completion of services. Allowances for sales returns, discounts and allowances, including volume-based customer incentives are estimated and recorded concurrent with the recognition of the sale. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.
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
Derivative Instruments and Hedging Activity. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. These contracts are not designated as hedges, and therefore, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative, or SG&A, expenses in the Consolidated Statements of Operations and Comprehensive Income.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	April 2,	% of	April 3,	% of
	2011	Net Sales	2010	Net Sales
	(Dollars in millions)
Net sales	$203.4	100.0%	$194.1	100.0%
Cost of sales	139.4	68.5%	129.3	66.6%

Gross profit	64.0	31.5%	64.8	33.4%
Selling, general and administrative expenses	50.4	24.8%	49.8	25.7%
Amortization of intangibles	2.6	1.3%	3.3	1.7%

Income from operations	$11.0	5.4%	$11.7	6.0%

Net Sales
The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended
	April 2,	April 3,	Change
	2011	2010	$	%
	(Dollars in millions)
Team Sports	$116.3	$119.4	$(3.1)	(2.6)%
Action Sports	87.1	74.7	12.4	16.6%

	$203.4	$194.1	$9.3	4.8%

Net sales in Team Sports and Action Sports during the first quarter of 2011 were positively impacted by favorable foreign currency exchange rate movements of $0.6 million each. On a constant currency basis, net sales in Team Sports decreased by $3.7 million, or 3.1%, and net sales in Action Sports increased by $11.8 million, or 15.8%.
Team Sports net sales decreased primarily from:
•	the decision to transition sales of baseball and softball bats to later in the year to better coincide with the retail selling season;
•	delayed timing of baseball and softball product shipments to the mass channel as compared to the prior year;
•	reduced demand for hockey sticks due to retail inventory levels;
•	delayed timing of the performance of reconditioning services as compared to the prior year; and
•	impact of the recent NFL lock-out on sales of consumer football products;
partially offset by:
•	growth in sales of baseball and softball batting helmets and apparel;
•	increased demand for baseball, softball and hockey protective equipment;
•	the introduction of Easton branded lacrosse equipment; and
•	favorable foreign currency exchange rates.
Action Sports net sales increased primarily from:
•	higher sales of cycling helmets and accessories in all channels;
•	growth in sales of power sports helmets to specialty dealers;
•	growth in sales of Easton branded cycling wheels and components in the aftermarket and to OEM customers;
•	higher sales of fitness-related products in the mass channel;
•	the introduction of Giro branded cycling shoes; and
•	favorable foreign currency exchange rates;
partially offset by:
•	reduced sales of licensed cycling helmets and accessories in the mass channel.
Cost of Sales
The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended
	April 2,	% of	April 3,	% of
	2011	Net Sales	2010	Net Sales
	(Dollars in millions)
Team Sports	$78.4	67.4%	$75.3	63.1%
Action Sports	61.0	70.0%	54.0	72.3%

	$139.4	68.5%	$129.3	66.6%

The increase in Team Sports cost of sales as a percentage of net sales primarily relates to:
•	transitioning the sales of higher-margin baseball and softball bats to later in the year to better coincide with the retail selling season;
•	sales growth in lower-margin youth football helmets;
•	close-out sales of hockey products at lower margins; and
•	delayed timing of higher-margin baseball and softball product shipments to the mass channel as compared to the prior year;
partially offset by:
•	pricing gains on varsity football helmets;
•	improved sales mix of hockey skates and baseball, softball and hockey protective equipment; and
•	favorable foreign currency exchange rates.

The decrease in Action Sports cost of sales as a percentage of net sales primarily relates to:
•	lower expenses for excess and obsolete inventory;
•	reduced close-out sales;
•	sales of the recently introduced Giro branded line of cycling shoes;
•	increased sales of higher-margin cycling helmets and accessories; and
•	favorable foreign currency exchange rates.
Gross Profit
The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended
	April 2,	% of	April 3,	% of
	2011	Net Sales	2010	Net Sales
	(Dollars in millions)
Team Sports	$37.9	32.6%	$44.1	36.9%
Action Sports	26.1	30.0%	20.7	27.7%

	$64.0	31.5%	$64.8	33.4%

The decrease in Team Sports gross margin primarily relates to:
•	transitioning the sales of higher-margin baseball and softball bats to later in the year to better coincide with the retail selling season;
•	sales growth in lower-margin youth football helmets;
•	close-out sales of hockey products; and
•	timing of higher-margin baseball and softball product shipments to the mass channel;
partially offset by:
•	pricing gains on varsity football helmets;
•	improved sales mix of hockey skates and baseball, softball and hockey protective equipment; and
•	favorable foreign currency exchange rates.
The increase in Action Sports gross margin primarily relates to:
•	lower expenses for excess and obsolete inventory;
•	reduced close-out sales;
•	sales of the recently introduced Giro branded line of cycling shoes;
•	increased sales of higher-margin cycling helmets and accessories; and
•	favorable foreign currency exchange rates.
Selling, General and Administrative Expenses
SG&A expenses increased $0.7 million or 1.3% for the first fiscal quarter of 2011, as compared to the first fiscal quarter of 2010. The increase primarily relates to increased variable costs to support the sales growth, increased compensation expense due to temporary pay cuts in the first quarter of 2010 and re-establishment of the 401(k) plan company match in the first quarter of 2011, higher spending on research and development to enhance our product portfolio and increased depreciation expense related to capital expenditures for information technology and facilities improvements, partially offset by decreased expenses for equity compensation, legal, bad debt and recruiting.
Amortization of Intangibles
Amortization of intangibles expense decreased $0.8 million or 23.4% during the first fiscal quarter of 2011, as compared to the first fiscal quarter of 2010 due to certain intangible assets becoming fully amortized.
Interest Expense
Interest expense decreased $0.5 million or 4.5% during the first fiscal quarter of 2011, as compared to the first fiscal quarter of 2010. The decrease relates to a favorable adjustment of $0.4 million to interest expense during the first fiscal quarter of 2011 to reflect the change in the fair value of the interest rate swap and a slight decrease in interest rates for the revolving credit facility during the first fiscal quarter of 2011.

Income Tax Expense
Income tax expense was $0.1 million for both the first fiscal quarter of 2011 and 2010. The effective tax rate was 240.9% for the first fiscal quarter of 2011, as compared to 40.2% for the first fiscal quarter of 2010. For the fiscal quarter ended April 2, 2011, the difference between the effective rate and the statutory rate is primarily attributable to interest on unrecognized tax benefits and state income tax adjustments, which increased tax expense. Other factors driving the difference between the effective rate and the statutory rate for the fiscal quarters ended April 2, 2011 and April 3, 2010, includes the permanent difference for equity compensation expense and state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily from the ABL Facility. The cash generated from operating activities, the issuance of the Notes offered on December 3, 2009, and the availability under the ABL Facility are our principal sources of liquidity. Each is described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot guarantee that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL Facility in an amount sufficient to enable us to repay our indebtedness, including our Notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control of our Company, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the ABL Facility or our Notes, on commercially reasonable terms or at all.
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
Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 51.9% at April 2, 2011, as compared to 50.5% at January 1, 2011. The increase was primarily attributable to the increase in debt, partially offset by the positive effect of the foreign currency translation adjustment on stockholder’s equity.
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

Sources and Uses of Our Cash
Cash used in operating activities was $17.2 million for the first fiscal quarter of 2011, as compared to $5.3 million of cash used in the first fiscal quarter of 2010. The increase in cash used in operating activities primarily reflects (i) higher accounts receivable due to the increase in net sales and the timing of those sales, (ii) higher inventory from purchases made to support sales anticipated or scheduled in the early part of 2011 and (iii) higher other current assets, partially offset by (i) higher accounts payable and (ii) higher accrued expenses.
We had $244.8 million in working capital as of April 2, 2011, as compared to $242.6 million at January 1, 2011. The $2.2 million increase in working capital primarily results from the increase in accounts receivable and inventory, partially offset by the increase in revolver borrowings and higher accounts payable and accrued expenses.
Cash used in investing activities was $4.9 million for the first fiscal quarter of 2011, as compared to $6.3 million used in the first fiscal quarter of 2010. The primary reason for the difference is that the first fiscal quarter of 2010 includes $1.7 million in cash payments for the purchase of businesses, while no businesses were purchased in 2011. In addition, the first fiscal quarter of 2011 reflects $4.9 million related to the purchase of property, plant and equipment for information technology and enhancing new and existing products, whereas the first fiscal quarter of 2010 reflects $4.6 million related to the purchase of property, plant and equipment for information technology and enhancing new and existing products.
Cash provided by financing activities was $23.5 million for the first fiscal quarter of 2011, as compared to $7.0 million of cash provided by financing activities in the first fiscal quarter of 2010. The primary reason for the difference is that the first fiscal quarter of 2011 reflects $30.5 million of proceeds from borrowings and $7.0 million of payments on the revolving credit facility, whereas the first fiscal quarter of 2010 reflects $7.0 million from borrowings on the revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our net sales and expenses are predominantly denominated in United States dollars. In fiscal year 2010, approximately 85.2% of our net sales were in United States dollars, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.
Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.
We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At April 2, 2011, there were foreign currency exchange forward contracts in effect for the purchase of United States $3.6 million aggregated notional amounts, or approximately Cdn $3.5 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at April 2, 2011, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected second quarter 2011 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk
We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with the Refinancing, we entered into a new $250.0 million ABL Facility. As of April 2, 2011, the outstanding principal balance under this facility was $62.4 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate applicable to the ABL Facility balance of $62.4 million would have resulted in approximately a $0.1 million increase in interest expense for the quarter ended April 2, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of April 2, 2011, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot be determined. Our management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. We maintain primary and excess product liability insurance coverage for such claims under various policies.
We also are involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment against us in relation to such claim, which we have appealed. If the appeal is unsuccessful, the plaintiffs will enter a procedure in Canadian Federal Court to determine the monetary relief to be granted. Because the documents necessary to establish an accurate assessment of any potential liability have not been disclosed to us, it is not possible to accurately estimate any potential resulting liability at this time. However, management believes that this claim will not be material to our business or financial condition.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.

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

EASTON-BELL SPORTS, INC. Registrant
Dated: May 16, 2011	/s/ Paul E. Harrington
Paul E. Harrington
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	/s/ Mark A. Tripp
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)