Form 10-Q
period 2011-07-02
EASTON-BELL SPORTS, INC.
filed 2011-08-16
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
As of August 16, 2011, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE
The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of July 2, 2011 (unaudited) and January 1, 2011	3

Consolidated Statements of Operations and Comprehensive Income for the Fiscal Quarter and Two Fiscal Quarters Ended July 2, 2011 (unaudited) and July 3, 2010 (unaudited)	4

Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended July 2, 2011 (unaudited) and July 3, 2010 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	38

SIGNATURES	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	July 2,	January 1,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,174	$24,024
Accounts receivable, net	242,491	216,166
Inventories, net	148,561	141,093
Prepaid expenses	4,584	7,080
Deferred taxes	15,983	16,254
Other current assets	10,495	8,483

Total current assets	438,288	413,100
Property, plant and equipment, net	50,134	49,736
Deferred financing fees, net	13,805	14,248
Intangible assets, net	274,146	279,047
Goodwill	206,928	206,928
Other assets	1,244	1,495

Total assets	$984,545	$964,554

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$58,000	$38,893
Current portion of capital lease obligations	25	24
Accounts payable	70,328	73,148
Accrued expenses	58,057	58,452

Total current liabilities	186,410	170,517
Long-term debt, less current portion	346,413	346,168
Capital lease obligations, less current portion	65	78
Deferred taxes	49,367	49,379
Other noncurrent liabilities	19,134	20,774

Total liabilities	601,389	586,916

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at July 2, 2011 and January 1, 2011	—	—
Additional paid-in capital	361,584	360,223
Retained earnings	18,285	15,401
Accumulated other comprehensive income	3,287	2,014

Total stockholder’s equity	383,156	377,638

Total liabilities and stockholder’s equity	$984,545	$964,554

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	$211,913	$202,757	$415,311	$396,861
Cost of sales	140,888	133,817	280,329	263,159

Gross profit	71,025	68,940	134,982	133,702
Selling, general and administrative expenses	52,018	45,577	102,386	95,287
Amortization of intangibles	2,348	3,251	4,901	6,586

Income from operations	16,659	20,112	27,695	31,829
Interest expense, net	11,101	11,162	22,094	22,674

Income before income taxes	5,558	8,950	5,601	9,155
Income tax expense	2,612	3,990	2,717	4,072

Net income	2,946	4,960	2,884	5,083
Other comprehensive income:
Foreign currency translation adjustment	319	(3,792)	1,273	(2,514)

Comprehensive income	$3,265	$1,168	$4,157	$2,569

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Two Fiscal Quarters Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities:
Net income	$2,884	$5,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,067	14,473
Amortization of deferred financing fees and debt discount	1,701	1,723
Deferred financing fees written-off	120	—
Equity compensation expense	1,361	1,901
Deferred income taxes	259	1,448
Disposal of property, plant and equipment	—	6
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(25,569)	(20,810)
Inventories, net	(6,891)	7,434
Other current and noncurrent assets	735	2,376
Accounts payable	(2,915)	425
Accrued expenses	(526)	6,840
Other current and noncurrent liabilities	(1,640)	325

Net cash (used in) provided by operating activities	(16,414)	21,224

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,431)	(9,894)
Purchase of businesses, net of cash acquired	—	(1,750)

Net cash used in investing activities	(9,431)	(11,644)

Cash flows from financing activities:
Proceeds from revolving credit facility	43,778	7,000
Payments on revolving credit facility	(24,671)	(13,000)
Payments on capital lease obligations	(12)	(12)
Payment of debt issuance costs	(1,133)	—

Net cash provided by (used in) financing activities	17,962	(6,012)

Effect of exchange rate changes on cash and cash equivalents	33	(1,468)
Net change in cash and cash equivalents	(7,850)	2,100

Cash and cash equivalents, beginning of period	24,024	33,318

Cash and cash equivalents, end of period	$16,174	$35,418

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
The accompanying unaudited consolidated financial statements included herein have been prepared by our Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with our Company’s audited financial statements and notes thereto included in our Company’s Annual Report on Form 10-K for the year ended January 1, 2011. Results for interim periods are not necessarily indicative of the results for the year.
Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s second quarter of fiscal year 2011 ended on July 2, and the second quarter of fiscal year 2010 ended on July 3.
2. Goodwill and Other Intangible Assets
Acquired intangible assets are as follows:

	July 2, 2011		January 1, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	59,180	(36,659)	59,180	(35,166)
Patents	60,345	(39,504)	60,345	(36,275)
Licensing and other	5,900	(5,900)	5,900	(5,721)

Total	$127,127	$(83,765)	$127,127	$(78,864)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

Goodwill by segment is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of July 2, 2011	$145,464	$61,464	$206,928
Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board or the FASB’s Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2010 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first two fiscal quarters of 2011, there were no indicators of impairment to goodwill and intangible assets. There were no acquisitions and no material changes to goodwill during the first two fiscal quarters of 2011.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
3. Long-Term Debt
Long-term debt consisted of the following:

	July 2, 2011	January 1, 2011
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	58,000	38,893
Capital lease obligations	90	102

Total long-term debt	408,090	388,995
Less unamortized debt discount on senior secured notes	(3,587)	(3,832)
Less current maturities of long-term debt	(58,025)	(38,917)

Long-term debt, less current portion	$346,478	$346,246

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
The ABL Facility
Concurrently with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, under which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At July 2, 2011, we had $58,000 outstanding under the ABL facility and $162,134 in availability.
Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At July 2, 2011, we had a zero balance outstanding under the Canadian ABL facility.
On May 13, 2011, our Company entered into an Amendment and Restatement Agreement, or the Amendment, among our Company, the Canadian Borrowers (as defined therein), the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent and the other agents party thereto, which amended the ABL Facility. The Amendment, among other things, reduced the interest rate applicable to loans made under the ABL Facility and amended certain covenants thereunder applicable to our Company and our subsidiaries. In addition, the Amendment extended the maturity date of loans under the ABL Facility from December 3, 2013 to May 13, 2016; provided that if the Credit and Guaranty Agreement, dated as of December 3, 2009 among EB Sports Corp., as borrower, RBG Holdings Corp., as guarantor, Wachovia Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto has not been repaid or refinanced prior to July 1, 2015 with a new credit agreement that meets certain criteria set forth in the ABL Facility, the loans under the ABL Facility will mature on July 1, 2015.
The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans, in each case, plus an applicable margin (and plus an additional 2.0% in the case of protective advances). The applicable margin percentage for the ABL Facility, as amended by the Amendment, ranges between 1.5% and 2.5% for LIBOR or CDOR and 0.5% and 1.5% for the base rate, based upon our total leverage ratio as calculated under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in relation to the unutilized commitments, which ranges from 0.375% to 0.5% based upon our utilization of the ABL Facility (increasing when utilization is lower and decreasing when utilization is higher). We are also required to pay customary letter of credit fees.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of our assets or enter into merger or consolidation transactions, (4) change our business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) enter into transactions with affiliates and (10) enter into agreements that restrict dividends from subsidiaries.
In connection with the Amendment, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,133, which have been recorded as debt issuance costs. We amortized $705 and $752 of debt issuance costs during the second fiscal quarters of 2011 and 2010, respectively. For the first two fiscal quarters of 2011 and 2010, we amortized $1,456 and $1,503 of debt issuance costs, respectively.
Other
Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At July 2, 2011 and January 1, 2011, outstanding letters of credit issued under the revolving credit facilities both totaled $3,306. The amount of unused lines of credit at July 2, 2011 and January 1, 2011, were $162,134 and $162,902, respectively.
Cash payments for interest were $19,192 and $17,514 for the fiscal quarters ended July 2, 2011 and July 3, 2010, respectively. For the first two fiscal quarters of 2011 and 2010, cash payments for interest were $21,354 and $17,990, respectively.
4. Accrued Expenses
Accrued expenses consist of the following:

	July 2, 2011	January 1, 2011
Salaries, wages, commissions and bonuses	$13,047	$14,675
Advertising	4,847	5,410
Rebates	7,105	6,044
Warranty	1,897	2,434
Product liability — current portion	4,811	4,491
Royalties	310	1,830
Interest	3,085	3,689
Income taxes	3,183	1,192
Other	19,772	18,687

Total accrued expenses	$58,057	$58,452

5. Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
Inventories consisted of the following:

	July 2, 2011	January 1, 2011
Raw materials	$20,243	$19,310
Work-in-process	3,447	2,364
Finished goods	124,871	119,419

Inventories, net	$148,561	$141,093

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
6. Recent Accounting Pronouncements
In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of the new standard will not have a material impact on our Company’s consolidated financial statements.

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
Segment results for the fiscal quarter and two fiscal quarters ended July 2, 2011 and July 3, 2010, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
July 2, 2011
Net sales	$119,515	$92,398	$211,913
Income from operations	12,501	15,310	27,811
Depreciation	2,824	1,886	4,710
Capital expenditures	3,046	1,469	4,515
July 3, 2010
Net sales	$109,166	$93,591	$202,757
Income from operations	18,999	12,850	31,849
Depreciation	2,553	1,733	4,286
Capital expenditures	2,587	2,734	5,321

	Team	Action
Two Fiscal Quarters Ended	Sports	Sports	Consolidated
July 2, 2011
Net sales	$235,783	$179,528	$415,311
Income from operations	22,067	27,094	49,161
Depreciation	5,500	3,666	9,166
Capital expenditures	5,997	3,434	9,431
July 3, 2010
Net sales	$228,599	$168,262	$396,861
Income from operations	36,606	18,787	55,393
Depreciation	4,596	3,291	7,887
Capital expenditures	4,699	5,195	9,894

	Team	Action
	Sports	Sports	Consolidated
Assets
As of July 2, 2011	$624,565	$359,980	$984,545
As of January 1, 2011	599,980	364,574	964,554

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Segment income from operations	$27,811	$31,849	$49,161	$55,393
Equity compensation expense	(704)	(741)	(1,361)	(1,901)
Corporate expenses	(8,100)	(7,745)	(15,204)	(15,077)
Amortization of intangibles	(2,348)	(3,251)	(4,901)	(6,586)

Consolidated income from operations	$16,659	$20,112	$27,695	$31,829

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
In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of July 2, 2011, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company. We recently became aware of two complaints for damages filed against the National Football League and certain of our entities in the Superior Court of California by certain retired NFL players. We believe these complaints are without merit and we intend to vigorously defend against any legal actions brought against us.  Given this preliminary stage, we are unable to predict outcomes, or reasonably estimate a range of possible loss, if any. There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our product liability coverage is written under a policy expiring in January 2013 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our Company’s first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2012. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2012, for a total limit of $43,000.
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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
9. Income Taxes
Our Company recorded income tax expense of $2,717 and $4,072 for the first two fiscal quarters ended July 2, 2011, and July 3, 2010, respectively. Our Company’s effective tax rate was 48.5% for the first two fiscal quarters of 2011, as compared to 44.5% for the first two fiscal quarters of 2010. For the fiscal quarter ended July 2, 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes and the impact of enacted state tax law changes. For the fiscal quarter ended July 3, 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state income taxes.
10. Derivative Instruments and Hedging Activity
Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of July 2, 2011, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
In 2008, our Company entered an interest rate swap agreement with Wachovia Bank, N.A. The interest rate swap had an initial fixed USD LIBOR of 2.921%, and was subsequently revised to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap agreement was not designated as a hedge, and therefore, was recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income each period.
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
The swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. As the interest swap expired on April 15, 2011, the fair value of the swap was zero at July 2, 2011 and a liability of $453 at January 1, 2011, and was recorded in the current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the second fiscal quarter of 2011, interest expense reflects $379 related to the swap and a credit of $48 related to the change in the fair value of the swap. During the first two fiscal quarters of 2011, interest expense reflected $796 related to the swap and a credit of $453 related to the change in the fair value of the swap.

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
The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at July 2, 2011 and January 1, 2011 were as follows:

	July 2, 2011			January 1, 2011
		Foreign			Foreign
	U.S. Dollars	Currency		U.S. Dollars	Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$1,950	Cdn$	1,880	$4,500	Cdn$	4,476
As of July 2, 2011 and January 1, 2011, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $121 and $93, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.
The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at July 2, 2011, were as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Foreign currency exchange forward contracts	$—	$121	$—

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
The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	July 2, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liability:
9.75% Senior Secured Notes	$349,446	$388,908	$349,201	$387,158

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
11. Equity-Based Employee Compensation
On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, or Units, which are intended to be profits interests. Such Units qualify as equity instruments of our Parent. The holders of these Units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these Units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these Units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such Units to an amount commensurate with the then fair market value of a Class A Common Unit. As of July 2, 2011, there were 105,152,750.854 Units authorized for grant pursuant to the Incentive Plan.
Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses the simplified method and such factors as the market price of the underlying Units at date of issuance. No grants were issued during the second fiscal quarter of 2011.
Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of July 2, 2011, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and first two fiscal quarters of 2011 and 2010 as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Equity compensation expense	$704	$741	$1,361	$1,901

As of July 2, 2011, there was $18,386 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $3,924 related to time based vesting Units and $14,462 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.
Our Company’s Unit activity under the Incentive Plan for the first two fiscal quarters of 2011 is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Exercise Price
Outstanding at January 1, 2011	96,169,675	$1.44
Granted	5,164,254	$1.32

Outstanding at April 3, 2011	101,333,929	$1.43
Forfeited	(4,384,115)	$1.32

Outstanding at July 2, 2011	96,949,814	$1.43

Vested Units at July 2, 2011	35,588,335	$1.60

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
The following is a reconciliation of the changes in our Company’s product warranty liability:

	2011	2010
Beginning of fiscal year	$2,434	$3,242
Warranty costs incurred during the period	(2,034)	(1,953)
Warranty expense recorded during the period	1,780	1,544

End of first fiscal quarter	2,180	2,833
Warranty costs incurred during the period	(1,257)	(1,201)
Warranty expense recorded during the period	974	1,133

End of second fiscal quarter	$1,897	$2,765

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
Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. For the second fiscal quarters of 2011 and 2010, rent payments pursuant to such affiliate leases were $297 and $288, respectively. For the first two fiscal quarters of 2011 and 2010, rent payments pursuant to such affiliate leases were $594 and $576, respectively.

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
Effective August 2008, our Parent has agreed to compensate Richard Wenz, a member of the board of managers of our Parent and the board of directors of our Company, for his services as Chair of our Company’s Audit Committee. Mr. Wenz is paid an annual compensation of $50 for his services.
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
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Issuer, (ii) Guarantors, (iii) Non-Guarantors and (iv) Eliminations to arrive at the information for our Company on a consolidated basis at July 2, 2011 and for the second fiscal quarter of 2011, the first two fiscal quarters of 2011 and the respective comparable periods for fiscal 2010. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
July 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,334	$3,501	$8,339	$—	$16,174
Accounts receivable, net	—	209,429	33,062	—	242,491
Inventories, net	—	123,608	24,953	—	148,561
Prepaid expenses	1,158	2,331	1,095	—	4,584
Deferred taxes	—	15,983	—	—	15,983
Other current assets	—	7,946	2,549	—	10,495

Total current assets	5,492	362,798	69,998	—	438,288
Property, plant and equipment, net	22,673	26,437	1,024	—	50,134
Deferred financing fees, net	13,805	—	—	—	13,805
Investments and intercompany receivables	386,354	27,516	103,366	(517,236)	—
Intangible assets, net	—	268,663	5,483	—	274,146
Goodwill	16,195	185,542	5,191	—	206,928
Other assets	—	1,102	142	—	1,244

Total assets	$444,519	$872,058	$185,204	$(517,236)	$984,545

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$58,000	$—	$—	$—	$58,000
Current portion of capital lease obligations	—	25	—	—	25
Accounts payable	—	62,453	7,875	—	70,328
Accrued expenses	8,691	43,318	6,048	—	58,057

Total current liabilities	66,691	105,796	13,923	—	186,410
Long-term debt, less current portion	346,413	—	—	—	346,413
Capital lease obligations, less current portion	—	65	—	—	65
Deferred taxes	—	49,367	—	—	49,367
Other noncurrent liabilities	—	11,701	7,433	—	19,134
Long-term intercompany payables	—	388,280	89,356	(477,636)	—

Total liabilities	413,104	555,209	110,712	(477,636)	601,389
Total stockholder’s equity	31,415	316,849	74,492	(39,600)	383,156

Total liabilities and stockholder’s equity	$444,519	$872,058	$185,204	$(517,236)	$984,545

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Income
Fiscal Quarter Ended July 2, 2011

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$205,473	$27,362	$(20,922)	$211,913
Cost of sales	—	137,453	24,357	(20,922)	140,888

Gross profit	—	68,020	3,005	—	71,025
Selling, general and administrative expenses	10,293	39,373	2,352	—	52,018
Amortization of intangibles	—	2,348	—	—	2,348

(Loss) income from operations	(10,293)	26,299	653	—	16,659
Interest expense, net	10,351	745	5	—	11,101
Share of net income of subsidiaries under equity method	23,590	609	—	(24,199)	—

Income before income taxes	2,946	26,163	648	(24,199)	5,558
Income tax expense	—	2,573	39	—	2,612

Net income	$2,946	$23,590	$609	$(24,199)	$2,946

Condensed Consolidating Statement of Income
Fiscal Quarter Ended July 3, 2010

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,584	$28,605	$(9,432)	$202,757
Cost of sales	—	120,700	22,549	(9,432)	133,817

Gross profit	—	62,884	6,056	—	68,940
Selling, general and administrative expenses	10,029	34,249	1,299	—	45,577
Amortization of intangibles	—	3,251	—	—	3,251

(Loss) income from operations	(10,029)	25,384	4,757	—	20,112
Interest expense, net	10,747	419	(4)	—	11,162
Share of net income of subsidiaries under equity method	25,736	3,021	—	(28,757)	—

Income before income taxes	4,960	27,986	4,761	(28,757)	8,950
Income tax expense	—	2,250	1,740	—	3,990

Net income	$4,960	$25,736	$3,021	$(28,757)	$4,960

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Income
Two Fiscal Quarters Ended July 2, 2011

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$403,970	$43,619	$(32,278)	$415,311
Cost of sales	—	274,081	38,526	(32,278)	280,329

Gross profit	—	129,889	5,093	—	134,982
Selling, general and administrative expenses	19,595	77,962	4,829	—	102,386
Amortization of intangibles	—	4,901	—	—	4,901

(Loss) income from operations	(19,595)	47,026	264	—	27,695
Interest expense, net	21,122	967	5	—	22,094
Share of net income of subsidiaries under equity method	43,601	181	—	(43,782)	—

Income before income taxes	2,884	46,240	259	(43,782)	5,601
Income tax expense	—	2,639	78	—	2,717

Net income	$2,884	$43,601	$181	$(43,782)	$2,884

Condensed Consolidating Statement of Income
Two Fiscal Quarters Ended July 3, 2010

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$367,853	$46,410	$(17,402)	$396,861
Cost of sales	—	244,109	36,452	(17,402)	263,159

Gross profit	—	123,744	9,958	—	133,702
Selling, general and administrative expenses	19,721	71,484	4,082	—	95,287
Amortization of intangibles	—	6,586	—	—	6,586

(Loss) income from operations	(19,721)	45,674	5,876	—	31,829
Interest expense, net	22,170	507	(3)	—	22,674
Share of net income of subsidiaries under equity method	46,974	4,083	—	(51,057)	—

Income before income taxes	5,083	49,250	5,879	(51,057)	9,155
Income tax expense	—	2,276	1,796	—	4,072

Net income	$5,083	$46,974	$4,083	$(51,057)	$5,083

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended July 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,884	$43,601	$181	$(43,782)	$2,884
Non-cash adjustments	(11,883)	(15,748)	1,357	43,782	17,508
Changes in operating assets and liabilities, net of effects from purchase of businesses	(1,723)	(27,210)	(7,873)	—	(36,806)

Net cash (used in) provided by operating activities	(10,722)	643	(6,335)	—	(16,414)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,899)	(4,179)	(353)	—	(9,431)

Net cash used in investing activities	(4,899)	(4,179)	(353)	—	(9,431)
Cash flows from financing activities:
Payments on capital lease obligations	—	(12)	—	—	(12)
Proceeds from revolving credit facility, net	19,107	—	—	—	19,107
Payment of debt issuance costs	(1,133)	—	—	—	(1,133)

Net cash provided by (used in) financing activities	17,974	(12)	—	—	17,962
Effect of exchange rate changes on cash and cash equivalents	—	—	33	—	33

Increase (decrease) in cash and cash equivalents	2,353	(3,548)	(6,655)	—	(7,850)
Cash and cash equivalents, beginning of period	1,981	7,049	14,994	—	24,024

Cash and cash equivalents, end of period	$4,334	$3,501	$8,339	$—	$16,174

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Two Fiscal Quarters Ended July 3, 2010

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,083	$46,974	$4,083	$(51,057)	$5,083
Non-cash adjustments	7,266	(45,927)	7,155	51,057	19,551
Changes in operating assets and liabilities, net of effects from purchase of businesses	4,957	5,685	(14,052)	—	(3,410)

Net cash provided by (used in) operating activities	17,306	6,732	(2,814)	—	21,224
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,657)	(4,009)	(228)	—	(9,894)
Purchase of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(5,657)	(5,759)	(228)	—	(11,644)
Cash flows from financing activities:
Payments on capital lease obligations	—	(12)	—	—	(12)
Payments on revolving credit facility, net	(6,000)	—	—	—	(6,000)

Net cash used in financing activities	(6,000)	(12)	—	—	(6,012)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,468)	—	(1,468)

Increase (decrease) in cash and cash equivalents	5,649	961	(4,510)	—	2,100
Cash and cash equivalents, beginning of period	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of period	$14,996	$11,190	$9,232	$—	$35,418

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses include all operating expenses not included in cost of sales, primarily, selling, marketing, administrative payroll, research and development, legal, product liability, insurance and non-manufacturing lease expense, as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.

Factors Affecting our Business
Outlook
Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2011 may be affected by the following:
•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: reduced consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; inflation; and business disruptions due to difficulties experienced by suppliers and customers.
•	Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. We have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.
•	Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.
•	Interest Expense and Debt Repayment. In 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. As of July 2, 2011, the outstanding principal balance under the ABL Facility was $58.0 million. In addition, we have $350.0 million of outstanding principal amount of our Senior Secured Notes due December 2016, or the Notes. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.
•	Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late winter and early spring months in preparation for the spring baseball and softball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	July 2,	% of	July 3,	% of
	2011	Net Sales	2010	Net Sales
	(Dollars in millions)
Net sales	$211.9	100.0%	$202.7	100.0%
Cost of sales	140.9	66.5%	133.8	66.0%

Gross profit	71.0	33.5%	68.9	34.0%
Selling, general and administrative expenses	52.0	24.5%	45.5	22.5%
Amortization of intangibles	2.3	1.1%	3.3	1.6%

Income from operations	$16.7	7.9%	$20.1	9.9%

	Two Fiscal Quarters Ended
	July 2,	% of	July 3,	% of
	2011	Net Sales	2010	Net Sales
	(Dollars in millions)
Net sales	$415.3	100.0%	$396.9	100.0%
Cost of sales	280.3	67.5%	263.2	66.3%

Gross profit	135.0	32.5%	133.7	33.7%
Selling, general and administrative expenses	102.4	24.6%	95.3	24.0%
Amortization of intangibles	4.9	1.2%	6.6	1.7%

Income from operations	$27.7	6.7%	$31.8	8.0%

Net Sales
The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 2,	July 3,	Change		July 2,	July 3,	Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$119.5	$109.2	$10.3	9.4%	$235.8	$228.6	$7.2	3.1%
Action Sports	92.4	93.5	(1.1)	(1.2%)	179.5	168.3	11.2	6.7%

	$211.9	$202.7	$9.2	4.5%	$415.3	$396.9	$18.4	4.6%

Net sales in Team Sports and Action Sports during the second quarter of 2011 were positively impacted by favorable foreign currency exchange rate movements of $0.8 million and $1.0 million, respectively. On a constant currency basis, net sales in Team Sports increased by $9.5 million, or 8.7%, and net sales in Action Sports decreased by $2.1 million, or 2.3%.

Team Sports net sales increased primarily as a result of:
•	growth in sales of football helmets due to continued market share gains;
•	increased sales of football equipment reconditioning services due to continued market share gains;
•	higher sales of baseball bats resulting from rule changes by governing bodies of certain baseball leagues; and
•	higher sales of ice hockey sticks;
partially offset by:
•	reduced revenue for ice hockey helmets due to close-out sales in preparation for a new model release; and
•	lower sales of ball gloves.
Action Sports net sales decreased primarily as a result of:
•	reduced demand for snow helmets in the European market due to high retail inventory levels; and
•	lower sales of cycling helmets and accessories in the mass channel;
partially offset by:
•	increased sales of cycling helmets to the specialty channel;
•	growth in sales of Easton branded cycling wheels and components in the aftermarket and to OEM customers;
•	the introduction of Giro branded cycling shoes; and
•	higher sales of powersports helmets to specialty dealers due to enhanced product offerings.
Net sales in Team Sports and Action Sports during the first two fiscal quarters of 2011 were positively impacted by favorable foreign currency exchange rate movements of $1.4 million and $1.6 million, respectively. On a constant currency basis, net sales in Team Sports increased by $5.8 million, or 2.5%, and net sales in Action Sports increased by $9.6 million, or 5.7%.
Team Sports net sales increased primarily as a result of:
•	growth in sales of football helmets due to continued market share gains;
•	increased sales of football equipment reconditioning services due to continued market share gains;
•	higher sales of baseball and softball batting helmets and apparel and baseball and ice hockey protective equipment; and
•	higher sales of ice hockey skates;
partially offset by:
•	the decision to transition sales of baseball and softball bats to later in the year to better coincide with the retail selling season;
•	reduced demand for ice hockey sticks due to retail inventory levels;
•	reduced revenue for ice hockey helmets due to close-out sales in preparation for a new model release;
•	reduced sales of ball gloves; and
•	the impact of the NFL lock-out on sales of collectible / replica football products.
Action Sports net sales increased as a result of:
•	higher sales of cycling helmets and accessories;
•	increased sales of powersports helmets to specialty dealers due to enhanced product offerings;
•	growth in Easton branded cycling wheels and components in the aftermarket and to OEM customers; and
•	the introduction of Giro branded cycling shoes;

partially offset by:
•	reduced demand for snow helmets in the European market due to retail inventory levels;
•	lower sales of licensed cycling helmets and accessories in the mass channel; and
•	reduced sales of auto racing helmets and accessories due to the decision to license the Bell brand to a third-party for these products.
Cost of Sales
The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 2,	% of	July 3,	% of	July 2,	% of	July 3,	% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$77.7	65.0%	$67.5	61.8%	$156.1	66.2%	$142.8	62.5%
Action Sports	63.2	68.4%	66.3	70.9%	124.2	69.2%	120.4	71.5%

	$140.9	66.5%	$133.8	66.0%	$280.3	67.5%	$263.2	66.3%

For the second fiscal quarter and first two fiscal quarters of 2011, the increase in Team Sports cost of sales as a percentage of net sales primarily relates to:
•	transitioning the sales of higher-margin baseball and softball bats to later in the year to better coincide with the retail selling season;
•	sales growth in lower margin youth football equipment;
•	higher transportation expenses due to the rise in fuel costs; and
•	close-out sales of ice hockey products at lower margins;
partially offset by:
•	favorable foreign currency exchange rates.
For the second fiscal quarter and first two fiscal quarters of 2011, the decrease in Action Sports cost of sales as a percentage of net sales primarily relates to:
•	lower expenses for excess and obsolete inventory write-offs;
•	reduced close-out sales;
•	increased sales of higher-margin cycling helmets; and
•	favorable foreign currency exchange rates.
Gross Profit
The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	July 2,	% of	July 3,	% of	July 2,	% of	July 3,	% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$41.8	35.0%	$41.7	38.2%	$79.7	33.8%	$85.8	37.5%
Action Sports	29.2	31.6%	27.2	29.1%	55.3	30.8%	47.9	28.5%

	$71.0	33.5%	$68.9	34.0%	$135.0	32.5%	$133.7	33.7%

For the second fiscal quarter and first two fiscal quarters of 2011, the decrease in Team Sports gross margin primarily relates to:
•	transitioning the sales of higher-margin baseball and softball bats to later in the year to better coincide with the retail selling season;
•	sales growth in lower margin youth football equipment;
•	higher transportation expenses due to the rise in fuel costs; and
•	close-out sales of ice hockey products at lower margins;

partially offset by:
•	favorable foreign currency exchange rates.
For the second fiscal quarter and first two fiscal quarters of 2011, the increase in Action Sports gross margin primarily relates to:
•	lower expenses for excess and obsolete inventory write-offs;
•	reduced close-out sales;
•	increased sales of higher-margin cycling helmets; and
•	favorable foreign currency exchange rates.
Selling, General and Administrative Expenses
SG&A expenses increased $6.4 million or 14.1% for the second fiscal quarter of 2011, as compared to the second fiscal quarter of 2010. SG&A expenses increased $7.1 million or 7.5% for the first two fiscal quarters of 2011, as compared to the first two fiscal quarters of 2010. The increases for both periods relates primarily to:
•	increased variable costs to support the sales growth;
•	increased spending on marketing to enhance brand awareness;
•	higher spending on research and development to enhance product offerings;
•	increased depreciation expense related to capital expenditures for information technology and facilities improvements;
•	re-establishment of the 401(k) plan company match in 2011; and
•	2010 benefitting from a non-recurring credit related to a mark-to-market adjustment for foreign currency exchange forward contracts;
partially offset by:
•	lower equity compensation expense.
SG&A expenses for the first two fiscal quarters of 2011 also reflect increased compensation expense due to the first fiscal quarter of 2010 benefitting from temporary pay cuts.
Amortization of Intangibles
Amortization of intangibles was $2.3 million for the second fiscal quarter of 2011, as compared to $3.3 million for the second fiscal quarter of 2010. For the first two fiscal quarters of 2011, amortization of intangibles was $4.9 million, as compared to $6.6 million for the first two fiscal quarters of 2010. The decrease for both periods is due to certain intangible assets in the Team Sports segment becoming fully amortized in 2011.
Interest Expense
Interest expense decreased $0.1 million during the second fiscal quarter of 2011, as compared to the second fiscal quarter of 2010. For the first two fiscal quarters of 2011, interest expense decreased $0.6 million, as compared to the first two fiscal quarters of 2010. The decrease for both periods relates to a favorable adjustment to reflect the change in the fair value of the interest rate swap and a decrease in interest rates in 2011 for the revolving credit facility, partially offset by costs incurred related to the amendment to the ABL Facility.
Income Tax Expense
Income tax expense was $2.6 million and $4.0 million for the second fiscal quarters of 2011 and 2010, respectively. The effective tax rate was 47.0% for the second fiscal quarter of 2011, as compared to 44.6% for the second fiscal quarter of 2010. Income tax expense was $2.7 million and $4.1 million for the first two fiscal quarters of 2011 and 2010, respectively. The effective tax rate was 48.5% for the first two fiscal quarters of 2011, as compared to 44.5% for the first two fiscal quarters of 2010. For the second fiscal quarter and the first two fiscal quarters of 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes and the impact of enacted state tax law changes. For the second fiscal quarter and the first two fiscal quarters of 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily from the ABL Facility (see Note 3 to the Consolidated Financial Statements hereinabove). The cash generated from operating activities, the issuance of the Notes offered on December 3, 2009, and the availability under the ABL Facility are our principal sources of liquidity. Each is described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot guarantee that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL Facility in an amount sufficient to enable us to repay our indebtedness, including our Notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control of our Company, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the ABL Facility or our Notes, on commercially reasonable terms or at all.
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
Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 51.4% at July 2, 2011, as compared to 50.5% at January 1, 2011. The increase was primarily attributable to the increase in debt, partially offset by the increase in retained earnings and the positive effect of the foreign currency translation adjustment on stockholder’s equity.
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
The ABL Facility
Concurrently with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, under which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At July 2, 2011, we had $58,000 outstanding under the ABL facility and $162,134 in availability.
Certain of the Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At July 2, 2011, we had a zero balance outstanding under the Canadian ABL facility.
On May 13, 2011, our Company entered into an Amendment and Restatement Agreement, or the Amendment, among our Company, the Canadian Borrowers (as defined therein), the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent and the other agents party thereto, which amended the ABL Facility. The Amendment, among other things, reduced the interest rate applicable to loans made under the ABL Facility and amended certain covenants thereunder applicable to our Company and our subsidiaries. In addition, the Amendment extended the maturity date of loans under the ABL Facility from December 3, 2013 to May 13, 2016; provided that if the Credit and Guaranty Agreement, dated as of December 3, 2009 among EB Sports Corp., as borrower, RBG Holdings Corp., as guarantor, Wachovia Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto has not been repaid or refinanced prior to July 1, 2015 with a new credit agreement that meets certain criteria set forth in the ABL Facility, the loans under the ABL Facility will mature on July 1, 2015.

The interest rates per annum applicable to the loans under the ABL Facility, other than swingline loans and protective advances, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, a U.S. base rate or LIBOR, and (2) in the case of Canadian dollar denominated loans, a Canadian base rate or CDOR. Swingline loans and protective advances bear interest at the U.S. base rate for U.S. dollar denominated loans and the Canadian base rate for Canadian dollar denominated loans, in each case, plus an applicable margin (and plus an additional 2.0% in the case of protective advances). The applicable margin percentage for the ABL Facility, as amended by the Amendment, ranges between 1.5% and 2.5% for LIBOR or CDOR and 0.5% and 1.5% for the base rate, based upon our total leverage ratio as calculated under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee, in relation to the unutilized commitments, which ranges from 0.375% to 0.5% based upon our utilization of the ABL Facility (increasing when utilization is lower and decreasing when utilization is higher). We are also required to pay customary letter of credit fees.
The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of our assets or enter into merger or consolidation transactions, (4) change our business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) enter into transactions with affiliates and (10) enter into agreements that restrict dividends from subsidiaries.
Sources and Uses of Our Cash
Cash used in operating activities was $16.4 million for the first two fiscal quarters of 2011, as compared to $21.2 million of cash provided by operating activities during the first two fiscal quarters of 2010. The increase in cash used in operating activities primarily reflects (i) higher accounts receivable due to the increase in net sales and the timing of those sales and (ii) higher inventory from purchases made to support sales anticipated or scheduled in 2011, (iii) lower accounts payable and accrued expenses and (iv) lower current and noncurrent liabilities.
We had $251.9 million in working capital as of July 2, 2011, as compared to $242.6 million at January 1, 2011. The $9.3 million increase in working capital primarily results from the increase in accounts receivable and inventory, partially offset by the decrease in cash and cash equivalents and the increase in revolver borrowings.
Cash used in investing activities was $9.4 million for the first two fiscal quarters of 2011, as compared to $11.6 million used in the first two fiscal quarters of 2010. The primary reason for the difference is that the first two fiscal quarters of 2010 includes $1.8 million in cash payments for the purchase of businesses, while no businesses were purchased in 2011.
Cash provided by financing activities was $18.0 million for the first two fiscal quarters of 2011, as compared to $6.0 million of cash used in the first two fiscal quarters of 2010. The primary reason for the difference is that the first two fiscal quarters of 2011 reflect $19.1 million of net proceeds from borrowings on the ABL Facility, whereas the first two fiscal quarters of 2010 reflect $6.0 million of net payments on the ABL Facility. In addition, the first two fiscal quarters of 2011 reflect $1.1 million of debt issuance costs, paid in conjunction with the Amendment.

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
Most of what we purchase from Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have an immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.
We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At July 2, 2011, there were foreign currency exchange forward contracts in effect for the purchase of United States $2.0 million aggregated notional amounts, or approximately Cdn $1.9 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at July 2, 2011, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected third quarter 2011 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.
Interest Rate Risk
We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. As of July 2, 2011, the outstanding principal balance under the ABL Facility was $58.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate applicable to the ABL Facility balance of $58.0 million would have resulted in approximately a $0.1 million increase in interest expense for the quarter ended July 2, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of July 2, 2011, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot be determined. Our management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. In addition, we recently became aware of two complaints for damages filed against the National Football League and certain of our entities in the Superior Court of California by certain retired NFL players. We believe these complaints are without merit and we intend to vigorously defend against any legal actions brought against us. Given this preliminary stage, we are unable to predict outcomes, or reasonably estimate a range of possible loss, if any. We maintain primary and excess product liability insurance coverage for such claims under various policies.
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

EASTON-BELL SPORTS, INC.
Registrant

Dated: August 16, 2011	/s/ Paul E. Harrington Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2011	/s/ Mark A. Tripp Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)