Form 10-Q
period 2011-10-01
EASTON-BELL SPORTS, INC.
filed 2011-11-15
CIK 1322739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
As of November 15, 2011, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE
The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of October 1, 2011 (unaudited) and January 1, 2011	4

Consolidated Statements of Income and Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended October 1, 2011 (unaudited) and October 2, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended October 1, 2011 (unaudited) and October 2, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 6. Exhibits	40

SIGNATURES	41

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	October 1,	January 1,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,641	$24,024
Accounts receivable, net	231,933	216,166
Inventories, net	145,411	141,093
Prepaid expenses	3,838	7,080
Deferred taxes	15,976	16,254
Other current assets	9,299	8,483

Total current assets	430,098	413,100
Property, plant and equipment, net	52,724	49,736
Deferred financing fees, net	13,147	14,248
Intangible assets, net	271,807	279,047
Goodwill	206,928	206,928
Other assets	1,654	1,495

Total assets	$976,358	$964,554

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$36,000	$38,893
Current portion of capital lease obligations	25	24
Accounts payable	66,509	73,148
Accrued expenses	71,754	58,452

Total current liabilities	174,288	170,517
Long-term debt, less current portion	346,541	346,168
Capital lease obligations, less current portion	59	78
Deferred taxes	52,292	49,379
Other noncurrent liabilities	18,516	20,774

Total liabilities	591,696	586,916

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at October 1, 2011 and January 1, 2011	—	—
Additional paid-in capital	362,810	360,223
Retained earnings	22,963	15,401
Accumulated other comprehensive (loss) income	(1,111)	2,014

Total stockholder’s equity	384,662	377,638

Total liabilities and stockholder’s equity	$976,358	$964,554

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales	$212,467	$198,834	$627,778	$595,695
Cost of sales	136,808	129,245	417,137	392,403

Gross profit	75,659	69,589	210,641	203,292
Selling, general and administrative expenses	54,294	49,015	156,681	144,302
Amortization of intangibles	2,339	2,589	7,240	9,175

Income from operations	19,026	17,985	46,720	49,815
Interest expense, net	10,635	11,132	32,728	33,807

Income before income taxes	8,391	6,853	13,992	16,008
Income tax expense	3,713	3,863	6,430	7,935

Net income	4,678	2,990	7,562	8,073
Other comprehensive income:
Foreign currency translation adjustment	(4,398)	2,887	(3,125)	373

Comprehensive income	$280	$5,877	$4,437	$8,446

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Fiscal Quarters Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities:
Net income	$7,562	$8,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,406	21,803
Amortization of deferred financing fees and debt discount	2,487	2,591
Deferred financing fees written-off	120	—
Equity compensation expense	2,587	2,656
Deferred income taxes	3,191	3,494
Disposal of property, plant and equipment	29	6
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(16,851)	(9,924)
Inventories, net	(5,022)	870
Other current and noncurrent assets	2,267	4,738
Accounts payable	(6,482)	(8,616)
Accrued expenses	13,435	21,925
Other current and noncurrent liabilities	(2,258)	209

Net cash provided by operating activities	22,471	47,825

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,134)	(14,403)
Purchase of businesses, net of cash acquired	—	(1,750)

Net cash used in investing activities	(17,134)	(16,153)

Cash flows from financing activities:
Proceeds from revolving credit facility	43,778	7,000
Payments on revolving credit facility	(46,671)	(45,000)
Payments on capital lease obligations	(18)	(17)
Payment of debt issuance costs	(1,133)	—

Net cash used in financing activities	(4,044)	(38,017)

Effect of exchange rate changes on cash and cash equivalents	(1,676)	(413)

Net change in cash and cash equivalents	(383)	(6,758)
Cash and cash equivalents, beginning of period	24,024	33,318

Cash and cash equivalents, end of period	$23,641	$26,560

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
Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s third quarter of fiscal year 2011 ended on October 1, and the third quarter of fiscal year 2010 ended on October 2.
2. Goodwill and Other Intangible Assets
Acquired intangible assets are as follows:

	October 1, 2011		January 1, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	59,180	(37,392)	59,180	(35,166)
Patents	60,345	(41,110)	60,345	(36,275)
Licensing and other	5,900	(5,900)	5,900	(5,721)

Total	$127,127	$(86,104)	$127,127	$(78,864)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

Goodwill by segment is as follows:

	Team	Action
	Sports	Sports	Consolidated
Balance as of October 1, 2011	$145,464	$61,464	$206,928
Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board or the FASB’s Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2010 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first three fiscal quarters of 2011, there were no indicators of impairment to goodwill and intangible assets. There were no acquisitions and no material changes to goodwill during the first three fiscal quarters of 2011.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
3. Long-Term Debt
Long-term debt consisted of the following:

	October 1, 2011	January 1, 2011
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	36,000	38,893
Capital lease obligations	84	102

Total long-term debt	386,084	388,995
Less unamortized debt discount on senior secured notes	(3,459)	(3,832)
Less current maturities of long-term debt	(36,025)	(38,917)

Long-term debt, less current portion	$346,600	$346,246

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
The ABL Facility
Concurrently with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, under which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At October 1, 2011, we had $36,000 outstanding under the ABL facility and $174,708 in availability.
Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At October 1, 2011, we had a zero balance outstanding under the Canadian ABL facility.
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
In connection with the Amendment, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,282, which have been recorded as debt issuance costs. We amortized $657 and $751 of debt issuance costs during the third fiscal quarters of 2011 and 2010, respectively. For the first three fiscal quarters of 2011 and 2010, we amortized $2,113 and $2,255 of debt issuance costs, respectively, which is included in Interest expense, net.
Other
Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At October 1, 2011 and January 1, 2011, outstanding letters of credit issued under the revolving credit facilities both totaled $3,306. The amount of unused lines of credit at October 1, 2011 and January 1, 2011, were $174,708 and $162,902, respectively.
Cash payments for interest were $1,146 and $5,546 for the fiscal quarters ended October 1, 2011 and October 2, 2010, respectively. For the first three fiscal quarters of 2011 and 2010, cash payments for interest were $22,500 and $23,536, respectively.
4. Accrued Expenses
Accrued expenses consist of the following:

	October 1, 2011	January 1, 2011
Salaries, wages, commissions and bonuses	$15,159	$14,675
Advertising	5,610	5,410
Rebates	7,204	6,044
Warranty	2,237	2,434
Product liability — current portion	4,744	4,491
Royalties	1,134	1,830
Interest	11,790	3,689
Income taxes	4,068	1,192
Other	19,808	18,687

Total accrued expenses	$71,754	$58,452

5. Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.
Inventories consisted of the following:

	October 1, 2011	January 1, 2011
Raw materials	$19,177	$19,310
Work-in-process	3,483	2,364
Finished goods	122,751	119,419

Inventories, net	$145,411	$141,093

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
6. Recent Accounting Pronouncements
In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of other comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of the new standard will not have a material impact on our Company’s consolidated financial statements as we currently show comprehensive income as a continuous statement with our Statement of Income.
In September 2011, the FASB issued an amendment to simplify how an entity is required to test goodwill for impairment. Under this amendment, an entity has the option to first assess qualitative factors to determine whether it is more likely than not, that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not, that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is necessary; otherwise no further testing is necessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these amendments will not have a material impact on our Company’s consolidated financial statements.

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
Segment results for the fiscal quarter and three fiscal quarters ended October 1, 2011 and October 2, 2010, respectively, are as follows:

	Team	Action
Fiscal Quarter Ended	Sports	Sports	Consolidated
October 1, 2011
Net sales	$116,675	$95,792	$212,467
Income from operations	16,782	14,412	31,194
Depreciation	2,914	2,086	5,000
Capital expenditures	3,429	4,274	7,703
October 2, 2010
Net sales	$102,515	$96,319	$198,834
Income from operations	13,027	17,009	30,036
Depreciation	2,698	2,043	4,741
Capital expenditures	1,958	2,551	4,509

	Team	Action
Three Fiscal Quarters Ended	Sports	Sports	Consolidated
October 1, 2011
Net sales	$352,458	$275,320	$627,778
Income from operations	38,849	41,506	80,355
Depreciation	8,414	5,752	14,166
Capital expenditures	9,426	7,708	17,134
October 2, 2010
Net sales	$331,114	$264,581	$595,695
Income from operations	49,633	35,796	85,429
Depreciation	7,294	5,334	12,628
Capital expenditures	6,657	7,746	14,403

	Team	Action
	Sports	Sports	Consolidated
Assets
As of October 1, 2011	$616,427	$359,931	$976,358
As of January 1, 2011	599,980	364,574	964,554

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Segment income from operations	$31,194	$30,036	$80,355	$85,429
Equity compensation expense	(1,226)	(755)	(2,587)	(2,656)
Corporate expenses	(8,603)	(8,707)	(23,808)	(23,783)
Amortization of intangibles	(2,339)	(2,589)	(7,240)	(9,175)

Consolidated income from operations	$19,026	$17,985	$46,720	$49,815

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
In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of October 1, 2011, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company. There are four complaints for damages filed against the National Football League and certain of our entities by groups of retired NFL players. Three of these suits are now pending in the Federal District Court in Los Angeles, and the fourth is filed in the Los Angeles Superior Court. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our Company’s product liability coverage is written under a policy expiring in January 2013 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our Company’s first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2012. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2012, for a total limit of $43,000.
Litigation and Other Contingencies
Our Company is also involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment on the issue of liability in this suit. Liability and damages are bifurcated proceedings in Canada, and we are now beginning the damages phase of this proceeding. It is not possible to accurately estimate any potential resulting monetary liability at this time because the documents necessary to establish an accurate assessment of any potential liability have not been disclosed to us. However, our management believes that this claim will not be material to our business or financial condition.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
9. Income Taxes
Our Company recorded income tax expense of $6,430 and $7,935 for the first three fiscal quarters ended October 1, 2011, and October 2, 2010, respectively. Our Company’s effective tax rate was 46.0% for the first three fiscal quarters of 2011, as compared to 49.6% for the first three fiscal quarters of 2010. For the first three fiscal quarters of 2011 and 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state income taxes.
10. Derivative Instruments and Hedging Activity
Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of October 1, 2011, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.
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
The swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. As the interest swap expired on April 15, 2011, the fair value of the swap was zero at October 1, 2011 and a liability of $453 at January 1, 2011, and was recorded in the current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the first three fiscal quarters of 2011, interest expense reflected $796 related to the swap and a credit of $453 related to the change in the fair value of the swap.

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
The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at October 1, 2011 and January 1, 2011 were as follows:

	October 1, 2011		January 1, 2011
		Foreign		Foreign
	U.S. Dollars	Currency	U.S. Dollars	Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$550	Cdn $571	$4,500	Cdn $4,476
As of October 1, 2011 and January 1, 2011, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented an asset of $13 and a liability of $93, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.
The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at October 1, 2011, were as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency exchange forward contracts	$—	$13	$—

Liabilities:
None	$—	$—	$—

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
The estimated fair values of our Company’s long-term debt including accrued interest were as follows:

	October 1, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liability:
9.75% Senior Secured Notes	$358,200	$377,409	$349,201	$387,158

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
11. Equity-Based Employee Compensation
On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, or Units, which are intended to be profits interests. Such Units qualify as equity instruments of our Parent. The holders of these Units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these Units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these Units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such Units to an amount commensurate with the then fair market value of a Class A Common Unit. As of October 1, 2011, there were 110,152,750.854 Units authorized for grant pursuant to the Incentive Plan.
Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses the simplified method and such factors as the market price of the underlying Units at date of issuance. For grants issued during the third fiscal quarter of 2011, an exercise price of $1.32 was used. The weighted average grant date fair value of Units granted during the third fiscal quarter of 2011 amounted to $0.22.
During the fiscal quarter ended October 1, 2011, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Fiscal Quarter Ended
October 1, 2011
Expected term	2 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	0.06%
Expected volatility(1)	50.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.
Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of October 1, 2011, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.
Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and first three fiscal quarters of 2011 and 2010 as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Equity compensation expense Consolidated income from operations	$1,226	$755	$2,587	$2,656

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
As of October 1, 2011, there was $18,097 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $3,767 related to time based vesting Units and $14,330 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.
Our Company’s Unit activity under the Incentive Plan for the first three fiscal quarters of 2011 is as follows:

		Weighted Average
	Number of	Grant Date
	Units	Exercise Price
Outstanding at January 1, 2011	96,169,675	$1.44
Granted	5,164,254	$1.32

Outstanding at April 3, 2011	101,333,929	$1.43
Forfeited	(4,384,115)	$1.32

Outstanding at July 2, 2011	96,949,814	$1.44
Granted	5,289,336	$1.32
Forfeited	(72,599)	$2.14

Outstanding at October 1, 2011	102,166,551	$1.43

Vested Units at October 1, 2011	37,759,616	$1.59

12. Warranty Obligations
Our Company records a product warranty expense accrual at the time of sale based on the Company’s historical experience related to warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, replacement product costs or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.
The following is a reconciliation of the changes in our Company’s product warranty liability:

	2011	2010
Beginning of fiscal year	$2,434	$3,242
Warranty costs incurred during the period	(2,034)	(1,953)
Warranty expense recorded during the period	1,780	1,544

End of first fiscal quarter	2,180	2,833
Warranty costs incurred during the period	(1,257)	(1,201)
Warranty expense recorded during the period	974	1,133

End of second fiscal quarter	1,897	2,765
Warranty costs incurred during the period	(837)	(717)
Warranty expense recorded during the period	1,177	622

End of third fiscal quarter	$2,237	$2,670

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
Our Company has entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which our Company is to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (1) March 16, 2016, (2) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (3) the effectiveness of any initial public offering by Easton Technical Products, Inc. and (4) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.
Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. For the third fiscal quarters of 2011 and 2010, rent payments pursuant to such affiliate leases were $297 and $288, respectively. For the first three fiscal quarters of 2011 and 2010, rent payments pursuant to such affiliate leases were $890 and $864, respectively.
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
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) Eliminations to arrive at the information for our Company on a consolidated basis at October 1, 2011 and for the third fiscal quarter of 2011, the first three fiscal quarters of 2011 and the respective comparable periods for fiscal 2010. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Balance Sheet
October 1, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,621	$4,467	$12,553	$—	$23,641
Accounts receivable, net	—	202,370	29,563	—	231,933
Inventories, net	—	125,859	19,552	—	145,411
Prepaid expenses	1,573	1,356	909	—	3,838
Deferred taxes	—	15,976	—	—	15,976
Other current assets	—	7,126	2,173	—	9,299

Total current assets	8,194	357,154	64,750	—	430,098
Property, plant and equipment, net	23,185	28,649	890	—	52,724
Deferred financing fees, net	13,147	—	—	—	13,147
Investments and intercompany receivables	372,539	33,163	108,334	(514,036)	—
Intangible assets, net	—	266,371	5,436	—	271,807
Goodwill	16,195	185,542	5,191	—	206,928
Other assets	444	1,087	123	—	1,654

Total assets	$433,704	$871,966	$184,724	$(514,036)	$976,358

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$36,000	$—	$—	$—	$36,000
Current portion of capital lease obligations	—	25	—	—	25
Accounts payable	—	62,715	3,794	—	66,509
Accrued expenses	18,523	47,302	5,929	—	71,754

Total current liabilities	54,523	110,042	9,723	—	174,288
Long-term debt, less current portion	346,541	—	—	—	346,541
Capital lease obligations, less current portion	—	59	—	—	59
Deferred taxes	—	52,292	—	—	52,292
Other noncurrent liabilities	—	11,083	7,433	—	18,516
Long-term intercompany payables	—	379,738	97,898	(477,636)	—

Total liabilities	401,064	553,214	115,054	(477,636)	591,696
Total stockholder’s equity	32,640	318,752	69,670	(36,400)	384,662

Total liabilities and stockholder’s equity	$433,704	$871,966	$184,724	$(514,036)	$976,358

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Income
Fiscal Quarter Ended October 1, 2011

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$199,771	$23,343	$(10,647)	$212,467
Cost of sales	—	127,642	19,813	(10,647)	136,808

Gross profit	—	72,129	3,530	—	75,659
Selling, general and administrative expenses	11,214	40,289	2,791	—	54,294
Amortization of intangibles	—	2,339	—	—	2,339

(Loss) income from operations	(11,214)	29,501	739	—	19,026
Interest expense, net	9,980	650	5	—	10,635
Share of net income of subsidiaries under equity method	25,872	734	—	(26,606)	—

Income before income taxes	4,678	29,585	734	(26,606)	8,391
Income tax expense	—	3,713	—	—	3,713

Net income	$4,678	$25,872	$734	$(26,606)	$4,678

Condensed Consolidating Statement of Income
Fiscal Quarter Ended October 2, 2010

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,848	$24,019	$(9,033)	$198,834
Cost of sales	—	119,694	18,584	(9,033)	129,245

Gross profit	—	64,154	5,435	—	69,589
Selling, general and administrative expenses	11,021	35,148	2,846	—	49,015
Amortization of intangibles	—	2,589	—	—	2,589

(Loss) income from operations	(11,021)	26,417	2,589	—	17,985
Interest expense, net	10,774	356	2	—	11,132
Share of net income of subsidiaries under equity method	24,785	2,136	—	(26,921)	—

Income before income taxes	2,990	28,197	2,587	(26,921)	6,853
Income tax expense	—	3,412	451	—	3,863

Net income	$2,990	$24,785	$2,136	$(26,921)	$2,990

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Income
Three Fiscal Quarters Ended October 1, 2011

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$603,741	$66,962	$(42,925)	$627,778
Cost of sales	—	401,723	58,339	(42,925)	417,137

Gross profit	—	202,018	8,623	—	210,641
Selling, general and administrative expenses	30,809	118,252	7,620	—	156,681
Amortization of intangibles	—	7,240	—	—	7,240

(Loss) income from operations	(30,809)	76,526	1,003	—	46,720
Interest expense, net	31,101	1,617	10	—	32,728
Share of net income of subsidiaries under equity method	69,472	915	—	(70,387)	—

Income before income taxes	7,562	75,824	993	(70,387)	13,992
Income tax expense	—	6,352	78	—	6,430

Net income	$7,562	$69,472	$915	$(70,387)	$7,562

Condensed Consolidating Statement of Income
Three Fiscal Quarters Ended October 2, 2010

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$551,701	$70,429	$(26,435)	$595,695
Cost of sales	—	363,802	55,036	(26,435)	392,403

Gross profit	—	187,899	15,393	—	203,292
Selling, general and administrative expenses	30,742	106,632	6,928	—	144,302
Amortization of intangibles	—	9,175	—	—	9,175

(Loss) income from operations	(30,742)	72,092	8,465	—	49,815
Interest expense, net	32,945	863	(1)	—	33,807
Share of net income of subsidiaries under equity method	71,760	6,219	—	(77,979)	—

Income before income taxes	8,073	77,448	8,466	(77,979)	16,008
Income tax expense	—	5,688	2,247	—	7,935

Net income	$8,073	$71,760	$6,219	$(77,979)	$8,073

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended October 1, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$7,562	$69,472	$915	$(70,387)	$7,562
Non-cash adjustments	3,458	(47,897)	3,872	70,387	29,820
Changes in operating assets and liabilities	7,250	(16,964)	(5,197)	—	(14,911)

Net cash provided by (used in) operating activities	18,270	4,611	(410)	—	22,471
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,604)	(7,175)	(355)	—	(17,134)

Net cash used in investing activities	(9,604)	(7,175)	(355)	—	(17,134)
Cash flows from financing activities:
Payments on capital lease obligations	—	(18)	—	—	(18)
Payments on revolving credit facility, net	(2,893)	—	—	—	(2,893)
Payment of debt issuance costs	(1,133)	—	—	—	(1,133)

Net cash used in financing activities	(4,026)	(18)	—	—	(4,044)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,676)	—	(1,676)

Increase (decrease) in cash and cash equivalents	4,640	(2,582)	(2,441)	—	(383)
Cash and cash equivalents, beginning of period	1,981	7,049	14,994	—	24,024

Cash and cash equivalents, end of period	$6,621	$4,467	$12,553	$—	$23,641

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited and amounts in thousands, except as specified)
Condensed Consolidating Statement of Cash Flows
Three Fiscal Quarters Ended October 2, 2010

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,073	$71,760	$6,219	$(77,979)	$8,073
Non-cash adjustments	21,707	(72,311)	3,175	77,979	30,550
Changes in operating assets and liabilities, net of effects from purchase of businesses	14,575	8,394	(13,767)	—	9,202

Net cash provided by (used in) operating activities	44,355	7,843	(4,373)	—	47,825
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,069)	(7,131)	(203)	—	(14,403)
Purchases of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(7,069)	(8,881)	(203)	—	(16,153)
Cash flows from financing activities:
Payments on capital lease obligations	—	(17)	—	—	(17)
Payments on revolving credit facility, net	(38,000)	—	—	—	(38,000)

Net cash used in financing activities	(38,000)	(17)	—	—	(38,017)
Effect of exchange rate changes on cash and cash equivalents	—	—	(413)	—	(413)

Decrease in cash and cash equivalents	(714)	(1,055)	(4,989)	—	(6,758)
Cash and cash equivalents, beginning of period	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of period	$8,633	$9,174	$8,753	$—	$26,560

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

We sell our products through diverse channels of distribution including: (1) specialty retailers that cater to sports enthusiasts who typically seek premium products at the highest performance levels, (2) national and regional full-line sporting goods retailers and distributors, (3) institutional buyers such as educational institutions and athletic leagues and (4) mass retailers that offer a focused selection of products at entry-level and mid-level price points. As a function of our flexible, low fixed-cost production model, we are able to leverage the expertise of our vendor partners in order to reduce the overhead and capital intensity generally associated with manufacturing.
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
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit margin and selling, general and administrative expenses.
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

Factors Affecting our Business
Outlook
Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2011 may be affected by the following:
•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: reduced consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; inflation; and business disruptions due to difficulties experienced by suppliers and customers.
•	Retail Market Conditions. As a result of the slowing worldwide economic conditions, the retail market for sports equipment has slowed and is extremely competitive, with strong pressure from retailers for lower prices. We have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.
•	Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party vendors in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.
•	Interest Expense and Debt Repayment. In 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we entered into a $250.0 million senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Subsidiary Guarantors (as defined therein), with the lenders party thereto, or the ABL Facility. As of October 1, 2011, the outstanding principal balance under the ABL Facility was $36.0 million. In addition, we have $350.0 million of outstanding principal amount of our Senior Secured Notes due December 2016, or the Notes. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.
•	Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late winter and early spring months in preparation for the spring baseball and softball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates estimates, including those related to reserves, intangible assets, income taxes and contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Accounts Receivable and Allowances. We review the financial condition and creditworthiness of potential customers prior to contracting for sales and record accounts receivable at their face value upon completion of the sale to our customers. We record an allowance for doubtful accounts based upon management’s estimate of the amount of uncollectible receivables. This estimate is based upon prior experience including historic losses as well as current economic conditions. The estimates can be affected by changes in the retail industry, customer credit issues and customer bankruptcies. Because we cannot predict future changes in the retail industry and financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required. In the event we determine that a smaller or larger allowance is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which such a determination is made. Uncollectible receivables are written-off once management has determined that further collection efforts will not be successful. We generally do not require collateral from our customers.
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
Long-lived and intangible assets. We follow the current accounting guidance relating to goodwill and trademarks, which have indefinite lives and are not amortized. The carrying values of all long-lived assets, excluding goodwill and indefinite lived intangibles, are reviewed for impairment in accordance with current accounting guidelines whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable (such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate). An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent that the carrying value exceeds the fair value. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. These estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in general economic conditions, customer requirements and our business model.

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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Quarter Ended
	October 1,	% of	October 2,	% of
	2011	Net Sales	2010	Net Sales
	(Dollars in millions)
Net sales	$212.5	100.0%	$198.8	100.0%
Cost of sales	136.8	64.4%	129.2	65.0%

Gross profit	75.7	35.6%	69.6	35.0%
Selling, general and administrative expenses	54.3	25.6%	49.0	24.6%
Amortization of intangibles	2.4	1.1%	2.6	1.3%

Income from operations	$19.0	8.9%	$18.0	9.1%

	Three Fiscal Quarters Ended
	October 1,	% of	October 2,	% of
	2011	Net Sales	2010	Net Sales
	(Dollars in millions)
Net sales	$627.8	100.0%	$595.7	100.0%
Cost of sales	417.1	66.4%	392.4	65.9%

Gross profit	210.7	33.6%	203.3	34.1%
Selling, general and administrative expenses	156.7	25.0%	144.3	24.2%
Amortization of intangibles	7.3	1.2%	9.2	1.5%

Income from operations	$46.7	7.4%	$49.8	8.4%

Net Sales
The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 1,	October 2,	Change		October 1,	October 2,	Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$116.7	$102.5	$14.2	13.9%	$352.5	$331.1	$21.4	6.5%
Action Sports	95.8	96.3	(0.5)	(0.5%)	275.3	264.6	10.7	4.0%

	$212.5	$198.8	$13.7	6.9%	$627.8	$595.7	$32.1	5.4%

Net sales in Team Sports and Action Sports during the third quarter of 2011 were positively impacted by favorable foreign currency exchange rate movements of $0.9 million and $0.5 million, respectively. On a constant currency basis, net sales in Team Sports increased by $13.3 million, or 13.0%, and net sales in Action Sports decreased by $1.0 million, or 1.0%.

Team Sports net sales increased primarily as a result of:
•	growth in sales of football helmets due to continued market share gains;
•	the decision to transition sales of baseball and softball products to later in the year to better coincide with the retail selling season, and higher sales of baseball bats resulting from rule changes by governing bodies of certain baseball leagues;
•	higher sales of ice hockey sticks due to the recent new product launch, and
•	new football apparel product offerings;
partially offset by:
•	lower sales of football equipment reconditioning services due to the timing of when services were performed, and
•	closeout sales of ice hockey skates and protective equipment.
Action Sports net sales decreased primarily as a result of:
•	reduced demand for snow helmets in the European market due to high retail inventory levels;
partially offset by:
•	the introduction of Giro branded cycling shoes;
•	higher sales of snow goggles driven by strong preseason orders, and
•	growth in sales of Easton branded cycling wheels and components in the aftermarket and to OEM customers.
Net sales in Team Sports and Action Sports during the first three fiscal quarters of 2011 were positively impacted by favorable foreign currency exchange rate movements of $2.3 million and $2.1 million, respectively. On a constant currency basis, net sales in Team Sports increased by $19.0 million, or 5.7%, and net sales in Action Sports increased by $8.7 million or 3.3%.
Team Sports net sales increased primarily as a result of:
•	growth in sales of football helmets due to continued market share gains;
•	higher sales of baseball bats resulting from new products and rule changes by governing bodies of certain baseball leagues;
•	higher sales of ice hockey sticks due to the recent new product launch;
•	higher sales of batting helmets due to the popularity of new product offerings, and
•	increased sales of baseball and softball apparel;
partially offset by:
•	closeout sales of ice hockey equipment.
Action Sports net sales increased primarily as a result of:
•	higher sales of cycling helmets and accessories;
•	the introduction of Giro branded cycling shoes;
•	growth in sales of Easton branded cycling wheels and components in the aftermarket and to OEM customers, and
•	increased sales of powersports helmets to specialty dealers due to enhanced product offerings;
partially offset by:
•	reduced demand for snow helmets in the European market due to high retail inventory levels;
•	lower sales of licensed cycling helmets in the mass channel, and
•	reduced sales of auto racing helmets and accessories due to the decision to license the Bell brand to a third-party for these products.

Cost of Sales
The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 1,	% of	October 2,	% of	October 1,	% of	October 2,	% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$71.7	61.4%	$63.9	62.3%	$227.8	64.6%	$206.7	62.4%
Action Sports	65.1	68.0%	65.3	67.8%	189.3	68.8%	185.7	70.2%

	$136.8	64.4%	$129.2	65.0%	$417.1	66.4%	$392.4	65.9%

For the third fiscal quarter of 2011, the decrease in Team Sports cost of sales as a percentage of sales primarily relates to:
•	improved sales mix of football helmets;
partially offset by:
•	closeout sales of ice hockey products at lower margins, and
•	higher transportation expenses due to the rise in fuel costs.
For the first three fiscal quarters of 2011, the increase in Team Sports cost of sales as a percentage of sales primarily relates to:
•	closeout sales of ice hockey products at lower margins, and
•	higher transportation expenses due to the rise in fuel costs;
partially offset by:
•	favorable foreign currency exchange rates.
For the third fiscal quarter of 2011, the increase in Action Sports cost of sales as a percentage of sales primarily relates to:
•	reduced sales of higher-margin snow helmets due to softness in the European market;
partially offset by:
•	increased sales of higher-margin cycling helmets;
•	increased sales and improved sales mix of cycling components in the aftermarket and to OEM customers;
•	higher volumes and lower closeout sales of powersports helmets, and
•	favorable foreign currency exchange rates.
For the first three fiscal quarters of 2011, the decrease in Action Sports cost of sales as a percentage of sales primarily relates to:
•	increased sales of higher-margin cycling helmets;
•	increased sales and improved sales mix of cycling components in the aftermarket and to OEM customers;
•	higher volumes and lower closeout sales of powersports helmets, and
•	favorable foreign currency exchange rates;
partially offset by:
•	reduced sales of higher-margin snow helmets due to softness in the European market.

Gross Profit
The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	October 1,	% of	October 2,	% of	October 1,	% of	October 2,	% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$45.0	38.6%	$38.6	37.7%	$124.7	35.4%	$124.4	37.6%
Action Sports	30.7	32.0%	31.0	32.2%	86.0	31.2%	78.9	29.8%

	$75.7	35.6%	$69.6	35.0%	$210.7	33.6%	$203.3	34.1%

For the third fiscal quarter of 2011, the increase in Team Sports gross margin primarily relates to:
•	improved sales mix of football helmets;
partially offset by:
•	closeout sales of ice hockey products at lower margins, and
•	higher transportation expenses due to the rise in fuel costs.
For the first three fiscal quarters of 2011, the decrease in Team Sports gross margin primarily relates to:
•	closeout sales of ice hockey products at lower margins, and
•	higher transportation expenses due to the rise in fuel costs;
partially offset by:
•	favorable foreign currency exchange rates.
For the third fiscal quarter of 2011, the decrease in Action Sports gross margin primarily relates to:
•	reduced sales of higher-margin snow helmets due to softness in the European market;
partially offset by:
•	increased sales of higher-margin cycling helmets;
•	increased sales and improved sales mix of cycling components in the aftermarket and to OEM customers;
•	higher volumes and lower closeout sales of powersports helmets, and
•	favorable foreign currency exchange rates.
For the first three fiscal quarters of 2011, the increase in Action Sports gross margin primarily relates to:
•	increased sales of higher-margin cycling helmets;
•	increased sales and improved sales mix of cycling components in the aftermarket and to OEM customers;
•	higher volumes and lower closeout sales of powersports helmets, and
•	favorable foreign currency exchange rates;
partially offset by:
•	reduced sales of higher-margin snow helmets due to softness in the European market.

Selling, General and Administrative Expenses
SG&A expenses increased $5.3 million or 10.8% for the third fiscal quarter of 2011, as compared to the third fiscal quarter of 2010. SG&A expenses increased $12.4 million or 8.6% for the first three fiscal quarters of 2011, as compared to the first three fiscal quarters of 2010. The increases for both periods relates primarily to:
•	increased variable costs to support the sales growth;
•	increased spending on marketing to enhance brand awareness;
•	higher spending on research and development to enhance product offerings;
•	increased depreciation expense related to capital expenditures for information technology and facilities improvements;
•	re-establishment of the 401(k) plan company match in 2011; and
•	2010 benefitting from a credit related to a mark-to-market adjustment for foreign currency exchange forward contracts;
SG&A expenses for the first three fiscal quarters of 2011 also reflect increased compensation expense due to the first fiscal quarter of 2010 benefitting from temporary pay cuts.
Amortization of Intangibles
Amortization of intangibles was $2.3 million for the third fiscal quarter of 2011, as compared to $2.6 million for the third fiscal quarter of 2010. For the first three fiscal quarters of 2011, amortization of intangibles was $7.2 million, as compared to $9.2 million for the first three fiscal quarters of 2010. The decrease for both periods is due to certain intangible assets in the Team Sports segment becoming fully amortized in 2011.
Interest Expense
Interest expense decreased $0.1 million during the third fiscal quarter of 2011, as compared to the third fiscal quarter of 2010. For the first three fiscal quarters of 2011, interest expense decreased $1.1 million, as compared to the first three fiscal quarters of 2010. The decrease for the first three fiscal quarters relates to a favorable adjustment to reflect the change in the fair value of the interest rate swap and a decrease in interest rates in 2011 for the revolving credit facility, partially offset by costs incurred related to the amendment to the ABL Facility.
Income Tax Expense
Income tax expense was $3.7 million and $3.9 million for the third fiscal quarters of 2011 and 2010, respectively. The effective tax rate was 44.2% for the third fiscal quarter of 2011, as compared to 56.4% for the third fiscal quarter of 2010. Income tax expense was $6.4 million and $7.9 million for the first three fiscal quarters of 2011 and 2010, respectively. The effective tax rate was 46.0% for the first three fiscal quarters of 2011, as compared to 49.6% for the first three fiscal quarters of 2010. For both the fiscal quarter and three fiscal quarters of 2011 and 2010, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense and state income taxes.
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
Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 49.9% at October 1, 2011, as compared to 50.5% at January 1, 2011. The decrease was primarily attributable to the increase in retained earnings and decrease in debt, partially offset by the negative effect of the foreign currency translation adjustment on stockholder’s equity.
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

The ABL Facility
Concurrently with the issuance of the Notes on December 3, 2009, our Company entered into a $250,000 senior secured asset-based revolving credit facility, subject to availability under each of a United States and Canadian borrowing base, under which the amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At October 1, 2011, we had $36,000 outstanding under the ABL facility and $174,708 in availability.
Certain of the Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At October 1, 2011, we had a zero balance outstanding under the Canadian ABL facility.
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
Sources and Uses of Our Cash
Cash provided by operating activities was $22.5 million for the first three fiscal quarters of 2011, as compared to $47.8 million of cash provided by operating activities during the first three fiscal quarters of 2010. The decrease in cash provided by operating activities primarily reflects (1) higher accounts receivable due to the increase in net sales and the timing of those sales and collections, (2) higher inventory from purchases made to support projected sales growth and (3) lower accrued expenses.
We had $255.8 million in working capital as of October 1, 2011, as compared to $242.6 million at January 1, 2011. The $13.2 million increase in working capital primarily results from the increase in accounts receivable and inventory, and the decrease in accounts payable, all of which were partially offset by the increase in accrued expenses.
Cash used in investing activities was $17.1 million for the first three fiscal quarters of 2011, as compared to $16.2 million used in the first three fiscal quarters of 2010. The increase related to the additional purchase of property, plant and equipment for information technology and enhancing new and existing products. Also, the first three fiscal quarters of 2010 includes $1.8 million in cash payments for the purchase of businesses, while no businesses were purchased in the first three fiscal quarters of 2011.
Cash used in financing activities was $4.0 million for the first three fiscal quarters of 2011, as compared to $38.0 million of cash used in the first three fiscal quarters of 2010. The primary reason for the difference is that the first three fiscal quarters of 2011 reflect $2.9 million of net payments on the ABL Facility, whereas the first three fiscal quarters of 2010 reflect $38.0 million of net payments on the ABL Facility. In addition, the first three fiscal quarters of 2011 reflect $1.1 million of debt issuance costs, paid in conjunction with the Amendment.

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
We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At October 1, 2011, there were foreign currency exchange forward contracts in effect for the purchase of United States $0.6 million aggregated notional amounts, or approximately Cdn $0.6 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.
Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at October 1, 2011, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected fourth quarter 2011 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.
Interest Rate Risk
We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. As of October 1, 2011, the outstanding principal balance under the ABL Facility was $36.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the current interest rate applicable to the ABL Facility balance of $36.0 million would have resulted in approximately a $0.1 million increase in interest expense for the quarter ended October 1, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 1, 2011, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various product liability claims and/or suits brought against us for claims involving damages for personal injuries or deaths. These claims allege use by claimants of products manufactured by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot be determined. Our management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. There are four complaints for damages filed against the National Football League and certain of our entities by groups of retired NFL players. Three of these suits are now pending in the Federal District Court in Los Angeles, and the fourth is filed in the Los Angeles Superior Court. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. We maintain primary and excess product liability insurance coverage for such claims under various policies.
We also are involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment on the issue of liability in this suit. Liability and damages are bifurcated proceedings in Canada, and we are now beginning the damages phase of this proceeding. It is not possible to accurately estimate any potential resulting monetary liability at this time because the documents necessary to establish an accurate assessment of any potential liability have not been disclosed to us. However, management believes that this claim will not be material to our business or financial condition.

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

EASTON-BELL SPORTS, INC.
Registrant

Dated: November 15, 2011	/s/ Paul E. Harrington Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2011	/s/ Mark A. Tripp Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)