Form 10-K
period 2011-12-31
EASTON-BELL SPORTS, INC.
filed 2012-03-27
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

At March 27, 2012, 100 shares of Easton-Bell Sports, Inc. were outstanding.

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

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2011 was comprised of 52 weeks and ended on December 31, 2011. Fiscal year 2010 was comprised of 52 weeks and ended on January 1, 2011. Fiscal year 2009 was comprised of 52 weeks and ended on January 2, 2010.

Industry Overview

Sporting Goods Industry

We compete in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to NPD Group, a consumer research firm, the worldwide retail sporting goods market was estimated at $315.0 billion in 2010. According to the Sporting Goods Manufacturers Association, or SGMA, manufacturers’ sales of sporting goods in the United States, our largest market, has grown from $48.4 billion in 2000 to $67.1 billion in 2010. The SGMA also reported that sales of sporting goods in the United States increased by 3.3% in 2010. Although sales figures for 2011 are not yet available, we believe that sales in both sports equipment and the sporting goods market increased slightly in 2011 as the markets continue to recover from the 2008-2009 recessionary period. We believe that, in the long-term, avid participants will continue to be willing to pay premium prices for high performance and enhanced-protection equipment, which should contribute to future market growth.

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

Baseball and Softball

According to the SGMA, in 2010 in the United States baseball and softball (including both fast-pitch and slow-pitch) attracted approximately 14.6 million participants and 10.8 million participants, respectively. The SGMA reports that baseball participation had increased 5.2% since 2009, while participation rates in 2010 for both fast-pitch and slow-pitch softball have decreased 9.4% and 1.1%, respectively. Wholesale shipments of baseball and softball equipment were approximately $488.0 million in 2010, as compared to $487.0 million in 2009. The SGMA estimates that about 37.1% of the expenditures in baseball and softball are related to the purchase of bats. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of travel ball, club baseball and more frequent play.

Ice Hockey

According to the SGMA, ice hockey attracted 2.1 million participants in the United States in 2010 and United States wholesale shipments of ice hockey equipment was approximately $239.0 million in 2010, representing a 7.7% increase compared to the $222.0 million of ice hockey equipment sold in 2009. We estimate that the Canadian ice hockey market is at least as large as the United States market in terms of participants and dollars spent.

Football Helmets

According to the SGMA, tackle football attracted approximately 6.9 million United States participants and total United States manufacturers’ sales of football equipment were estimated at $520.0 million in 2010, representing a 4.6% increase compared to the $497.0 million of football equipment sold in 2009. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have typically commanded higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to provide a growth opportunity.

Cycling Helmets and Related Accessories

According to the SGMA, cycling (including bicycle motocross, or BMX, road and mountain biking) attracted approximately 48.9 million participants in 2010, as compared to approximately 49.1 million in 2009. As estimated by SGMA, wholesale shipments of bicycles were approximately $1.8 billion in 2010, as compared to $1.7 billion in 2009. Cycling has become one of the most popular physical activities in the United States and many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18. Cycling continues to be influenced by increased television coverage of major events such as the Tour de France. In addition, many observers believe that cycling sales and participation rates have increased as a result of higher costs of gasoline in recent years and an increasing presence of the green movement.

The accessory segment of the United States bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, including Snowsports and Powersports

Participation in action sports, such as snowboarding has grown recently. According to the SGMA, snowboarding attracted approximately 8.2 million participants in the 2009/2010 season, as compared to approximately 7.4 million in the 2008/2009 season. The SGMA estimates that United States manufacturers’ sales of snowboarding equipment were estimated at $182.0 million in 2010, representing a 5.8% increase compared to $172.0 million in 2009. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel

According to the SGMA, wholesale spending for consumer sports apparel in the United States increased 4.8% in 2010, to approximately $29.6 billion in annual sales. The sports apparel segment is benefiting from consumers’ preference toward casual, comfortable clothing. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased price points for performance athletic apparel in recent years.

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

Our four primary brands include:

Easton. Under the Easton brand, founded in 1922, we offer baseball, softball, ice hockey and lacrosse equipment and cycling components. We believe Easton is recognized as one of the most innovative brands in the baseball, softball and ice hockey equipment industry. In Major League Baseball, or MLB, All-Star players Andre Ethier, Matt Kemp and David Ortiz wear and use the Easton brand. We believe our hockey sticks are used by more National Hockey League, or NHL, players than any other brand and that consumers choose Easton branded products due to their combination of performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes Mike Cammalleri, Taylor Hall, Zach Parise and Brad Richards who wear and use Easton hockey equipment.

Bell. Under the Bell brand, founded in 1954, we offer helmets for cycling, motorcycles (street and motorcross), skateboarding and other action sports, as well as various cycling and fitness accessories. We believe Bell is the number one brand in the United States by sales in cycling helmets and accessories. Bell branded products are used by cycling enthusiasts ranging from competitive athletes to recreational users. Consumers choose Bell branded cycling helmets due to design, fit, quality, durability and value. The Bell brand image of toughness, dependability and performance is supported through the use of Bell products by, and sponsorship of, such high-profile athletes and professional cycling teams as U.S. National Road Champion George Hincapie, Tour de France winner Cadel Evans, U.S. National Time Trial Champion Taylor Phinney and Motocross Champion James Stewart.

Giro. Under the Giro brand, founded in 1986, we offer premium helmets for cycling and various snowsports (including skiing and snowboarding), as well as various accessories, including snow goggles and cycling footwear and gloves. We believe the Giro brand is the number two brand in the United States by sales in cycling helmets (second only to Bell) and the number one brand in the United States by sales in ski and snowboard helmets. We believe that consumers are willing to pay premium prices for our Giro helmets due to Giro’s reputation for innovation as well as sleek, stylish and speed-oriented designs. The Giro brand image is reinforced through the use of Giro products by, and sponsorship of, leading professional athletes, including Tour de France winner Lance Armstrong and Winter X Games gold medal winners Gretchen Bleiler and Simon Dumont.

Riddell. The Riddell brand, founded in 1929, is one of the most recognized brands in tackle football. The Riddell branded helmet is used by numerous Division I NCAA football teams and has been the Official Helmet of the National Football League, or NFL, since 1989, resulting in significant awareness of the Riddell brand with the general public, as well as with youth leagues and high schools. Under the Riddell brand, we sell football helmets, shoulder pads and related equipment, uniforms and reconditioning services for our football and other team sports products. We also sell branded collectible products, such as replica football helmets which reflect NFL and popular collegiate team logos.

In addition to the above products, we also sell a variety of accessories, including (1) bicycle pumps, headlights, safety lights and reflectors under the Blackburn® brand (founded in 1975), (2) bicycle trailers and child carrier seats under the CoPilot® brand (founded in 2000), and (3) a full line of mats, resistance bands, kits and other fitness accessories designed primarily for strength training, yoga and pilates under the Bell and Savasa® (launched in 2004) brands. Additionally, we own the rights to use the widely recognized MacGregor® brand (exclusive of golf products), which we license to select third parties to manufacture and market footwear and other sports equipment.

Products and Services

For the period ended December 31, 2011, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain subcategories of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. For financial information on each segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 6 to our Consolidated Financial Statements contained herein.

Team Sports

Our Team Sports segment produces technologically advanced equipment and apparel for baseball, softball, ice hockey and football and also provides reconditioning services for various sporting goods.

Baseball and Softball

We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our first aluminum bat produced in 1969, our bats have featured advanced designs and materials to optimize hitting performance, feel and durability. Baseball and softball products accounted for approximately 21.1%, 19.6% and 19.2% of our net sales in 2011, 2010 and 2009, respectively.

Ice Hockey

We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are used by more NHL players than any other brand. Ice hockey products accounted for approximately 13.4%, 14.4% and 15.0% of our net sales in 2011, 2010 and 2009, respectively.

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

Football equipment and reconditioning services accounted for approximately 14.5%, 12.7% and 11.4% of our net sales in 2011, 2010 and 2009, respectively.

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

In addition to the team sports products described above, we offer a range of practice wear, apparel, footwear and game uniforms under the Riddell and Easton brand names that are used on and off the field by football, baseball, softball and ice hockey athletes. These functional products incorporate advanced technical materials and innovative designs, such as our Bio-Dri® fabrics, which effectively wick moisture away from the body, keeping athletes cooler, drier and lighter.

We also have entered into selective licensing agreements that allow third parties to manufacture and market products under the Riddell, Easton and MacGregor brand names. Products currently licensed include Riddell footwear, Easton footwear, Easton table and outdoor games and MacGregor footwear and team sports equipment. We receive royalty income from sales of these products.

Other team sports products and licensing accounted for approximately 7.6%, 8.6% and 8.5% of our net sales in 2011, 2010 and 2009, respectively.

Action Sports

Our Action Sports segment encompasses a number of individual sports, such as cycling, extreme sports, snowsports, powersports and fitness activities. Within many of these sports, we are primarily focused on the helmet market. Within cycling, we are also focused on the accessories, footwear and premium components markets.

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

Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 16.4%, 17.3% and 19.2% of our net sales in 2011, 2010 and 2009, respectively.

Premium Cycling Components and Accessories — We offer premium cycling components, including handlebars, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers, or OEM. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. In 2010, we introduced a line of performance cycling footwear. Premium cycling components and accessories accounted for approximately 7.7%, 6.1% and 5.9% of our net sales in 2011, 2010 and 2009, respectively.

Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and CoPilot brands that are sold primarily through mass retailers. Cycling accessories accounted for approximately 9.9%, 10.4% and 10.6% of our net sales in 2011, 2010 and 2009, respectively.

Snowsports

We offer helmets for various snowsports, including snowboarding and skiing, as well as various snowsports accessories. Our snowsports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit, as well as performance, from our first snow helmet with adjustable vents to wireless audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snowsports helmets accounted for approximately 5.8%, 7.3% and 6.4% of our net sales in 2011, 2010 and 2009, respectively.

Powersports

We offer helmets for various powersports, including motocross, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross and snowmobiles. Powersports helmets and accessories accounted for approximately 1.3%, 1.2% and 1.3% of our net sales in 2011, 2010 and 2009, respectively.

Fitness Accessories

We offer a broad line of fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. All of our fitness accessories are sold under the Bell and Savasa brands. Fitness accessories accounted for approximately 2.3%, 2.4% and 2.5% of our net sales in 2011, 2010 and 2009, respectively.

Competition

Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our individual product lines.

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

Sales of Team Sports Products

Retail Sales

We sell a broad selection of our team sports products, including our baseball, softball and ice hockey products, to both national and regional full-line sporting goods retailers in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with sporting goods chains’ marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retail accounts. Our extensive product selection allows sporting goods retailers to tailor their mix of our products to their individual selling strategies. In addition, we believe that sporting goods retailers benefit from consumer recognition and demand for our brands through increased foot traffic in their stores. We also sell team sports products to approximately 2,900 independent specialty retail accounts in North America. These retailers cater their marketing and product selections to sports enthusiasts who often seek premium products having the highest level of performance. We work with specialty customers to improve sales and profits by providing highly visible product displays and point-of-purchase signage.

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

We utilize approximately 110 in-house and independent sales professionals across North America and a network of approximately 130 third-party distributors in other regions of the world to distribute our action sports products. Similar to our in-house sales team for team sports products, our in-house sales team for action sports products provides sales and support services to key retail accounts, including category management services for certain of our mass retail customers. These efforts are led by a national account manager, who is supported by other members of the sales team. These sales teams work with large sporting goods and mass retail customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Marketing

Relationships with Athletes, Teams and Organizations

Our Easton, Bell, Giro and Riddell brands have enjoyed high visibility around the world due to use of our products by leading athletes. Many high-profile athletes choose to use our products even though they are not sponsored by us, which gives our products increased exposure to consumer audiences, strengthens the perceived authenticity of our brands and drives demand for our products among retailers and consumers. Our brands have a strong presence in professional (MLB, the NHL and the NFL), collegiate and youth leagues, the Summer and Winter Olympics, the Tour de France and X Games.

We sponsor several hundred individuals, including teams across baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, and other sports around the world. In addition, we have an exclusive contract with the NFL under which our football helmets are designated the Official Helmet of the NFL. Our agreement with the NFL permits our Riddell brand mark to appear on the front and on the chin strap of each Riddell helmet used during NFL play and provides that there be no indicia of any other brand on any other helmet worn during a game. We believe that Riddell helmets are used by approximately 72% of the players in the NFL. At the youth level, Riddell is the Official Football Helmet & Protective Equipment Partner of USA Football and the Official Hardgoods Supplier of American Youth Football, which are associated with a combined 3.5 million youth football players. Within hockey, we believe that approximately 40% of NHL players use Easton hockey sticks and in baseball, Easton is the official equipment supplier of the Little League World Series.

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

We invest in engineering and applied research to improve both the quality and performance of our current products and to develop new products. Our in-house product design, engineering, research and development and testing group includes approximately 200 employees. Our product development personnel work with top athletes to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our products are subjected throughout the manufacturing process to various quality control procedures that often exceed those mandated by law.

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

Seasonality

Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late fall and winter months in preparation for the spring baseball and softball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

Intellectual Property

We have a portfolio of approximately 173 patents along with approximately 84 pending patent applications. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

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

In connection with our purchase of Easton Sports, Inc., or Easton, in March 2006, we licensed the Easton trademark to certain affiliates of James L. Easton solely in connection with specific products or services, none of which currently compete with us. For a discussion of this license and other related technology licenses to such James L. Easton affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We also license the Easton trademark to third parties with respect to the production and marketing of footwear and certain recreational games, the Riddell trademark for footwear and the MacGregor trademark primarily for athletic footwear and sports equipment. In addition, the Bell trademark is currently licensed to a third party for the production of auto racing helmets sold worldwide, as well as motorcycle helmets and accessories sold outside of the United States, Canada and Mexico.

Employees

We believe that our relationships with our employees are good. As of December 31, 2011 we had 2,460 employees, including 202 in product design, engineering, research and development and testing, 1,578 in operations, including manufacturing and distribution, 362 in sales and marketing and 318 in administration. Approximately 50 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2012, and an agreement with a union in Mount Vernon, New York is in the renewal process.

Insurance and Risk Management

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend product liability cases brought against us and actively manage our product liability exposure through research and testing, active case management and insurance. We maintain levels of insurance which we believe to be adequate. Our primary product liability insurance policies expire in January 2013.

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, the Exchange Act, are filed with the U.S. Securities and Exchange Commission, the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the SEC website. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Economic conditions could adversely affect the profitability of some or all of our businesses.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. Our operations and performance depend significantly on worldwide economic conditions. Many of our products are discretionary items and the purchase of these items may be easily deferrable by consumers should the financial wherewithal of consumers not justify such purchases. Uncertainty about current global economic conditions could pose a risk as some consumers and businesses could postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in the budgets of our institutional customers, such as schools could also lead to decreased spending by such customers on our products which could have a material adverse impact on our operations.

Collectability of receivables from our customers may also be adversely affected, causing an increase in aged receivables and/or a reduced collection rate. If we are forced to write off uncollectible accounts as a result, our profitability would be adversely affected. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. A sustained decline in economic conditions could further reduce demand for our products, driving down their prices. In addition, an economic downturn could adversely affect the fiscal health of key customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues unless we are able to replace any lost business. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.

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

Our products face intense competition, and if we cannot compete successfully in our industry, and within our product lines, we could lose market share and our business could be adversely affected.

Although we believe that we have no competitors that challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our individual product lines. Competition is primarily based on brand name recognition, product features, style, quality, price and customer service. Our baseball and softball equipment business has numerous national and international competitors, including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Hillerich & Bradsby and Mizuno Corp. Our ice hockey equipment business principally competes with Bauer Hockey and Reebok-CCM Hockey. Our football equipment business competes with several companies, including Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. Our cycling helmet, accessories and component business competes with several national and regional competitors, including Dorel Industries, Trek Bicycle Corporation and Specialized Bicycle Components, as well as with several other international companies. In the snowsports helmet market, we compete with several domestic and international brands, including, Boeri, Carrera, Leedom, Marker, Pro-Tec, R.E.D., which is owned by The Burton Corporation, Salomon, which is owned by Amer Sports and Smith. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC. Many of these competitors are significantly larger and have greater financial resources than we do.

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

As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs significantly in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of finished goods inventory or other conditions which could have a material adverse effect on our results of operations.

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

Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended December 31, 2011, our top 10 customers collectively accounted for approximately 34.8% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 13.9% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us altogether. The failure to increase our sales to these customers would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, some of our customers in the retail industry are experiencing consolidation, contractions and financial difficulties. A large portion of our sales are to sporting goods retailers. Of these, many of our smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase our products, or could lead retailers to request credit terms that would adversely affect our cash flow and involve significant risks of nonpayment. As a result, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.

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

From time to time, third parties have challenged our patents, trademark rights and branding practices, or asserted intellectual property rights that relate to our products and product features. We may be required to defend such claims in the future, which, whether or not meritorious, could result in substantial costs and diversion of resources and could negatively affect our results of operations or competitive position. Should we be found liable for infringement of the intellectual property rights of others, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages, or cease making certain of our products. We may also need to redesign or rename some of our products to avoid future infringement liability. For example, in 2010 we received an unfavorable judgment against us in relation to infringement of a hockey skate patent, which is currently in the damages phase of the proceedings. However, we do not expect that any infringement damages award will have a material adverse effect on our financial results. Moreover, our involvement in litigation against third parties based on infringement of our intellectual property rights presents some risk that our intellectual property rights could be challenged and invalidated. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.

We are subject to product liability, warranty and recall claims and our insurance coverage may not cover such claims.

Our business exposes us to warranty claims and claims for product liability in the event products manufactured, designed or reconditioned by us actually or allegedly fail to perform as expected, or the use of these products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend or attempt to settle product liability cases brought against us. However, there is no assurance that we can successfully defend or settle all such cases. We believe that we are not currently subject to any material product liability claims not covered by insurance, although the ultimate outcome of these and future claims cannot presently be determined. Management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our Company’s previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. Because product liability claims are part of the ordinary course of our business, we maintain product liability insurance, which we believe is adequate. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our product liability coverage is written under a policy expiring in January 2013 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2013. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2013, and a third layer excess liability policy providing an additional limit of $10,000 excess of $43,000 expiring January 2013, for a total limit of $53,000. We cannot assure you that this coverage will remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate under our various policies. Furthermore, future rate increases might make insurance uneconomical for us to maintain. These potential insurance problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. We are unable to predict the nature of product liability claims that may be made against us in the future with respect to injuries, diseases or other illnesses resulting from the use of our products or the materials incorporated in our products.

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

In addition, if any of our products are, or are alleged to be defective, we may be required to or voluntarily participate in a recall of that product. For example, in 2010 we conducted a voluntary recall of a single bicycle stem product line as a preventative measure. Although we have never had a material recall, if we were to recall one or more of our material products, it would be a substantial cost to us and our relationships with our customers could be irreparably harmed and could materially and adversely affect our business.

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

During the fiscal year ended December 31, 2011, we purchased approximately $314.8 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We expect to increase our international sourcing in the future. In addition, a significant percentage of our net sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (1) recessionary trends in international markets; (2) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (3) difficulties in enforcing intellectual property rights; (4) increases in transportation costs or delays; (5) work stoppages and labor strikes; (6) fluctuations in exchange rates; (7) political unrest, terrorism and economic instability, and (8) limitations on repatriation of earnings. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

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

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in United States dollars, and to fluctuations in interest rates related to our variable rate debt. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes, or we may choose to maintain variable interest rate debt. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of income and balance sheets of our international subsidiaries into United States dollars. Approximately 12.3% of our net sales in the fiscal year ended December 31, 2011 were denominated in foreign currencies and subject to exchange rate fluctuation risk. The reported revenues and expenses of our international subsidiaries would decrease if the United States dollar increased in value in relation to other currencies, including, the Canadian dollar, British pound, Euro and Taiwan dollar. Finally, changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets. These and other economic factors could have an adverse effect on demand for our products and services and on our financial condition and operating results.

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

We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended December 31, 2011, approximately 28.3% of our raw materials for the products we manufacture were sourced from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended December 31, 2011, approximately 180 international manufacturers produced approximately 92.8% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

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

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards and that comply with all applicable laws and regulations. We have occasionally received, and may in the future receive shipments of products that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net sales resulting from the inability to sell those products and could incur related increased administrative and shipping costs. If we are unable to sell products, we could lose trademark registrations applicable to those products for failure to make use of the mark. Any violation of our policies or any applicable laws and regulations by our suppliers or manufacturers could interrupt or otherwise disrupt our sourcing, adversely affect our reputation or damage our brand image. While we do not control these suppliers, manufacturers or licensees or their labor practices, negative publicity regarding the production methods of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturing sources or licensees.

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

As of December 31, 2011, approximately 50 of our 2,460 employees were unionized. Although we have good labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania covering approximately 40 employees expires in December 2012. Our collective bargaining agreement with a union in Mount Vernon, New York covering approximately 10 employees is in the renewal process. Labor organizing activities could result in additional employees becoming unionized. We cannot assure you that we will be able to negotiate new collective bargaining agreements on similar or more favorable terms or that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities. We could experience a disruption of our operations or higher ongoing labor costs, which could have an adverse effect on our business and financial condition.

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

We are subject to many federal, state and local requirements relating to the protection of the environment, and we have made and will continue to make expenditures to comply with such requirements. Past and present manufacturing operations subject us to environmental laws that regulate the use, handling and contracting for disposal or recycling of hazardous or toxic substances, the discharge of particles into the air and the discharge of processed wastewaters into sewers. We believe that our operations are in substantial compliance with these laws and regulations and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations, financial condition and cash flow. If environmental laws become more stringent, our capital expenditures and costs for environmental compliance could increase. Under applicable environmental laws we may also become liable for the remediation of contaminated properties, including properties currently or previously owned, operated or acquired by us and properties where wastes generated by our operations were disposed. Such liability can be imposed regardless of whether we were responsible for creating the contamination. We do not believe that any of our existing remediation obligations, including at third-party sites, will have a material adverse effect on our financial results. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated and could have a material adverse effect on our financial results.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or FTC, CPSC, and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. In 2011, a U.S. Senator requested that the FTC investigate football helmet manufacturers’ alleged misleading safety claims and deceptive practices in the selling of new football helmets and reconditioning of used ones. While our Riddell brand is specifically mentioned in the investigation request, we believe any allegations against us are unfounded and unfair. If such FTC investigations are initiated, they remain confidential. In all circumstances, we will work with the FTC and the Senator’s office to respond to their concerns.

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

We have a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of approximately $392.1 million (including $350.0 million of our 9.750% senior secured notes due 2016, or the Notes, $42.0 million under our senior secured asset-based revolving credit facility, or ABL Facility, and $0.1 million of capital lease obligations). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We may be able to incur significant additional indebtedness in the future. Although certain of the documents governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with the documents governing our indebtedness could be substantial. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the terms of the documents governing our indebtedness. In addition, the ABL Facility provided for unused commitments of approximately $190.9 million as of December 31, 2011. Furthermore, subject to availability under a borrowing base and certain other conditions, we may increase our borrowing availability under the ABL Facility by up to an additional $50.0 million. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

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

Under the ABL Facility, there are limitations on our ability to incur the full $250.0 million of commitments. Our availability is limited to the lesser of a borrowing base and $250.0 million (and, in the case of the Canadian borrowers, the lesser of a Canadian based borrowing base and $30.0 million, the size of the Canadian sub-facility). The borrowing base for our and our Canadian borrowers is and will be calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Facility will potentially be subject to significant fluctuation, depending on the value of the applicable borrowing base eligible assets as of any measurement date. In addition, if our excess gross availability falls below a specified percentage of our gross borrowing base, we will be required to satisfy and maintain on a monthly basis, a minimum fixed charge coverage ratio test. Our ability to meet the required minimum fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Moreover, the ABL Facility provides the administrative agent considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us and the Canadian borrowers. There can be no assurance that the administrative agent under the ABL Facility will not impose such actions during the term of the ABL Facility and further, was it to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the Notes. The inability to borrow under the ABL Facility may adversely affect our and our Canadian subsidiaries’ liquidity, financial position and results of operations. As of December 31, 2011, we estimated our borrowing capacity under the ABL Facility would have been approximately $190.9 million, after giving effect to outstanding borrowings of $42.0 million, other customary reserves and $3.3 million of outstanding letters of credit. Because the borrowing capacity under the ABL Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity.

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

In addition, we hold a substantial portion of our assets and conduct substantially all of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the agreements governing certain of our existing indebtedness limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

In addition to our obligations on our indebtedness discussed above, we expect to make distributions to EB Sports to fund cash payments under the New Holdco Facility. On December 3, 2009, EB Sports refinanced its senior unsecured credit agreement, or the Previous Holdco Facility, with Wachovia Investment Holdings, LLC and the lenders named therein, pursuant to which EB Sports had borrowed $175.0 million, through a new senior secured credit agreement with Wachovia Bank, N.A. and the existing lenders under the Previous Holdco Facility, the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility and an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC, and certain existing investors and their affiliates. As of December 31, 2011, the amount of loans issued under the New Holdco Facility was approximately $137.0 million, including accrued interest. EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. The borrowings under the New Holdco Facility are scheduled to mature on December 31, 2015. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

For the twelve months ended December 31, 2011, our non-guarantor subsidiaries represented approximately 10.0% of our net sales, 4.4% of operating income and 3.3% of EBITDA. As of December 31, 2011, our non-guarantor subsidiaries represented $132.2 million of our assets and had $59.8 million of total liabilities, including debt and trade payables.

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

As of December 31, 2011, the book values of the real estate, intellectual property, customer relationships and plant and equipment assets included in the first-priority collateral were $0.1 million, $244.4 million, $20.6 million and $53.4 million, respectively. The fair market value of the collateral securing the Notes is subject to fluctuations based on factors that include, among others, the condition of the markets for various forms of collateral, the ability to sell the collateral in an orderly sale, general economic conditions, the availability of buyers and similar factors. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including but not limited to the actual fair market value of the collateral at such time and the timing and the manner of the sale. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure holders of the Notes that the collateral will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the collateral, those third parties may have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of the collateral located at that site and the ability of the collateral agent to realize or foreclose on the collateral at that site. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, we cannot assure you that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the Notes. In addition, the asset sale covenant and the definition of asset sale in the indenture governing the Notes, have a number of significant exceptions pursuant to which we may be able to sell assets securing the Notes without being required to reinvest the proceeds of such sale into assets that will comprise collateral securing the Notes or to make an offer to the holders of the Notes to repurchase the Notes.

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

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, holders of the Notes will only be entitled to post-petition interest under the bankruptcy code to the extent that the value of their security interest in the collateral is greater than their pre-bankruptcy claim. Holders of the Notes that have a security interest in the collateral with a value equal to or less than their pre-bankruptcy claim will not be entitled to post-petition interest under the bankruptcy code. No appraisal of the fair market value of the collateral has been prepared in connection with this offering and we therefore cannot assure you that the value of the holders’ interest in the collateral equals or exceeds the principal amount of the Notes.

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

Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Notes to other claims against us under the principle of equitable subordination, if the court determines that: (1) the holder of Notes engaged in some type of inequitable conduct; (2) such inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holder of Notes; and (3) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011 we operated 19 facilities in the United States, three in Canada, two in Mexico, two in Europe and six in Asia. Our corporate headquarters is located in Van Nuys, California. Set forth below is information regarding our principal properties:

Location	Primary Use	Business Segment	Leased Sq. Ft.	Owned Sq. Ft.
Van Nuys, CA	Corporate Headquarters and Offices	Team and Action Sports	56,647
Scotts Valley, CA	Offices and Research and Development	Team and Action Sports	55,320
Irving, TX	Offices	Team and Action Sports	27,197
Rosemont, IL	Offices and Research and Development	Team Sports	20,531
Rantoul, IL	Offices, Manufacturing and Warehouse	Team and Action Sports	753,696
York, PA	Warehouse	Team and Action Sports		465,000
Salt Lake City, UT	Warehouse	Team Sports	133,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	134,788
Monterrey, Mexico	Reconditioning and Warehouse	Team Sports	117,328
Kirkland, Canada	Offices and Warehouse	Team Sports	97,935
Tijuana, Mexico	Offices, Manufacturing and Warehouse	Team and Action Sports	112,403

In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 236,300 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3. Legal Proceedings

We are subject to various product liability claims and lawsuits brought against us for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured, designed or reconditioned by us and, in certain cases, products manufactured by others. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Our management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis which considers, among other factors, our Company’s previous claims history and available information on alleged claims. We maintain primary and excess product liability insurance coverage under various policies. Our primary and excess product liability insurance policies expire in January 2013. We are also party to various non-product liability claims and actions, including without limitation, claims relating to infringement of intellectual property rights of others. We do not believe that any of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Item 4. [Reserved]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities.

Item 6. Selected Financial Data

Set forth below is our selected historical consolidated financial and other operating data. Certain reclassifications of previously reported financial information were made to conform to the current presentation. We follow a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Our selected historical consolidated financial data and other data set forth below as of December 31, 2011, January 1, 2011, January 2, 2010, January 3, 2009 and December 29, 2007 and for the fiscal years ended December 31, 2011, January 1, 2011, January 2, 2010, January 3, 2009 and December 29, 2007, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010	Fiscal Year Ended January 3, 2009	Fiscal Year Ended December 29, 2007
	(Dollars in millions)
Statement of Operations Data:
Net sales	$834.9	$772.8	$716.3	$775.5	$724.6
Cost of sales	551.4	510.4	482.4	509.1	475.6

Gross profit	283.5	262.4	233.9	266.4	249.0
Selling, general and administrative expenses	211.3	191.3	175.0	179.2	170.0
Restructuring and other infrequent expenses(1)	—	—	—	0.5	0.6
Amortization of intangibles	9.6	11.8	13.4	13.4	13.2
Gain on sale of property, plant and equipment(2)	—	—	—	—	(2.3)

Income from operations	62.6	59.3	45.5	73.3	67.5
Interest expense, net	42.9	44.6	44.9	41.9	41.6

Income before taxes	19.7	14.7	0.6	31.4	25.9
Income tax expense	9.7	6.6	4.7	18.0	11.4

Net income (loss)	$10.0	$8.1	$(4.1)	$13.4	$14.5

Cash flow data:
Net cash provided by (used in):
Operating activities	$29.8	$47.6	$53.8	$67.7	$16.3
Investing activities	(25.7)	(22.5)	(16.1)	(17.6)	(10.1)
Financing activities	1.8	(35.0)	(47.4)	(19.7)	(0.6)
Other Financial Data:
Capital expenditures	23.8	20.7	15.7	17.6	16.8

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011	As of January 1, 2011	As of January 2, 2010	As of January 3, 2009	As of December 29, 2007
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$29.5	$24.0	$33.3	$41.3	$16.9
Working capital	265.9	242.6	211.2	282.9	262.8
Total assets	1,007.6	964.6	960.6	997.6	956.5
Total debt	388.7	385.2	415.8	455.9	475.6
Total stockholder’s equity	389.6	377.6	363.8	347.0	341.0

(1)	Restructuring expenses in fiscal 2008 and 2007 are primarily related to the closure of our Van Nuys, California manufacturing facility.

(2)	Represents gains on the sale of land and building located in Chicago, Illinois in May 2007 and the sale of machinery located in Van Nuys, California in September 2007.

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

Results of Operations

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2011 was comprised of 52 weeks and ended on December 31, 2011. Fiscal year 2010 was comprised of 52 weeks and ended on January 1, 2011. Fiscal year 2009 was comprised of 52 weeks and ended on January 2, 2010. Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of operations.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	% of Net Sales	2010	% of Net Sales	2009	% of Net Sales
	(Dollars in millions)
Net sales	$834.9	100.0%	$772.8	100.0%	$716.3	100.0%
Cost of sales	551.4	66.0	510.4	66.0	482.4	67.3

Gross profit	283.5	34.0	262.4	34.0	233.9	32.7
Selling, general and administrative expenses	211.3	25.3	191.3	24.8	175.0	24.4
Amortization of intangibles	9.6	1.2	11.8	1.5	13.4	1.9

Income from operations	62.6	7.5	59.3	7.7	45.5	6.4
Interest expense, net	42.9	5.1	44.6	5.8	44.9	6.3

Income before income taxes	19.7	2.4	14.7	1.9	0.6	0.1
Income tax expense	9.7	1.2	6.6	0.9	4.7	0.7

Net income (loss)	10.0	1.2	8.1	1.0	(4.1)	(0.6)
Other comprehensive income:
Foreign currency translation adjustment	(1.5)	(0.2)	2.3	0.3	5.3	0.8

Comprehensive income	$8.5	1.0%	$10.4	1.3%	$1.2	0.2%

2011 compared to 2010

Our results for 2011 and 2010 include the following items:

	September 30,	September 30,
	2011	2010
	(Dollars in millions)
Provision for excess and obsolete inventory write-offs	$7.4	$8.4
Research and development expenses	16.9	13.2
Product liability settlement and litigation expenses	6.4	5.4
Provision for allowance for doubtful accounts	4.0	3.4
Incentive compensation expense	8.6	7.8
Equity compensation expense	3.5	3.4
Depreciation expense	19.2	17.1

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

	September 30,	September 30,	September 30,	September 30,
			Change
	2011	2010	$	%
	(Dollars in millions)
Team Sports	$472.3	$426.8	$45.5	10.7%
Action Sports	362.6	346.0	16.6	4.8%

	$834.9	$772.8	$62.1	8.0%

Net sales in both Team Sports and Action Sports were positively impacted by improving economic conditions and by favorable foreign currency exchange rate movements in 2011. Team Sports and Action Sports benefitted from favorable foreign currency movements of $2.1 million and $2.0 million, respectively. On a constant currency basis, net sales in Team Sports and Action Sports were up $43.4 million or 10.2%, and $14.5 million or 4.2%, respectively.

The Team Sports net sales increase was due primarily to higher sales of baseball bats resulting from new products and rule changes by governing bodies of certain baseball leagues, growth in sales of football helmets due to continued market share gains, higher sales of ice hockey sticks due to the success of new product offerings, higher sales of baseball and softball batting helmets due to the popularity of new product offerings, increased sales of apparel and higher sales of reconditioning services resulting from market share gains, all of which were partially offset by lower revenue for hockey helmets and skates due to close out sales.

Action Sports net sales increased due to fiscal 2011 being the first full year of sales of Giro branded cycling footwear, increased sales of powersports helmets to specialty dealers due to enhanced product offerings, growth in sales of cycling wheels and components sold in the aftermarket and to OEM customers and increased sales of cycling accessories in the specialty and mass channels, all of which were partially offset by reduced demand for snow helmets in the global market due to high retail inventory levels, reduced sales of auto racing helmets and accessories due to the decision to license the Bell brand to a third-party for these products, and lower sales of licensed cycling products in the mass channel.

Cost of Sales

The following table sets forth cost of sales for each of our segments for the years indicated:

	September 30,	September 30,	September 30,	September 30,
	2011	% of Net Sales	2010	% of Net Sales
	(Dollars in millions)
Team Sports	$303.5	64.3%	$268.6	62.9%
Action Sports	247.9	68.4%	241.8	69.9%

	$551.4	66.0%	$510.4	66.0%

The increase in Team Sports cost of sales as a percentage of net sales primarily relates to close out sales of ice hockey products at lower margins, which was partially offset by improved baseball bat and football helmet sales mix, reduced inventory write-offs and favorable foreign currency exchange rates.

The decrease in Action Sports cost of sales as a percentage of net sales primarily relates to higher volumes and improved mix of cycling helmets sold to the Specialty channel, increased sales and improved mix of cycling components sold in the aftermarket and to OEM customers, increased sales and improved mix of cycling accessories sold in the specialty and mass channels, higher volumes and lower closeout sales of powersports helmets, reduced inventory write-offs and favorable foreign currency exchange rates, all of which were partially offset by reduced sales of higher-margin snow helmets due to softness in the global market.

Gross Profit

The following table sets forth gross profit for each of our segments for the years indicated:

	September 30,	September 30,	September 30,	September 30,
	2011	% of Net Sales	2010	% of Net Sales
	(Dollars in millions)
Team Sports	$168.8	35.7%	$158.2	37.1%
Action Sports	114.7	31.6%	104.2	30.1%

	$283.5	34.0%	$262.4	34.0%

The decrease in Team Sports gross margin is primarily due to close out sales of ice hockey products at lower margins, which was partially offset by improved baseball bat and football helmet sales mix, reduced inventory write-offs and favorable foreign currency exchange rates.

The increase in Action Sports gross margin relates primarily to higher volumes and improved mix of cycling helmets sold to the Specialty Channel, increased sales and improved mix of cycling components sold in the aftermarket and to OEM customers, increased sales and improved mix of cycling accessories sold in the specialty and mass channels, and higher volumes and lower closeout sales of powersports helmets, reduced inventory write-offs and favorable foreign currency exchange rates, all of which were partially offset by reduced sales of higher-margin snow helmets due to softness in the global market.

Selling, General and Administrative Expenses

During 2011, SG&A expenses increased $20.0 million or 10.5%, as compared to 2010. The increase primarily relates to:

•	increased variable selling expenses of $2.2 million related to the increase in net sales;

•	increased sales, marketing, promotion and sponsorship program spending by $7.7 million;

•	increased research and development expense of $3.7 million due to the investment in new products;

•	increased legal fees of $1.4 million resulting from legal settlements, reserve adjustments and increased litigation fees;

•	higher depreciation expense of $2.7 million primarily related to capital expenditures for information technology, facilities and molds and tooling.

Amortization of Intangibles

Amortization of intangibles decreased $2.2 million or 18.3%, as compared to 2010 due to certain intangible assets becoming fully amortized. Intangibles are composed of finite-lived trademarks and tradenames, customer relationships, patents and licensing and other agreements.

Interest Expense, Net

Net interest expense decreased $1.7 million to $42.9 million for 2011 from $44.6 million in 2010. The decrease relates to a decrease in interest rates in 2011 for the revolving credit facility, partially offset by costs incurred related to the Amendment to the ABL Facility. In addition, 2010 interest expense reflected a greater benefit from the change in the fair value of an interest rate swap.

Income Tax Expense

We recorded an income tax expense of $9.7 million in 2011, an effective tax rate of 49.2%, as compared to an income tax expense of $6.6 million in 2010, an effective tax rate of 44.9%. The difference between the effective rate and the statutory rate for 2011 is primarily attributable to the permanent difference for equity compensation expense and state income taxes; and for 2010 is primarily attributable to the permanent difference for equity compensation expense, state income taxes, changes to the reserve for uncertain tax positions and the permanent difference for income recognition under Section 956 of the United States Internal Revenue Code relating to Canada’s investment in United States property.

2010 compared to 2009

Our results for 2010 and 2009 include the following items:

	September 30,	September 30,
	2010	2009
	(Dollars in millions)
Provision for excess and obsolete inventory write-offs	$8.4	$6.8
Research and development expenses	13.2	13.5
Product liability settlement and litigation expenses	5.4	3.5
Provision for allowance for doubtful accounts	3.4	3.8
Incentive compensation expense	7.8	1.9
Equity compensation expense	3.4	5.3
Severance and other reorganizing activities	3.7	1.3
Depreciation expense	17.1	15.1
Licensing fees	4.0	2.4
New lacrosse business expenses	1.8	—

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

	September 30,	September 30,	September 30,	September 30,
			Change
	2010	2009	$	%
	(Dollars in millions)
Team Sports	$426.8	$387.0	$39.8	10.3%
Action Sports	346.0	329.3	16.7	5.1%

	$772.8	$716.3	$56.5	7.9%

Net sales in both Team Sports and Action Sports were favorably impacted by the improving economic conditions and by favorable foreign currency exchange rate movements. We believe consumers began making more discretionary purchases after delaying them in 2009 and as a result retailers increased their inventory positions.

Net sales in both segments were positively impacted by favorable foreign currency exchange rate movements of $7.2 million and $1.7 million in Team Sports and Action Sports, respectively. On a constant currency basis, net sales in Team Sports and Action Sports were up $32.6 million or 8.4%, and $15.0 million or 4.6%, respectively. The Team Sports net sales increase resulted primarily from increased sales of football helmets and shoulder pads (resulting from gaining market share and selling into new channels), increased sales of baseball and softball equipment (due to increased bat, bag and protective sales, as new products and designs gained momentum), increased sales of hockey helmets and protective equipment (introduction of Z Shock helmet) and increased sales of collectible football helmets, all of which were partially offset by decreased sales of hockey skates. Performance of reconditioning services also increased during the year primarily due to the acquisition of an equipment reconditioner early in the year. Action Sports net sales increased due to higher sales of cycling accessories, snowsports helmets and goggles and cycling wheels, partially offset by reduced sales of cycling helmets. Sales of fitness-related products were relatively flat for the year.

Cost of Sales

The following table sets forth cost of sales for each of our segments for the years indicated:

	September 30,	September 30,	September 30,	September 30,
	2010	% of Net Sales	2009	% of Net Sales
	(Dollars in millions)
Team Sports	$268.6	62.9%	$246.1	63.6%
Action Sports	241.8	69.9%	236.3	71.8%

	$510.4	66.0%	$482.4	67.3%

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

Gross Profit

The following table sets forth gross profit for each of our segments for the years indicated:

	September 30,	September 30,	September 30,	September 30,
	2010	% of Net Sales	2009	% of Net Sales
	(Dollars in millions)
Team Sports	$158.2	37.1%	$140.9	36.4%
Action Sports	104.2	30.1%	93.0	28.2%

	$262.4	34.0%	$233.9	32.7%

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

Amortization of Intangibles

Amortization of intangibles decreased $1.6 million or 12.3%, as compared to 2009 due to certain intangible assets becoming fully amortized. Intangibles are composed of finite-lived trademarks and tradenames, customer relationships, patents and licensing and other agreements.

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

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. Each quarter is comprised of 13 weeks and in 2011, the quarters ended on April 2, July 2, October 1 and December 31, 2011. The operating results for any period are not necessarily indicative of results for any future period.

	September 30,	September 30,	September 30,	September 30,
	For the Following Quarterly Periods
	First	Second	Third	Fourth
	(Dollars in millions)
	(Unaudited)
2011:
Net sales	$203.4	$211.9	$212.5	$207.1
Gross profit	64.0	71.0	75.7	72.8
Income from operations	11.0	16.7	19.0	15.9
Net (loss) income	(0.1)	2.9	4.7	2.5
2010:
Net sales	$194.1	$202.8	$198.8	$177.1
Gross profit	64.8	68.9	69.6	59.1
Income from operations	11.7	20.1	18.0	9.5
Net income	0.1	5.0	3.0	—

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 49.9% at December 31, 2011, as compared to 50.5% at January 1, 2011. The decrease was primarily attributable to the increase in 2011 shareholder’s equity as a result of earnings for the fiscal year ended December 31, 2011.

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

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350.0 million of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

ABL Credit Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250.0 million which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At December 31, 2011, we had $42.0 million outstanding under the ABL facility and $190.9 million in availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At December 31, 2011, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

As of December 31, 2011, the amount of loans issued under the New Holdco Facility was approximately $137.0 million, including accrued interest.

Sources and Uses of our Cash

Cash provided by operating activities was $29.8 million for 2011, as compared to $47.6 million of cash provided in 2010. The net decrease in cash provided by operating activities as compared to 2010 primarily reflects higher accounts receivable due to the increase in net sales in 2011 and a smaller increase in accrued expenses as compared to 2010, partially offset by a smaller increase in inventory in 2011 versus 2010 and a larger increase in accounts payable as compared to 2010.

Cash provided by operating activities was $47.6 million for 2010, as compared to $53.8 million of cash provided in 2009. The net decrease in cash provided by operating activities as compared to 2009 primarily reflects (1) inventory increases in 2010 resulting from purchases made to support sales anticipated or scheduled in the early part of 2011, and (2) higher accounts receivable due to the increase in net sales in 2010, partially offset by (a) higher net income, (b) higher accounts payable, (c) higher accrued expenses due to increased interest accruals and increased incentive compensation accruals (d) lower current and noncurrent assets.

Operating activities provided $53.8 million of cash for 2009, as compared to $67.7 million of cash provided in 2008. The net decrease in cash provided by operating activities as compared to 2008 primarily reflects (1) lower net income, (2) lower accounts payable, (3) lower accrued expenses due to the payment in 2009 for incentive compensation related to 2008 and the decrease in the accrual for incentive compensation in 2009 and (4) lower noncurrent liabilities due to a reduction in the notional amount of our interest rate swap contracts related to our Refinancing, partially offset by (a) incremental inventory reductions in 2009, (b) the receipt of a deposit for insurance in 2009 and (c) lower accounts receivable due to the decline in net sales in 2009.

The Team Sports business is seasonal and driven primarily by baseball and softball, football and ice hockey buying patterns. Sales of baseball and softball products occur primarily in the late fall and winter months in preparation for the spring baseball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven primarily by hockey buying patterns with orders shipping in late spring for fall play.

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

We had $265.9 million in working capital as of December 31, 2011, as compared to $242.6 million at January 1, 2011. The $23.3 million increase in working capital primarily results from the increase in cash, higher accounts receivable, inventories and deferred taxes, partially offset by higher borrowings under the ABL Facility, and increases in accounts payable and accrued expenses. We had $242.6 million in working capital as of January 1, 2011, as compared to $211.2 million at January 2, 2010. The $31.4 million increase in working capital primarily results from higher accounts receivable, inventories and deferred taxes and lower borrowings under the ABL Facility, partially offset by decreases in cash, prepaid expenses and other current assets, and increases in accounts payable and accrued expenses.

Cash used in investing activities was $25.7 million in 2011, as compared to $22.5 million used in 2010. For both 2011 and 2010, the amount was related to capital expenditures for the purchase of property, plant and equipment and the purchase of businesses. Capital expenditures for 2011 were $23.8 million, as compared to $20.7 million in 2010. Capital expenditures made in both 2011 and 2010 were primarily related to the enhancement of our ERP system, facilities, and molds and tooling.

Cash provided by financing activities was $1.8 million in 2011, as compared to $35.0 million used in 2010. In 2011 the net cash provided relates primarily to net proceeds on the ABL Facility and payment of debt issuance costs related to the Amendment of the ABL Facility, while in 2010 the net cash used related primarily to net paydowns on the ABL Facility.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2012 may be affected by the following:

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

•

Retail Market Conditions. The retail market for sports equipment is extremely competitive, with strong pressure from retailers for lower prices. Also, we have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.

•

Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party suppliers in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of December 31, 2011, the outstanding principal balance under the ABL Facility was $42.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

•

Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late fall and winter months in preparation for the spring baseball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

Contractual Requirements

Future payments required under our significant contractual obligations as of December 31, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments Due by Period
	Total	2012	2013 to 2014	2015 to 2016	2017 and Beyond
	(Dollars in thousands)
Long-term debt(1)	$392,000	$42,000	$—	$350,000	$—
Interest payments related to long-term debt(2)	167,781	34,125	68,250	65,406	—
Capital lease obligations(3)	88	32	56	—	—
Operating lease obligations	31,571	9,643	9,614	5,485	6,829
Sponsorship/royalty agreements	14,274	6,866	5,874	1,534	—

Total contractual cash obligations	$605,714	$92,666	$83,794	$422,425	$6,829

	September 30,	September 30,	September 30,	September 30,	September 30,
		Amount of Commitment Expiration per Period
	Total	2012	2013 to 2014	2015 to 2016	2017 and Beyond
	(Dollars in thousands)
Standby letters of credit and similar instruments	$3,256	$3,256	$—	$—	$—

Total commercial commitments and letters of credit	$3,256	$3,256	$—	$—	$—

(1)	Amounts include obligations pursuant to the ABL Facility and Notes that were outstanding on December 31, 2011. See “Liquidity and Capital Resources.”

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in long-term debt agreements, not including the ABL Facility. Debt may be repaid sooner or later than such minimum maturity periods.

(3)	Amounts include interest on capital lease obligations.

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

For goodwill, on an annual basis or more frequently if certain conditions exist, the fair values of our reporting units are compared with their carrying values and an impairment loss is recognized if the carrying value exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. We generally base our measurement of the fair value of a reporting unit on the present value of future discounted cash flows. The discounted cash flows model indicates the fair value of each reporting unit based on the present value of the cash flows that we expect each reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include our discount rate, long-term rate of growth and profitability of each reporting unit and working capital effects. The growth and profitability rates are based on our expectations for the markets in which we operate and cost increases that are reflective of anticipated inflation (deflation) adjusted for any anticipated future cost savings and our discount rate is based on our weighted average cost of capital. In our most recent impairment analysis, we used a weighted average long-term cash flow growth rate of 5.1%, and a discount rate of 9.7%. Our weighted average long-term growth rate reflects our expectation that our future cash flows will increase. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.

The Company’s goodwill impairment analysis performed as of December 31, 2011 indicated that none of the reporting units were at risk of failing the goodwill impairment test, and the fair values of each of the reporting units would have to decline at a minimum in excess of 20% depending on the specific reporting unit in order for the carrying value of a particular reporting unit to exceed the fair value. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the period that such a determination is made.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, the FASB, issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of other comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and based on an update issued by the FASB, the effective date is pending and there may be a future modification to the standard. The adoption of the new standard will not have a material impact on our Company’s consolidated financial statements as we currently show comprehensive income as a continuous statement with our Statement of Income.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. During the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, approximately 87.7%, 85.2% and 86.8% of our net sales were in United States dollars, respectively, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At December 31, 2011, there were no foreign currency forward contracts in place. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected first quarter 2012 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of December 31, 2011, the outstanding principal balance under this facility was $42.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 3.6% for fiscal 2011, based on the average ABL Facility balance of $50.3 million would result in approximately a $0.2 million increase in interest expense for the fiscal year ended December 31, 2011.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended December 31, 2011 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 46 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of

Easton-Bell Sports, Inc.

We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2011 and January 1, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 27, 2012

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31, 2011	January 1, 2011
	(Amounts in thousands,
	except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$29,505	$24,024
Accounts receivable, net	250,183	216,166
Inventories, net	145,815	141,093
Prepaid expenses	6,942	7,080
Deferred taxes, net	17,798	16,254
Other current assets	9,645	8,483

Total current assets	459,888	413,100
Property, plant and equipment, net	54,329	49,736
Deferred financing fees, net	12,622	14,248
Intangible assets, net	270,458	279,047
Goodwill	208,697	206,928
Other assets	1,617	1,495

Total assets	$1,007,611	$964,554

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$42,000	$38,893
Current portion of capital lease obligations	26	24
Accounts payable	88,689	73,148
Accrued expenses	63,291	58,452

Total current liabilities	194,006	170,517
Long-term debt, less current portion	346,670	346,168
Capital lease obligations, less current portion	52	78
Deferred taxes	58,928	49,379
Other noncurrent liabilities	18,330	20,774

Total liabilities	617,986	586,916

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2011 and January 1, 2011	—	—
Additional paid-in capital	363,730	360,223
Retained earnings	25,429	15,401
Accumulated other comprehensive income	466	2,014

Total stockholder’s equity	389,625	377,638

Total liabilities and stockholder’s equity	$1,007,611	$964,554

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(Amounts in thousands)
Net sales	$834,910	$772,843	$716,330
Cost of sales	551,409	510,446	482,428

Gross profit	283,501	262,397	233,902
Selling, general and administrative expenses	211,292	191,303	175,038
Amortization of intangibles	9,612	11,765	13,406

Income from operations	62,597	59,329	45,458
Interest expense, net	42,872	44,568	44,910

Income before income taxes	19,725	14,761	548
Income tax expense	9,697	6,635	4,646

Net income (loss)	10,028	8,126	(4,098)
Other comprehensive income:
Foreign currency translation adjustment	(1,548)	2,240	5,320

Comprehensive income	$8,480	$10,366	$1,222

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
	(Amounts in thousands, except share data)
Balance as of January 3, 2009	100	$341,197	$11,373	$(5,546)	$347,024
Equity compensation expense	—	5,327	—	—	5,327
Net loss in 2009	—	—	(4,098)	—	(4,098)
Capital contribution by RBG	—	12,858	—	—	12,858
Distribution to RBG	—	(2,594)	—	—	(2,594)
Foreign currency translation adjustment	—	—	—	5,320	5,320

Balance as of January 2, 2010	100	356,788	7,275	(226)	363,837
Equity compensation expense	—	3,435	—	—	3,435
Net income in 2010	—	—	8,126	—	8,126
Foreign currency translation adjustment	—	—	—	2,240	2,240

Balance as of January 1, 2011	100	360,223	15,401	2,014	377,638
Equity compensation expense	—	3,507	—	—	3,507
Net income in 2011	—	—	10,028	—	10,028
Foreign currency translation adjustment	—	—	—	(1,548)	(1,548)

Balance as of December 31, 2011	100	$363,730	$25,429	$466	$389,625

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$10,028	$8,126	$(4,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,842	28,873	28,530
Amortization of deferred financing fees and debt discount	3,290	3,460	3,530
Deferred financing fees written-off	120	—	8,775
Equity compensation expense	3,507	3,435	5,327
Deferred income taxes	8,005	3,628	(1,169)
Disposal of property, plant and equipment	53	299	3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	(34,800)	(6,116)	7,580
Inventories, net	(5,345)	(11,820)	21,344
Other current and noncurrent assets	(2,053)	2,581	1,278
Accounts payable	15,512	2,158	(10,789)
Accrued expenses	5,047	12,815	(2,002)
Other current and noncurrent liabilities	(2,454)	133	(4,515)

Net cash provided by operating activities	29,752	47,572	53,794

Cash flows from investing activities:
Purchase of property, plant and equipment	(23,798)	(20,724)	(15,656)
Purchase of intellectual property	—	—	(400)
Purchase of businesses, net of cash acquired	(1,875)	(1,750)	—

Net cash used in investing activities	(25,673)	(22,474)	(16,056)

Cash flows from financing activities:
Payments on capital lease obligations	(24)	(22)	(21)
Payments on revolving ABL credit facility	(54,671)	(61,000)	(15,000)
Proceeds from revolving ABL credit facility	57,778	26,000	85,000
Proceeds from old revolving credit facility	—	—	6,000
Payments on old revolving credit facility	—	—	(6,000)
Proceeds from issuance of senior secured notes	—	—	345,677
Payments on old senior term notes	—	—	(315,788)
Extinguishment of senior subordinated notes	—	—	(140,000)
Capital contribution by RBG	—	—	12,858
Distribution to RBG	—	—	(2,594)
Payment of debt issuance costs	(1,282)	—	(17,505)

Net cash provided by (used in) financing activities	1,801	(35,022)	(47,373)

Effect of exchange rate changes on cash and cash equivalents	(399)	630	1,652

Net change in cash and cash equivalents	5,481	(9,294)	(7,983)
Cash and cash equivalents, beginning of year	24,024	33,318	41,301

Cash and cash equivalents, end of year	$29,505	$24,024	$33,318

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

Our Company is a designer, developer and marketer of sporting goods and related accessories under authentic brands. Our products are used in baseball, softball, ice hockey, football, lacrosse and other team sports, and in various action sports, including cycling, snowsports, powersports and skateboarding. We currently sell a broad range of products primarily under four brands — Easton (baseball, softball, ice hockey, lacrosse and cycling equipment), Bell (cycling and action sports helmets and accessories), Giro (cycling and snowsports helmets and accessories) and Riddell (football and reconditioning services).

Reporting Period

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal year 2011 was comprised of 52 weeks and ended on December 31, 2011. Fiscal year 2010 was comprised of 52 weeks and ended on January 1, 2011. Fiscal year 2009 was comprised of 52 weeks and ended on January 2, 2010.

Principles of Consolidation

The consolidated financial statements of our Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Our Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2011 and January 1, 2011 were $29,505 and $24,024, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 31, 2011 and January 1, 2011 are net of allowances for doubtful accounts of $8,091 and $6,942, respectively. We sell our products to a wide range of customers. Our customers are not geographically concentrated. As of December 31, 2011 and January 1, 2011, 37.6% and 32.3%, respectively, of our gross accounts receivable were attributable to our top ten customers. In 2011, 2010 and 2009, one customer accounted for 13.9% of our net sales for each of the three years, but no other customer accounted for more than 10% of our net sales. Our Company’s top ten customers accounted for approximately 34.8%, 33.6% and 34.1% of our net sales for 2011, 2010 and 2009, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. An allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when we determine that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with our customer.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis. At December 31, 2011 and January 1, 2011, we had a reserve for excess and obsolete inventories of $9,976 and $9,651, respectively. Inventories, which are net of excess and obsolete inventory, consisted of the following at December 31, 2011 and January 1, 2011:

	September 30,	September 30,
	2011	2010
Raw materials	$20,990	$19,310
Work-in-process	2,647	2,364
Finished goods	122,178	119,419

	$145,815	$141,093

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

September 30,
Buildings and leasehold improvements	Ten to twenty years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three to five years

Property, plant and equipment consisted of the following at December 31, 2011 and January 1, 2011:

	September 30,	September 30,
	2011	2010
Land	$105	$105
Building and leasehold improvements	14,294	12,230
Machinery and equipment	41,980	33,004
Office equipment and furniture	4,562	4,202
Computer equipment and software	49,596	39,780
Construction in progress	13,953	13,830

	124,490	103,151
Less accumulated depreciation	(70,161)	(53,415)

	$54,329	$49,736

Depreciation expense relating to all property, plant and equipment amounted to $19,230, $17,108 and $15,124 for 2011, 2010 and 2009, respectively.

Capitalized costs of internal use software is amortized on a straight-line basis over the estimated useful life commencing from the date the software asset is ready for its intended use.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Goodwill and Intangible Assets

Goodwill and other indefinite-lived intangible assets resulting from acquisitions are not amortized. A fair value method of testing goodwill and other indefinite-lived intangible assets for impairment is completed on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate impairment or reduce the fair value of the indefinite-lived intangible asset or a reporting unit (for goodwill) below its carrying value. Our Company’s annual impairment assessments are performed as of the fiscal year end date by determining an estimate of the fair value of our indefinite-lived intangible assets or, for goodwill, the fair value of the reporting units to evaluate whether an impairment exists. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component.

The results of our Company’s annual analysis indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2011, 2010 or 2009, and that none of the reporting units was at risk of failing the impairment test as of the date of each respective impairment assessment. We also reviewed our finite-lived intangible assets and noted no impairment occurred in the carrying amount in 2011, 2010 or 2009.

Our Company’s acquired intangible assets were as follows at December 31, 2011 and January 1, 2011:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		January 1, 2011
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	59,180	(38,126)	59,180	(35,166)
Patents	60,345	(42,714)	60,345	(36,275)
Licensing and other	6,923	(5,934)	5,900	(5,721)

Total	$128,150	$(88,476)	$127,127	$(78,864)

Indefinite-lived intangible assets:
Trademarks	$230,784		$230,784

Our Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 7 to 20 years for customer relationships, 7 to 19 years for patents and 4 to 5 years for licensing and other agreements. As of December 31, 2011, the weighted average life is 12.4 years for customer relationships, 10.2 years for patents, 4.7 years for licensing and other agreements and the overall weighted average life for acquired intangible assets is approximately 10.9 years. For 2011, 2010 and 2009 acquired intangible asset amortization was $9,612, $11,765 and $13,406, respectively. We estimate that amortization of existing intangible assets will be $9,351, $6,826, $6,063, $5,354 and $3,220 for 2012, 2013, 2014, 2015 and 2016, respectively.

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

Changes in the carrying amount of goodwill during the year ended December 31, 2011 and January 1, 2011 are summarized as follows:

	September 30,	September 30,	September 30,
	Team Sports	Action Sports	Consolidated
Balance at January 2, 2010	$142,077	$61,464	$203,541
Acquisitions	3,158	—	3,158
Additional purchase price	229	—	229

Balance at January 1, 2011	145,464	61,464	206,928
Acquisition	862	—	862
Opening balance sheet reclassification	—	907	907

Balance at December 31, 2011	$146,326	$62,371	$208,697

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

The carrying amount of goodwill related to the Team Sports segment was increased in 2010 by $229 due to earn-out payments related to Riddell.

During the fourth fiscal quarter of 2011, our Company completed a small acquisition, as Easton acquired certain assets and assumed certain liabilities of an ice hockey skate design company for a purchase price of approximately $1,875 consisting of cash and contingent consideration. The carrying amounts of intangible assets and goodwill related to our Team Sports segment increased by $1,023 and $862, respectively.

In 2011, our Company determined that a non-current deferred tax liability related to the purchase of Bell was understated by approximately $907, and therefore, we have recorded an adjustment to increase goodwill by $907 in our Action Sports segment and increase non-current deferred tax liability by the same amount.

Long-Lived Assets

Our Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2011, 2010 and 2009, we did not have any impairment of long-lived assets.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Deferred Financing Fees

Deferred financing fees are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. In connection with the Amendment in May 2011, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,282, which have been recorded as debt issuance costs. We amortized $2,788, $3,007 and $3,530 of debt issuance fees during 2011, 2010 and 2009, respectively, which is included in Interest expense, net.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable. Our Company is included in the consolidated tax return of our Parent.

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

The following is a reconciliation of the changes in our Company’s product warranty liability for 2011 and 2010.

	September 30,	September 30,
	Year Ended
	2011	2010
Beginning of year	$2,434	$3,242
Warranty costs incurred during the period	(5,646)	(4,995)
Warranty expense recorded during the period	5,452	4,187

End of year	$2,240	$2,434

Advertising Costs

Our Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $5,846, $3,765 and $4,486, for 2011, 2010 and 2009, respectively.

Shipping and Handling

All shipping and handling fees billed to our customers are included as a component of net sales. Shipping and handling costs incurred by us are included in cost of sales.

Research and Development Expenses

Our Company expenses all research and development costs as incurred. Research and development expenses were approximately $16,881, $13,210 and $13,535 for 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses.

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

The estimated fair values of our Company’s long-term debt including accrued interest were as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		January 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$349,609	$384,439	$349,201	$387,158

Stock-Based Employee Compensation

Our Company expenses Class B Common Units, or Units, granted under our Parent’s equity incentive plan, or the Incentive Plan, based upon the fair market value calculation under the Black-Scholes Option Pricing Model of such Units on the date of grant. We amortize the fair market value of the Units granted over the vesting period of the Units.

Recent Accounting Pronouncements

In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of other comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and based on an update issued by the FASB, the effective date is pending and there may be a future modification to the standard. The adoption of the new standard will not have a material impact on our Company’s consolidated financial statements as we currently show comprehensive income as a continuous statement with our Consolidated Statements of Operations and Comprehensive Income.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

2. Long-term Debt

Long-term debt consisted of the following at December 31, 2011 and January 1, 2011:

	September 30,	September 30,
	2011	2010
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	42,000	38,893
Capital lease obligations	78	102

Total long-term debt	392,078	388,995
Less unamortized debt discount on senior secured notes	(3,330)	(3,832)
Less current maturities of long-term debt	(42,026)	(38,917)

Long-term debt, less current portion(1)	$346,722	$346,246

(1)	Includes long-term portion of capital lease obligations.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

ABL Credit Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At December 31, 2011, we had $42,000 outstanding under the ABL facility and $190,923 in availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At December 31, 2011, we had a zero balance outstanding under the Canadian sub-facility of the ABL facility.

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

At December 31, 2011, the aggregate contractual maturities of long-term debt were as follows:

	September 30,	September 30,	September 30,
Fiscal Year Ending	Senior Secured Notes	Capital Leases	Total
2012	$—	$26	$26
2013	—	29	29
2014	—	23	23
2015	—	—	—
2016	350,000	—	350,000
Thereafter	—	—	—

	$350,000	$78	$350,078

Cash payments for interest were $40,543, $42,061 and $32,294 for 2011, 2010 and 2009, respectively.

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2011 and January 1, 2011, outstanding letters of credit issued under the revolving credit facilities totaled $3,256 and $3,306, respectively. The amount of unused lines of credit at December 31, 2011 and January 1, 2011, was $190,923 and $162,902, respectively. The average interest rate on short term borrowings under the credit facilities during 2011 and 2010 was approximately 3.6% and 5.9%, respectively.

In connection with the Amendment in May 2011, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,282, which have been recorded as debt issuance costs. We amortized $2,788, $3,007 and $3,530 of debt issuance fees during 2011, 2010 and 2009, respectively, which is included in Interest expense, net.

Holdco Facility Refinancing and Equity Investment

On December 3, 2009, EB Sports refinanced its previous senior unsecured credit agreement with Wachovia Investment Holdings, LLC and the lenders named therein pursuant to which EB Sports had borrowed $175,000, or the Previous Holdco Facility, through (1) a new senior secured credit agreement, or the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility, (2) an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC and certain existing investors of Parent and EB Sports and their respective affiliates of $1,725 in cash in exchange for Class C Common Units of our Parent (of which, $1,466 was contributed by Parent to EB Sports) and (3) an equity investment from the Fenway Investors and certain existing investors of EB Sports and their respective affiliates of $113,275 in cash in exchange for new non-voting (other than rights to designate one director of EB Sports), non-redeemable Series A Preferred Stock of EB Sports, or the Series A Preferred Stock. The Series A Preferred Stock accrues dividends quarterly at a rate of 17.5% per annum. In addition to the $13,200 invested by existing investors of Parent, their respective affiliates and Paul Harrington in August 2009, the issuance of new shares of Series A Preferred Stock on December 3, 2009 resulted in an aggregate of $126,475 invested in Series A Preferred Stock immediately after giving effect to the financing.

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

At December 31, 2011, the amount of loans issued under the New Holdco Facility was $137,034 including accrued interest.

3. Accrued Expenses

Accrued expenses consist of the following at December 31, 2011 and January 1, 2011:

	September 30,	September 30,
	2011	2010
Salaries, wages, commissions and bonuses	$17,032	$14,675
Advertising	5,919	5,410
Rebates	6,111	6,044
Warranty	2,240	2,434
Product liability — current portion	5,521	4,491
Royalties	1,703	1,830
Interest	3,092	3,689
Income taxes	1,504	1,192
Other	20,169	18,687

	$63,291	$58,452

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

4. Leases

Our Company leases various facilities and equipment under non-cancelable operating leases with terms ranging from 2 to 12 years. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations. At December 31, 2011, future minimum commitments for capital leases and for operating leases with non-cancelable terms were as follows:

	September 30,	September 30,
Fiscal Year Ending	Capital Leases	Operating Leases
2012	$32	$9,643
2013	32	5,617
2014	24	3,997
2015	—	2,766
2016	—	2,719
Thereafter	—	6,829

Total minimum lease payments	88	$31,571

Less amount representing interest	(10)

Present value of minimum lease payments, including current maturities of $26	$78

Property and equipment included the following amounts under capital leases at December 31, 2011 and January 1, 2011:

	September 30,	September 30,
	2011	2010
Leasehold improvements	$247	$247
Less accumulated depreciation	(199)	(181)

	$48	$66

Rent expense for operating leases was approximately $10,317, $9,873 and $9,698 for 2011, 2010 and 2009, respectively.

5. Employee Benefit Plans

At December 31, 2011, our Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Funding and administrative expense for these plans was approximately $9, $11 and $18 for 2011, 2010 and 2009, respectively. Further disclosures have not been made due to the immateriality of these plans.

At December 31, 2011, our Company had one defined contribution plan covering substantially all of our non-union employees. Through March 31, 2009, we contributed to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Effective April 1, 2009, we contribute to each participant a matching contribution determined on a discretionary basis. No discretionary contributions were made to the plan for 2010 and 2009. Discretionary contributions were made in 2011. Expenses related to these plans amounted to approximately $1,344, $6 and $570 for 2011, 2010 and 2009, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

6. Segment Information

Our Company has two reportable segments: Team Sports and Action Sports. The majority of Easton’s activity is reflected in our Team Sports segment which primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components, footwear and accessories for cycling, snowsports and powersports and fitness related products. Following the acquisition of Easton, our Action Sports segment includes Easton’s cycling business. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

Segment results for 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	Team Sports	Action Sports	Consolidated
Year ended December 31, 2011:
Net sales	$472,338	$362,572	$834,910
Income from operations	54,547	54,304	108,851
Depreciation	11,414	7,816	19,230
Capital expenditures	14,007	9,791	23,798
Year ended January 1, 2011:
Net sales	$426,816	$346,027	$772,843
Income from operations	58,569	48,600	107,169
Depreciation	10,001	7,107	17,108
Capital expenditures	9,982	10,742	20,724
Year ended January 2, 2010:
Net sales	$387,021	$329,309	$716,330
Income from operations	46,078	42,237	88,315
Depreciation	9,030	6,094	15,124
Capital expenditures	8,297	7,359	15,656

	September 30,	September 30,	September 30,
	Team Sports	Action Sports	Consolidated
Assets
December 31, 2011	$640,109	$367,502	$1,007,611
January 1, 2011	599,980	364,574	964,554

A reconciliation from the segment information to the Consolidated Statements of Operations and Comprehensive Income is set forth below:

	September 30,	September 30,	September 30,
	Fiscal Year
	2011	2010	2009

Segment income from operations	$108,851	$107,169	$88,315
Equity compensation expense	(3,507)	(3,435)	(5,327)
Amortization of intangibles	(9,612)	(11,765)	(13,406)
Corporate expenses	(33,135)	(32,640)	(24,124)

Consolidated income from operations	$62,597	$59,329	$45,458

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Team Sports
Baseball and softball products	$175,826	21.1%	$151,097	19.6%	$136,924	19.2%
Ice hockey products	112,116	13.4	111,127	14.4	107,273	15.0
Football products and reconditioning	121,075	14.5	98,351	12.7	81,947	11.4
Other products and licensing	63,321	7.6	66,241	8.6	60,877	8.5

	$472,338	56.6%	$426,816	55.3%	$387,021	54.1%

Action Sports
Cycling helmets	$136,592	16.4%	$134,073	17.3%	$137,837	19.2%
Snowsports products	48,772	5.8	56,550	7.3	45,609	6.4
Powersports products	10,814	1.3	8,958	1.2	9,164	1.3
Premium cycling components, accessories, footwear and apparel	64,604	7.7	46,931	6.1	42,376	5.9
Fitness accessories	18,823	2.3	18,920	2.4	17,921	2.5
Cycling accessories	82,967	9.9	80,595	10.4	76,402	10.6

	$362,572	43.4%	$346,027	44.7%	$329,309	45.9%

Total Net Sales	$834,910	100.0%	$772,843	100.0%	$716,330	100.0%

(b) Net sales by customer location for 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
North America	$712,007	$655,121	$602,367
Europe	100,254	101,714	100,137
Other	22,649	16,008	13,826

	$834,910	$772,843	$716,330

(c) Property, plant and equipment, net by location at December 31, 2011 and January 1, 2011 were as follows:

	September 30,	September 30,
	2011	2010
North America	$41,735	$38,299
Other	12,594	11,437

	$54,329	$49,736

(d) Total assets by location at December 31, 2011 and January 1, 2011 were as follows:

	September 30,	September 30,
	2011	2010
North America	$943,259	$912,619
Other	64,352	51,935

	$1,007,611	$964,554

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of December 31, 2011, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in seven suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability. The claims are complex and span several years. During the time period of the factual allegations, we had product liability insurance from numerous carriers. Through insurance coverage counsel, we are aggressively identifying policies, putting carriers on notice and pursuing claims coverage with many insurance carriers. We expect that we will be afforded adequate coverage for defense costs and liability, if any.

Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our Company’s product liability coverage is written under a policy expiring in January 2013 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our Company’s first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000 expiring in January 2013. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 expiring January 2013, and a third layer excess liability policy providing an additional limit of $10,000 excess of $43,000 expiring January 2013, for a total limit of $53,000.

Litigation and Other Contingencies

Our Company is also involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment on the issue of liability in this suit. Liability and damages are bifurcated proceedings in Canada, and we are now in the damages phase of this proceeding. We do not believe that any resulting infringement damages award will have a material adverse effect on our financial results. We anticipate this matter will be resolved in approximately two years.

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

Our Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. Interest accrued on unrecognized tax benefits at December 31, 2011 was $318. At December 31, 2011 and January 1, 2011, there were $3,357 and $3,258 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

A reconciliation of the total gross amount of unrecognized tax benefits at December 31, 2011 and January 1, 2011 is as follows:

	September 30,	September 30,
	2011	2010
Beginning balance	$3,258	$2,690
Additions for tax positions of the current year	—	—
Additions for tax positions of the prior year	99	568

Ending balance	$3,357	$3,258

Our Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2008 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 1997. The tax years for Riddell remain open back to 2004.

Income tax expense (benefit) consisted of the following for December 31, 2011, January 1, 2011 and January 2, 2010:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current tax expense (benefit):
Federal	$413	$(929)	$3
State	1,560	785	1,386
Foreign	627	2,582	1,919

	2,600	2,438	3,308

Deferred tax expense (benefit):
Federal	6,215	2,898	2,041
State	934	593	175
Foreign	(52)	706	(878)

	7,097	4,197	1,338

Income tax expense	$9,697	$6,635	$4,646

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 is as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Provision for income taxes at United States federal statutory rate of 35%	$6,904	$5,167	$192
State and local income taxes, net of federal income tax effect	1,631	803	1,015
Taxes on foreign income which differ from the United States statutory rate	(134)	(137)	(1,423)
Non-deductible equity compensation expense	1,227	1,202	1,864
Tax effect of other permanent items	56	372	1,197
Unrecognized tax benefits activity	29	544	2,690
Other	(16)	(1,316)	(889)

	$9,697	$6,635	$4,646

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at December 31, 2011 and January 1, 2011:

	September 30,	September 30,
	2011	2010
Deferred income tax assets:
Receivable reserves	$3,313	$2,830
Inventory	4,736	4,533
Accrued expenses and reserves	13,881	13,431
Net operating loss carryforwards	31,821	32,339
Hedging assets	—	170
Other	3,036	2,288

Total deferred tax assets	56,787	55,591
Deferred income tax liabilities:
Property, plant and equipment	7,263	2,577
Intangible assets	83,481	79,626

Total deferred tax liabilities	90,744	82,203
Valuation allowance	(7,173)	(6,513)

Total net deferred income tax liability	$(41,130)	$(33,125)

At December 31, 2011, our Company had estimated net operating loss carryforwards available for U.S. federal income tax purposes of approximately $80,372. Based on Internal Revenue Code Section 382 relating to changes in ownership of our Company, utilization of the net operating loss carryforwards is limited to $61,826, which is the primary reason for $6,513 of the valuation allowance. These net operating loss carryforwards will begin to expire in 2021 through 2029. The additional $660 of valuation allowance established in the current year relates to net operating losses and capital loss carryforwards in foreign jurisdictions, including Canada and Sweden.

Our Company files a U.S. federal income tax return as a member of a U.S. consolidated group with EB Sports as the common parent. We record our provision for income taxes on a separate return basis which excludes any impact of EB Sports. As a result of filing our tax returns on a consolidated basis with EB Sports, there are additional net operating loss carryforwards that would be available to offset future income of our Company and EB Sports. To the extent these net operating losses are utilized to offset future income of our Company, a tax sharing agreement would be entered into providing that the tax benefit received by our Company ascribed to these net operating losses be recorded as either a payable to EB Sports or a contribution of capital by EB Sports to our Company.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Income (loss) before income taxes, consisted of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Domestic	$16,475	$6,525	$(3,034)
Foreign	3,250	8,236	3,582

Income before income taxes	$19,725	$14,761	$548

Our Company has cumulative undistributed earnings of non-U.S. subsidiaries of $23,267 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.

Cash paid for income taxes was $3,465, $3,362 and $6,251 for 2011, 2010 and 2009, respectively.

9. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of December 31, 2011, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Operations and Comprehensive Income.

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

The swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. As the interest rate swap expired on April 15, 2011, the fair value of the swap was zero at December 31, 2011 and a liability of $453 at January 1, 2011, and was recorded in the current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During 2011, interest expense reflected $796 related to the swap and a credit of $453 related to the change in the fair value of the swap.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Our Company utilizes foreign currency exchange forward contracts to reduce our risk related to inventory purchases and foreign currency based accounts receivable. These contracts are not designated as hedges, and therefore, under current accounting standards are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

No foreign currency exchange contracts were in place as of December 31, 2011. The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at January 1, 2011 were as follows:

	September 30,		September 30,	September 30,		September 30,
	December 31, 2011			January 1, 2011
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$—	Cdn$	—	$4,500	Cdn$	4,476

As of January 1, 2011, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of $93. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

10. Stock-Based Employee Compensation

On March 16, 2006, our Parent adopted the Incentive Plan. Our parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, which are intended to be profits interests. Such units qualify as equity instruments of our Parent. The holders of these units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such units to an amount commensurate with the then fair market value of a Class A Common Unit. As of December 31, 2011, there were 110,152,750.854 Units authorized for grant pursuant to the Incentive Plan.

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted, similar to an equity Stock Appreciation Right or SAR. This model uses such factors as the market price of the underlying Units at date of issuance, an exercise price of $1.32 for Units issued during fiscal years 2011, 2010 and 2009, and the expected term of the Unit, which is approximately two to four years, utilizing the simplified method. The weighted average grant date fair value of Units granted during 2011, 2010 and 2009 amounted to $0.23, $0.23 and $0.20, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

In fiscal years 2011, 2010 and 2009, the weighted average assumptions used in the Black-Scholes Option Pricing Model were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected term	1 to 4 years	2 to 4 years	4 years
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.7%	7.7%	7.7%
Risk-free interest rate	0.05 to 0.17%	0.15 to .22%	0.17%
Expected volatility(1)	50.0%	49.4%	41.4%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of December 31, 2011, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized the following unit based compensation expense, included in selling, general and administrative expenses for its Units during 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
Equity compensation expense	$3,507	$3,435	$5,327

As of December 31, 2011, there was $17,447 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units comprised of $3,117 related to time based vesting units and $14,330 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan is as follows:

	September 30,	September 30,
	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at January 1, 2011	96,169,675	$1.44
Granted	14,285,316	$1.32
Cancelled	(646,642)	$2.14
Forfeited	(4,505,112)	$1.34

Outstanding at December 31, 2011	105,303,237	$1.44

Vested Units at January 1, 2011	35,460,835	$1.60

Vested Units at December 31, 2011	48,971,258	$1.42

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2011, 2010 and 2009, Easton paid approximately $1,186, $1,152 and $1,152, respectively, in rent pursuant to such affiliate leases.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

On November 28, 2011, our Company entered into a consulting agreement with Dimension Six Innovation, LLC or Dimension, an entity of which Michael Wilskey, a member of the board of managers of our Parent and the board of directors of our Company, is an owner. Pursuant to the terms of the consulting agreement, Dimension agreed to provide us with strategic and product innovation consulting services. In exchange for services, Dimension is entitled to a compensation of $80 for 2011, $265 for 2012 and $60 for the first three months of 2013, with the agreement expiring on March 31, 2013.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis for 2011 and 2010. In addition, condensed consolidating financial statements for the results of operations and cash flows for 2009 are presented. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the following presentation.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,697	$5,813	$20,995	$—	$29,505
Accounts receivable, net	—	227,920	22,263	—	250,183
Inventories, net	—	130,161	15,654	—	145,815
Prepaid expenses	2,563	3,546	833	—	6,942
Deferred taxes	—	17,798	—	—	17,798
Other current assets	—	7,886	1,759	—	9,645

Total current assets	5,260	393,124	61,504	—	459,888

Property, plant and equipment, net	24,579	28,804	946	—	54,329
Deferred financing fees, net	12,622	—	—	—	12,622
Investments and intercompany receivables	374,661	81,052	59,014	(514,727)	—
Intangible assets, net	—	265,049	5,409	—	270,458
Goodwill	16,195	187,311	5,191	—	208,697
Other assets	425	1,066	126	—	1,617

Total assets	$433,742	$956,406	$132,190	$(514,727)	$1,007,611

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$42,000	$—	$—	$—	$42,000
Current portion of capital lease obligations	—	26	—	—	26
Accounts payable	—	86,421	2,268	—	88,689
Accrued expenses	11,511	46,999	4,781	—	63,291

Total current liabilities	53,511	133,446	7,049	—	194,006

Long-term debt, less current portion	346,670	—	—	—	346,670
Capital lease obligations, less current portion	—	52	—	—	52
Deferred taxes	—	58,928	—	—	58,928
Other noncurrent liabilities	—	10,897	7,433	—	18,330
Long-term intercompany payables	—	432,339	45,297	(477,636)	—

Total liabilities	400,181	635,662	59,779	(477,636)	617,986

Total stockholder’s equity	33,561	320,744	72,411	(37,091)	389,625

Total liabilities and stockholder’s equity	$433,742	$956,406	$132,190	$(514,727)	$1,007,611

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

January 1, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,981	$7,049	$14,994	$—	$24,024
Accounts receivable, net	—	189,750	26,416	—	216,166
Inventories, net	—	122,116	18,977	—	141,093
Prepaid expenses	1,306	4,907	867	—	7,080
Deferred taxes	—	16,254	—	—	16,254
Other current assets	—	7,504	979	—	8,483

Total current assets	3,287	347,580	62,233	—	413,100

Property, plant and equipment, net	21,235	27,776	725	—	49,736
Deferred financing fees, net	14,248	—	—	—	14,248
Investments and intercompany receivables	370,712	70,614	74,634	(515,960)	—
Intangible assets, net	—	273,466	5,581	—	279,047
Goodwill	16,195	185,542	5,191	—	206,928
Other assets	—	1,355	140	—	1,495

Total assets	$425,677	$906,333	$148,504	$(515,960)	$964,554

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$38,893	$—	$—	$—	$38,893
Current portion of capital lease obligations	—	24	—	—	24
Accounts payable	—	71,244	1,904	—	73,148
Accrued expenses	10,562	41,313	6,577	—	58,452

Total current liabilities	49,455	112,581	8,481	—	170,517

Long-term debt, less current portion	346,168	—	—	—	346,168
Capital lease obligations, less current portion	—	78	—	—	78
Deferred taxes	—	49,379	—	—	49,379
Other noncurrent liabilities	—	13,341	7,433	—	20,774
Long-term intercompany payables	—	417,140	60,496	(477,636)	—

Total liabilities	395,623	592,519	76,410	(477,636)	586,916

Total stockholder’s equity	30,054	313,814	72,094	(38,324)	377,638

Total liabilities and stockholder’s equity	$425,677	$906,333	$148,504	$(515,960)	$964,554

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Operations

Fiscal Year Ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$805,009	$83,603	$(53,702)	$834,910
Cost of sales	—	534,410	70,701	(53,702)	551,409

Gross profit	—	270,599	12,902	—	283,501
Selling, general and administrative expenses	42,264	158,896	10,132	—	211,292
Amortization of intangibles	—	9,612	—	—	9,612

(Loss) income from operations	(42,264)	102,091	2,770	—	62,597
Interest expense, net	40,797	2,060	15	—	42,872
Share of net income (loss) of subsidiaries under equity method	93,089	1,863	—	(94,952)	—

Income (loss) before income taxes	10,028	101,894	2,755	(94,952)	19,725
Income tax expense	—	8,805	892	—	9,697

Net income (loss)	$10,028	$93,089	$1,863	$(94,952)	$10,028

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 1, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$719,238	$87,938	$(34,333)	$772,843
Cost of sales	—	475,073	69,706	(34,333)	510,446

Gross profit	—	244,165	18,232	—	262,397
Selling, general and administrative expenses	41,935	139,290	10,078	—	191,303
Amortization of intangibles	—	11,765	—	—	11,765

(Loss) income from operations	(41,935)	93,110	8,154	—	59,329
Interest expense, net	43,445	1,121	2	—	44,568
Share of net income (loss) of subsidiaries under equity method	93,506	5,364	—	(98,870)	—

Income (loss) before income taxes	8,126	97,353	8,152	(98,870)	14,761
Income tax expense	—	3,847	2,788	—	6,635

Net income (loss)	$8,126	$93,506	$5,364	$(98,870)	$8,126

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 2, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$673,399	$79,905	$(36,974)	$716,330
Cost of sales	—	454,687	64,715	(36,974)	482,428

Gross profit	—	218,712	15,190	—	233,902
Selling, general and administrative expenses	34,038	130,076	10,924	—	175,038
Amortization of intangibles	—	13,406	—	—	13,406

(Loss) income from operations	(34,038)	75,230	4,266	—	45,458
Interest expense, net	44,123	785	2	—	44,910
Share of net income (loss) of subsidiaries under equity method	74,063	3,259	—	(77,322)	—

(Loss) income before income taxes	(4,098)	77,704	4,264	(77,322)	548
Income tax expense	—	3,641	1,005	—	4,646

Net (loss) income	$(4,098)	$74,063	$3,259	$(77,322)	$(4,098)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,028	$93,089	$1,863	$(94,952)	$10,028
Non-cash adjustments	1,839	(53,904)	930	94,952	43,817
Changes in operating assets and liabilities, net of effects from purchase of businesses	(733)	(27,445)	4,085	—	(24,093)

Net cash provided by operating activities	11,134	11,740	6,878	—	29,752
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,243)	(11,077)	(478)	—	(23,798)
Purchases of businesses, net of cash acquired	—	(1,875)	—	—	(1,875)

Net cash used in investing activities	(12,243)	(12,952)	(478)	—	(25,673)
Cash flows from financing activities:
Payments on capital lease obligations	—	(24)	—	—	(24)
Proceeds on revolving credit facility, net	3,107	—	—	—	3,107
Payments on debt issuance costs	(1,282)	—	—	—	(1,282)

Net cash used in financing activities	1,825	(24)	—	—	1,801
Effect of exchange rate changes on cash and cash equivalents	—	—	(399)	—	(399)

Net change in cash and cash equivalents	716	(1,236)	6,001	—	5,481
Cash and cash equivalents, beginning of year	1,981	7,049	14,994	—	24,024

Cash and cash equivalents, end of year	$2,697	$5,813	$20,995	$—	$29,505

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 1, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$8,126	$93,506	$5,364	$(98,870)	$8,126
Non-cash adjustments	21,753	(80,034)	(894)	98,870	39,695
Changes in operating assets and liabilities, net of effects from purchase of businesses	7,262	(3,895)	(3,616)	—	(249)

Net cash provided by operating activities	37,141	9,577	854	—	47,572
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,507)	(10,985)	(232)	—	(20,724)
Purchases of businesses, net of cash acquired	—	(1,750)	—	—	(1,750)

Net cash used in investing activities	(9,507)	(12,735)	(232)	—	(22,474)
Cash flows from financing activities:
Payments on capital lease obligations	—	(22)	—	—	(22)
Payments on revolving credit facility, net	(35,000)	—	—	—	(35,000)

Net cash used in financing activities	(35,000)	(22)	—	—	(35,022)
Effect of exchange rate changes on cash and cash equivalents	—	—	630	—	630

Net change in cash and cash equivalents	(7,366)	(3,180)	1,252	—	(9,294)
Cash and cash equivalents, beginning of year	9,347	10,229	13,742	—	33,318

Cash and cash equivalents, end of year	$1,981	$7,049	$14,994	$—	$24,024

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 2, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,098)	$74,063	$3,259	$(77,322)	$(4,098)
Non-cash adjustments	43,646	(74,964)	(1,008)	77,322	44,996
Changes in operating assets and liabilities, net of effects from purchase of businesses	9,554	9,906	(6,564)	—	12,896

Net cash provided by operating activities	49,102	9,005	(4,313)	—	53,794
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,232)	(8,178)	(246)	—	(15,656)
Purchase of intellectual property	—	(400)	—	—	(400)

Net cash used in investing activities	(7,232)	(8,578)	(246)	—	(16,056)
Cash flows from financing activities:
Payments on capital lease obligations	—	(21)	—	—	(21)
Payments on old senior term notes	(315,788)	—	—	—	(315,788)
Proceeds from new revolving ABL credit facility, net	70,000	—	—	—	70,000
Extinguishment of senior subordinated notes	(140,000)	—	—	—	(140,000)
Proceeds from issuance of senior secured notes	345,677	—	—	—	345,677
Payments on debt issuance costs	(17,505)	—	—	—	(17,505)
Distribution to RBG	(2,594)	—	—	—	(2,594)
Capital contribution by RBG	12,858	—	—	—	12,858

Net cash used in financing activities	(47,352)	(21)	—	—	(47,373)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,652	—	1,652

Net change in cash and cash equivalents	(5,482)	406	(2,907)	—	(7,983)
Cash and cash equivalents, beginning of year	14,829	9,823	16,649	—	41,301

Cash and cash equivalents, end of year	$9,347	$10,229	$13,742	$—	$33,318

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

At December 31, 2011, the end of the period covered by this annual report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

	September 30,	September 30,
Name	Age	Position
James L. Easton	76	Chairman
Paul E. Harrington	50	President, Chief Executive Officer and Director
Mark A. Tripp	53	Chief Financial Officer, Senior Vice President of Finance, Treasurer and Secretary
Donna L. Flood	49	President of Giro and Easton Cycling and Chief Operations Officer
Daniel J. Arment	51	President of Riddell Sports
Steven T. Bigelow	48	President of Bell/Blackburn
Christopher Zimmerman	52	President of Easton Sports
Thomas T. Merrigan	61	Executive Vice President and General Counsel
Hugh J. Hamill	57	Senior Vice President for Product Creation and Global Manufacturing
Laura K. Moore	49	Senior Vice President of Corporate Communications
Jackelyn E. Werblo	58	Senior Vice President of Human Resources
William L. Beane III	49	Director
Andrew J. Claerhout	40	Director
Peter D. Lamm	60	Director
Terry G. Lee	63	Director
Timothy P. Mayhew	44	Director
David A. Perdue	62	Director
Peter V. Ueberroth	74	Director
Richard E. Wenz	62	Director
Michael J. Wilskey	55	Director

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

Donna L. Flood has served as our President of Giro and Easton Cycling since January 2012 and as our Chief Operations Officer since January 2009. Additionally, for 2010 only, she also had responsibilities as our Executive Vice President of Specialty Product Marketing. Previous to joining our Company, Ms. Flood was the Vice President-Apparel Product Marketing in Asia (beginning January 2008) and the Vice President-Branded Apparel Development and Operations for Reebok since August 2004. From July 2003 to August 2004, she served as Vice President-European Operations for Reebok, with oversight for all supply chain activities in Europe. Starting in 1994, her 14 year career at Reebok also included the positions of Senior Director-Sales Operations/Inventory Management, Director-International Operations/Inventory Management, and Manager-International Footwear Operations.

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

Steven T. Bigelow has served as our President of Bell/Blackburn since January 2012. Mr. Bigelow previously served as our President of Action Sports during 2011. He also served as our Executive Vice President and General Manager of Mass Division from May 2008 and as our General Manager of Action Sports Sales from January 2010 to December 2010. Mr. Bigelow served as Vice President of Mass Sales from February 2005 to April 2008 and was the Director of Sales for the Bell Sports, Mass Division from 2002 to January 2005. From 1990 to 2002, Mr. Bigelow served in various sales management positions, including Director of Sales for the Mass Cosmetics and Beauty Care Division of Revlon, Inc. Prior to 1990, Mr. Bigelow worked for R. J. Reynolds Company.

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

Hugh J. Hamill has served as our Senior Vice President for Global Manufacturing since January 2012 and as our Senior Vice President for Product Creation since December 2010. Previously, Mr. Hamill served as our Senior Vice President for Asia Operations from September 2009 to December 2010. From January 2006 to July 2009, he served as Senior Vice President for Reebok Brand Operations (Footwear, Apparel and Advanced Concepts). From October 2004 to January 2006, he served as Senior Vice President for Reebok Development and Manufacturing of footwear. Starting in 1987, his 22 year career at Reebok also included various positions in development and manufacturing with assignments in Korea, Indonesia and Hong Kong.

Laura K. Moore has served as our Senior Vice President of Corporate Communications since July 2011. Previously, Ms. Moore was Vice President of Global Communications for Kimberly-Clark from November 2008 to December 2010. From March 2007 to June 2008, Ms. Moore was Senior Vice President - Public Relations and Internal Communications for Regions Financial Corporation. Ms. Moore also served as Senior Vice President - Communications and Public Relations for RadioShack Corporation; and Vice President of Corporate Communications for Zale Corporation. Ms. Moore serves on the board of directors for the Dallas Women’s Foundation and is a member of the Arthur W. Page Society.

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

William L. Beane III has been one of our directors since 2005. Mr. Beane also serves as General Manager of the Oakland A’s, a position that he has held since 1997. Prior to becoming the General Manager of the Oakland A’s, Mr. Beane served as the Assistant to the Oakland A’s General Manager and as an Advance Scout. He is also a former major league baseball player and played for the New York Mets, the Minnesota Twins, the Detroit Tigers and the Oakland A’s.

Andrew J. Claerhout has been one of our directors since May 2009. Mr. Claerhout is a Vice President of Teachers’ Private Capital or TPC, the private equity arm of Ontario Teachers’ Pension Plan. Mr. Claerhout joined TPC in 2005 after working previously at EdgeStone Capital Partners, Pacific Equity Partners and Bain & Company. He also sits on the boards of National Bedding (Serta), Exal Corporation, General Nutrition Centers, Inc., Munchkin Inc. and Simmons Bedding Co. Mr. Claerhout previously served on the Board of Directors of Alexander Forbes Limited.

Peter D. Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Lamm co-founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Mr. Lamm serves on the boards of 1-800 Contacts, Inc, Fastfrate Holdings, Inc., Panther Expedited Services, Inc., Preferred Freezer Services, LLC, and Roadlink, Inc. Mr. Lamm is also a board member and Vice Chairman of the United States Fund for UNICEF and previously served on the Board of Directors of American Achievement Corporation.

Terry G. Lee has been one of our directors since 2004. Mr. Lee also serves as Executive Chairman of Bell Automotive Products, Inc. and is a Managing Director and co-founder of Hayden Capital Investments, LLC. In 1984, Mr. Lee and a partner acquired Bell Sports, Inc. and Mr. Lee served as Chairman and Chief Executive Officer of Bell from 1989 to 1998 and as Interim Chief Executive Officer in 2000. From 1998 to 2004, Mr. Lee served as Chairman of Bell. Prior to joining Bell, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where he began his career in sales and distribution and ultimately served as Senior Vice President of Sales before departing in 1983. Mr. Lee previously served as a Director of Jurlique International Pty Ltd., which was recently acquired by POLA Orbis.

Timothy P. Mayhew has served as one of our directors since 2004. Mr. Mayhew is a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. Mr. Mayhew serves as a director of 1-800 Contacts, Inc., American Achievement Corporation, Fastfrate Holdings, Inc., and Panther Expedited Services, Inc. Mr. Mayhew was previously on the Board of Directors for RoadLink Inc. and Targus Group International, Inc.

David A. Perdue joined our board of directors in August 2011. Since 2007, Mr. Perdue has served as the Chief Executive Officer of the Aquila Group LLC, a private investment firm that is involved with retail markets in India. He served as Chief Executive Officer and Chairman of Dollar General from April 2003 to July 2007. His prior experience includes serving as President of Reebok, in addition to executive positions with Haggar Inc. and the Sara Lee Corporation. He currently serves on the Board of Directors of Graphic Packaging Holding Corporation, Cardlytics, Inc., Liquidity Service, Inc., and Alliant Energy Corporation. Previously, he served on the Boards of Jo-Ann Stores and Pillowtex Corporation.

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

Michael J. Wilskey joined our board of directors in August 2011 and serves as a brand management consultant as an owner of Dimension Six Innovation, LLC. Mr. Wilskey is a 25 year veteran of Nike, Inc. and previously served as Vice President of Brand Management Affiliates from 2004 to 2009, Vice President of Advanced Concepts from 2001 to 2004, Vice President of Brand USA from 1999 to 2001, Vice President of Global Brand Management from 1996 to 1998 and held various other managerial positions at Nike.

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

Audit Committee

Our board of directors has a separately designated standing audit committee, or Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the audit committee are Messrs. Wenz and Mayhew. Our board of directors has determined that Mr. Wenz is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission rules.

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

Overview of Compensation and Process

Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our Parent, 401(k) participation, medical, disability and life insurance and miscellaneous fringe benefits and other perquisites. Our compensation committee, or the Committee, consists of Messrs. Easton, Mayhew, Claerhout and Perdue. It generally meets early in the fiscal year to formally approve the annual incentive plans. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally in February of each year. In addition, the Committee annually reviews and considers annual increases and additive equity awards for key executives.

As part of this annual review, the history of all the elements of each executive’s total compensation over each of the past three years is evaluated and compared to the compensation of other executive officers in an appropriate market comparison group. Typically, our chief executive officer makes compensation recommendations to the Committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The Committee considers and then determines, any annual compensation changes with respect to the chief executive officer. Paul E. Harrington, our President and Chief Executive Officer, was not present at the meeting when his compensation was discussed by the Committee. The Committee has the right to set the applicable compensation, taking into account any such recommendations as it sees fit.

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

Compensation Consultant

From time to time, the Committee may request and receive advice from independent compensation consultants. During 2011, Towers Watson & Co., a global human resources consulting company was retained to provide independent analysis of the compensation of certain key executives as compared to national industry averages as obtained through market surveys and an analysis of similarly sized companies, which was then summarized and presented to the compensation committee. This work was limited to certain key executive reviews and was not broad in scope. In the event of any significant compensation restructuring, the Committee may use independent compensation consultants for assistance.

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

Incentive Plan

On March 16, 2006 our Parent adopted the Incentive Plan. The purpose of the Incentive Plan is to advance the interests of our Parent to attract and retain managers, directors, employees, consultants or advisers who are in a position to make significant contributions to the success of our Parent and to encourage such persons to take into account the long-term interests of our Parent, us and our subsidiaries. On August 25, 2011, the Incentive Plan was amended to increase the number of authorized Units issuable under the Incentive Plan to 110,152,750.854 Units.

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

The board of managers of our Parent, its designees, and the compensation committee of the board of managers of our Parent serve as the administrator of the Incentive Plan. The administrator of the Incentive Plan has the authority, in its sole discretion, to select participants to receive awards, to determine the time of receipt, the number of Class B Common Units subject to each award and to establish any other terms, conditions and provisions of the awards under the Incentive Plan. The awards granted under the Incentive Plan will vest at such time or times as the administrator of the Incentive Plan may determine and the administrator of the Incentive Plan may accelerate the vesting of any award at any time. Generally, time vesting occurs over a four-year period measured from the date of the grant, and performance vesting is based on achievement of certain Company performance goals (including certain EBITDA thresholds) for 2011 and 2012. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control.

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

Post-Employment Compensation

We do not provide post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. Currently, we contribute to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Most of our executive officers participated in our 401(k) plan during fiscal 2011 and received matching contributions.

Specific Compensation of Named Executive Officers

The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of Paul E. Harrington, Chief Executive Officer, Mark A. Tripp, Chief Financial Officer and the three most-highly compensated individuals serving as executive officers at the end of 2011 (which includes Donna L. Flood, President of Giro and Easton Cycling and Chief Operations Officer, Steven T. Bigelow, President of Bell/Blackburn and Christopher Zimmerman, President of Easton Sports).

Summary Compensation Table

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(6)	All Other Compensation	Total ($)
Paul E. Harrington,	2011	$750,000	$1,000,000	$1,053,788	$378,113	$3,181,901
Chief Executive Officer(1)	2010	709,616	1,000,000	1,053,788	379,997	3,143,401
	2009	715,385	425,000	1,056,256	359,117	2,555,758

Mark A. Tripp,	2011	336,261	230,000	108,183	18,713	693,157
Chief Financial Officer(2)	2010	316,875	195,000	141,724	10,132	663,731
	2009	316,875	150,000	271,502	25,360	763,737

Donna L. Flood,	2011	352,975	240,000	146,858	213,408	953,241
President of Giro and Easton	2010	335,712	258,750	146,858	206,274	947,594
Cycling and Chief	2009	339,692	—	146,858	86,838	573,388
Operations Officer(3)

Steven T. Bigelow,	2011	358,081	280,000	154,118	136,756	928,955
President of	2010	325,000	275,025	130,390	240,829	971,244
Bell/Blackburn(4)	2009	236,269	—	185,848	6,290	428,407

Christopher Zimmerman,	2011	450,000	210,000	218,620	210,379	1,088,999
President of Easton Sports(5)	2010	375,000	185,000	218,620	598,911	1,377,531

(1)	For 2011, all other compensation for Mr. Harrington includes $180,000 for housing allowance and related taxes paid of $164,696, $30,000 for auto allowance and the remainder for medical expenses and life insurance and disability insurance premiums.

(2)	For 2011, all other compensation for Mr. Tripp includes $9,600 for auto allowance, $7,350 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums.

(3)	For 2011, all other compensation for Ms. Flood includes $96,000 for housing allowance and related taxes paid of $84,045, $18,000 for auto allowance, $7,350 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums.

(4)	For 2011, all other compensation for Mr. Bigelow includes $56,520 for housing allowance and related taxes paid of $49,482, $9,600 for auto allowance, $7,350 for 401K company contributions, $6,990 for relocation expenses and the remainder for medical expenses and life insurance and disability insurance premiums.

(5)	Mr. Zimmerman’s employment with us began on March 1, 2010. For 2010, his salary reflects earned amounts after the commencement of employment. For 2011, all other compensation for Mr. Zimmerman includes $96,000 for housing allowance and related taxes paid of $86,683, $18,000 for auto allowance, $7,350 for 401K company contributions and the remainder for life insurance and disability insurance premiums.

(6)	For all named executive officers, unit awards include the Class B Common Units of our Parent granted to such officer under our Parent’s Incentive Plan. The amounts set forth in the table reflect the amounts reported for financial statement reporting purposes for the respective fiscal year. The assumptions made in establishing such amounts are more fully described in Note 10 to the Audited Consolidated Financial Statements included in Item 8 of this annual report.

Grants of Plan-Based Awards

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Estimated Future Payments Under Equity Incentive Plan Awards			Number of Class B	Option Exercise	Grant Date Fair Value of options
	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Common Units (#) (4)	Price ($/sh)(5)	($)(6)
Steven T. Bigelow	3/1/2011	$166,667	$333,333	$500,000	860,709	$1.3218	$0.21

(1)	The threshold payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the lowest “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.

(2)	The target payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the intermediate “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.

(3)	The maximum payout assumes vesting of all time-based and performance-based Class B Common Units as well as achievement of the highest “floor payment” (based on our Company achieving certain EBITDA thresholds) payable pursuant to the terms of our Parent’s limited liability company agreement. Under the distribution waterfall provisions set forth in our Parent’s limited liability company agreement, holders may be entitled to certain additional distributions.

(4)	All awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.

(5)	The amounts set forth in the table represent the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder.

(6)	The amounts set forth in the table reflect the grant date fair value. The assumptions made in establishing such amount are more fully described in Note 10 to the Audited Consolidated Financial Statements included in this annual report.

Outstanding Equity Awards at Fiscal Year-End

	September 30,	September 30,	September 30,	September 30,
	Unit Awards
	Total Number of Units Outstanding (1)	Number of Units (#) Unvested (2)	Unit Base Price ($)(3)	Unit Vesting Date (4)
Paul E. Harrington	4,426,545.85	—	$1.3218	—
	21,394,722.05	13,371,701.28	$1.3218	12/31/2012
Mark A. Tripp	725,987.95	—	$1.3218	—
	4,438,265.63	2,773,916.02	$1.3218	12/31/2012
Donna L. Flood	6,024,962.51	3,765,601.57	$1.3218	12/31/2012
Steven T. Bigelow	116,505.85	—	$1.3218	—
	60,000.00	—	$1.3218	—
	90,000.00	22,500.00	$1.3218	5/31/2012
	4,897,747.80	3,168,681.00	$1.3218	12/31/2012
Christopher Zimmerman	6,885,671.44	5,164,253.58	$1.3218	12/31/2013

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.

(2)	Total number of unvested Class B Common Units as of December 31, 2011. These Class B Common Units consist of a portion of the Units that vest over time, and a portion of the Units that vest if certain performance conditions are met.

(3)	Represents the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder, some of which were amended in December 2009 to effect, among other things, a reduction in the applicable distribution threshold.

(4)	Date on which 100% of time based units will have vested. Generally, time based units vest evenly on an annual basis over a 4 year period (in increments of 25% per year).

Vested Equity Awards at Fiscal Year-End

	September 30,	September 30,
	Vested Unit Awards
Name	Number of Units (#) Vested (1)	Cumulative Value Expensed through Fiscal 2011 (2)
Paul E. Harrington	12,449,566.62	$3,696,124
Mark A. Tripp	2,390,337.56	$977,830
Donna L. Flood	2,259,360.94	$440,574
Steven T. Bigelow	1,973,072.65	$572,438
Christopher Zimmerman	1,721,417.86	$437,240

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan that have time vested prior to December 31, 2011.

(2)	Cumulative expense recognized through December 31, 2011 as compensation expense computed.

Employment Arrangements and Payments Upon Termination or Change of Control

Set forth below is a brief description of the employment agreements that we have with our named executive officers.

Paul E. Harrington entered into an employment agreement with us as of March 5, 2008, which we amended and restated on March 5, 2012. The employment agreement provides, among other things, for an initial term from March 5, 2012 to March 31, 2014, with an automatic renewal for an additional one-year term; a base salary and an annual bonus as determined by our board of directors or compensation committee; and equity-based compensation as determined by the board of managers of our Parent.

Mr. Harrington’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Harrington will be entitled to any accrued and unpaid base salary through the date of termination, pay at his base salary rate for any earned but unused vacation for the fiscal year immediately preceding the date of termination and any amounts owing but not paid for any annual bonus earned and reimbursements of certain expenses. If Mr. Harrington is terminated for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not. If we terminate Mr. Harrington without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Harrington monthly payments equal to one-twelfth of his annual base salary at the time of termination, through March 31, 2016 (although, without changing the overall schedule, actual commencement could occur in the 74-day period following termination);

(2) if Mr. Harrington is terminated without cause, the Company will pay Mr. Harrington an amount equal to his target annual bonus for each proceeding fiscal year on its next regular payroll date following each March 1 through March 31, 2016;

(3) subject to certain conditions, pay the premium cost for participation by Mr. Harrington and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (1) the expiration of the 18 months immediately following the date of termination, (2) the date Mr. Harrington becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Harrington is no longer eligible for participation under the Company’s health and dental plans under COBRA; and

(4) if Mr. Harrington is terminated without cause, the Company will allow Mr. Harrington to put his vested Units to our Parent at seventy-five percent of fair market value provided he does so within 120 days following the date of termination. If Mr. Harrington terminates his employment for good reason, he will be allowed to put his vested Units to our Parent at one hundred percent of fair market value provided he does so within 120 days following the date of termination.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Harrington under each triggering event scenario as if it had occurred on April 1, 2012 exclusive of COBRA costs, the value of which varies depending on the length of time such COBRA costs are to be incurred (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the fiscal year, earned vacation or certain qualified reimbursements):

September 30,
Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$6,960,000
Mr. Harrington terminates for Good Reason	$3,660,000
Mr. Harrington terminates other than for Good Reason	—
Termination following a Change of Control	$6,960,000

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

(2) pay Mr. Tripp an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs; and

(3) pay or reimburse the premium cost for participation by Mr. Tripp and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (1) the expiration of the 18 months immediately following the date of termination, (2) the date Mr. Tripp becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Tripp is no longer eligible for continuation of participation under COBRA.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on December 31, 2011 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

September 30,
Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$765,000
Mr. Tripp terminates for Good Reason	$765,000
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$765,000

If a change of control (as defined in Mr. Tripp’s Class B Common Unit certificate) of our Parent should occur and Mr. Tripp is continuously employed with us at the time of the change of control, then 100% of Mr. Tripp’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Tripp for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Tripp’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Tripp has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (1) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (2) Mr. Tripp is terminated other than for cause or he elects to terminate for good reason and (3) Mr. Tripp exercises his put option within 120 days of the date of termination. If we terminate Mr. Tripp for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Mr. Tripp under COBRA) are conditioned on Mr. Tripp’s timely delivery of an effective release of claims to us, as well as Mr. Tripp’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Donna L. Flood entered into an employment agreement with us as of November 10, 2008, which was amended on April 13, 2010. The employment agreement provides, among other things, for an initial term commencing on January 7, 2009 and ending on January 13, 2013, with an automatic renewal for additional one-year terms following the initial term; a base salary, subject to annual review, and an annual bonus as determined by our board of directors or its designated committee; and equity-based compensation as determined by the board of managers of our Parent. A housing allowance is included in Ms. Flood’s compensation through January 31, 2013.

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

(3) pay or reimburse the premium cost for participation by Ms. Flood and her eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (1) the expiration of the 18 months following the date of termination, (2) the date Ms. Flood becomes eligible for participation in the health or dental plan of a new employer or (3) the date Ms. Flood is no longer eligible for continuation of participation under COBRA; and

(4) provide Ms. Flood monthly payments for any housing allowance due to her for the earlier of (1) 12 months immediately following the date of termination or (2) January 31, 2013.

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

The following table sets forth the cash amounts that we would be obliged to pay Ms. Flood under each triggering event scenario as if it had occurred on December 31, 2011 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

September 30,
Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$906,000
Ms. Flood terminates for Good Reason	$906,000
Ms. Flood terminates other than for Good Reason	—
Termination following a Change of Control	$906,000

If a change of control (as defined in Ms. Flood’s Class B Common Unit certificate) of our Parent should occur, then up to 100% of Ms. Flood’s Class B Common Units shall accelerate and immediately vest. If we terminate Ms. Flood for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Ms. Flood’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Ms. Flood has the right to put her vested Class B Common Units to our Parent at 75% of fair market value, provided that (1) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (2) Ms. Flood is terminated other than for cause or she elects to terminate for good reason and (3) Ms. Flood exercises her put option within 120 days of the date of termination. If we terminate Ms. Flood for cause, all of her Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Ms. Flood under COBRA) are conditioned on Ms. Flood’s timely delivery of an effective release of claims and assignment of certain intellectual property to us, as well as Ms. Flood’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Steven T. Bigelow entered into an employment agreement with us as of January 9, 2012. The employment agreement provides, among other things, for an initial term commencing on January 1, 2012 and ending on December 31, 2014, with an automatic renewal for additional one-year terms following the initial term; a base salary, subject to annual review, a housing allowance, and an annual bonus as determined by our board of directors or its designated committee; and equity-based compensation as determined by the board of managers of our Parent.

Mr. Bigelow’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Bigelow will be entitled to any accrued and unpaid base salary through the date of termination, pay at his base salary rate for any earned but unused vacation for the fiscal year immediately preceding the date of termination, and any amounts owing but not paid for any annual bonus earned and reimbursements of certain expenses. If we terminate Mr. Bigelow without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Bigelow monthly payments equal to one-twelfth of his annual base salary, housing and automobile allowances for 18 months immediately following the date of termination. The housing allowance remains in effect only while residing in the state of California;

(2) pay Mr. Bigelow an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs and subject to increase by our board of directors; and

(3) pay or reimburse the premium cost for participation by Mr. Bigelow and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (1) the expiration of the 18 months following the date of termination, (2) the date Mr. Bigelow becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Bigelow is no longer eligible for continuation of participation under COBRA.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Bigelow under each triggering event scenario as if it had occurred on January 9, 2012 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

September 30,
Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$974,400
Mr. Bigelow terminates for Good Reason	$974,400
Mr. Bigelow terminates other than for Good Reason	—

If a change of control (as defined in Mr. Bigelow’s Class B Common Unit certificate) of our Parent should occur, then up to 100% of Mr. Bigelow’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Bigelow for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Bigelow’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Bigelow has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (1) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (2) Mr. Bigelow is terminated other than for cause or he elects to terminate for good reason and (3) Mr. Bigelow exercises his put option within 120 days of the date of termination. If we terminate Mr. Bigelow for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Mr. Bigelow under COBRA) are conditioned on Mr. Bigelow’s timely delivery of an effective release of claims and assignment of certain intellectual property to us, as well as Mr. Bigelow’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Christopher Zimmerman entered into an employment agreement with us as of March 1, 2010. The employment agreement provides, among other things, for an initial term of 3 years from March 1, 2010, with an automatic renewal for additional one-year terms; a base salary, subject to annual review, and an annual bonus as determined by our board of directors or its designated committee; and equity interest compensation of 6,885,671.44 Class B Common Units of our Parent and any further equity-based compensation as determined by the board of managers of our Parent. A housing allowance is included in Mr. Zimmerman’s compensation through March 1, 2013.

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

(3) pay or reimburse the premium cost for participation by Mr. Zimmerman and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (1) the expiration of the 18 months following the date of termination, (2) the date Mr. Zimmerman becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Zimmerman is no longer eligible for continuation of participation under COBRA; and

(4) provide Mr. Zimmerman monthly payments for any housing allowance due to him for the earlier of (1) 12 months immediately following the date of termination or (2) March 1, 2013.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Zimmerman under each triggering event scenario as if it had occurred on December 31, 2011 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

September 30,
Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$1,108,500
Mr. Zimmerman terminates for Good Reason	$1,108,500
Mr. Zimmerman terminates other than for Good Reason	—
Termination following a Change of Control	$1,108,500

If a change of control (as defined in Mr. Zimmerman’s Class B Common Unit certificate) of our Parent should occur, then up to 100% of Mr. Zimmerman’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Zimmerman for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Zimmerman’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Zimmerman has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (1) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (2) Mr. Zimmerman is terminated other than for cause or he elects to terminate for good reason and (3) Mr. Zimmerman exercises his put option within 120 days of the date of termination. If we terminate Mr. Zimmerman for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

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

Specific Compensation of Directors

Except as set forth below, the members of our board of directors and the board of managers of our Parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our Parent may be granted Class B Common Units of our Parent pursuant to awards made under the Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended December 31, 2011 as well as other compensation paid to our directors is set forth in the table below.

Director Compensation

	September 30,	September 30,	September 30,
Name(1)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
James L. Easton	—	—	—
Paul E. Harrington(2)	—	—	—
William L. Beane III	$116,031	—	$116,031
Andrew J. Claerhout	—	—	—
Peter D. Lamm	—	—	—
Terry G. Lee	116,031	$100,000	216,031
Kevin M. Mansfield (3)	—	—	—
Timothy P. Mayhew	—	—	—
David A. Perdue (3)	60,331	25,000	85,331
Aron I. Schwartz (4)	—	—	—
Peter V. Ueberroth	116,031	—	116,031
Richard E. Wenz	232,063	50,000	282,063
Michael J. Wilskey(4)	—	80,000	80,000

(1)	Mr. Lee and Mr. Wilskey received $100,000 and $80,000, respectively, pursuant to consulting agreements with us. Mr. Perdue received $25,000 as a board member and compensation committee member and Mr. Wenz received $50,000 as the Chair of the Audit Committee.

(2)	As noted above, Mr. Harrington also serves as a director of our Company and as a member of the board of managers of our Parent. All of Mr. Harrington’s compensation, including for services as a director, is reflected in the summary compensation table above and therefore has been omitted from this table.

(3)	Mr. Mansfield was replaced by Mr. Perdue as a member of our board of directors in August 2011.

(4)	Mr. Schwartz was replaced by Mr. Wilskey as a member of our board of directors in August 2011.

Compensation Committee Interlocks and Insider Participation

Messrs. Easton, Mayhew, Claerhout and Perdue are the members of our compensation committee. See the Section entitled “Arrangements with Jas. D. Easton, Inc.” in Item 13 of this Annual Report for information regarding our Company’s related-person transactions with Mr. Easton.

Compensation Committee Report

As noted above, the members of our compensation committee are Messrs. Easton, Mayhew, Claerhout and Perdue. Our compensation committee has reviewed and discussed with management the compensation discussion and analysis above. Based on its review and those discussions, our compensation committee has adopted the foregoing discussion and analysis and recommended that it be included in this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports Corp. and all of EB Sports Corp.’s outstanding shares of common stock are held directly by our Parent. The following table provides certain information as of March 27, 2012 with respect to the beneficial ownership of the membership interests of our Parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our Parent and shares of Series A Preferred Stock of EB Sports, (ii) each of the members of our board of directors and the board of managers of our Parent and (iii) each of our named executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	EB Sports Corp.		Easton-Bell Sports, LLC
	Series A Preferred Stock (1)	Percentage Ownership Interest in Series A Preferred Stock (2)	Class A Common Units(3)	Percentage Ownership Interest in Class A Units	Class B Common Units(4)	Percentage Ownership Interest in Class B Units(5)	Class C Common Units(6)	Percentage Ownership Interest in Class C Units(7)
Fenway Partners, LLC(8)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Ontario Teachers’ Pension Plan Board(9)	28,385.788	23.2%	47,621,270.834	22.9%	—	—	44,640,154.395	23.2%
York Street Capital Partners, LLC(10)	7,238.856	5.9%	12,271,099.273	5.9%	—	—	11,383,865.730	5.9%
James L. Easton Living Trust(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Westerkirk Alberta Inc.(12)	8,162.079	6.7%	1,724,038.508	*	—	—	12,899,170.890	6.7%
Paul E. Harrington	392.270	*	—	—	25,821,267.898	23.4%	600,000.000	*
Mark A. Tripp	101.179	*	58,359.401	*	5,164,253.580	4.7%	155,632.920	*
Christopher Zimmerman	—	—	—	—	6,885,671.440	6.3%	—	—
Steven T. Bigelow	2.186	*	33,974.315	*	5,164,253.650	4.7%	3,279.240	*
Donna L. Flood	94.847	*	—	—	6,024,962.510	5.5%	150,000.000	*
James L. Easton(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Peter V. Ueberroth(13)	—	—	—	—	881,556.000	*	—	—
Andrew Claerhout(14)	28,385.788	23.2%	47,621,270.834	22.9%	—	—	44,640,154.395	23.2%
Terry G. Lee(15)	67.271	*	114,035.208	*	881,556.000	*	105,790.155	*
William L. Beane III(16)	—	—	—	—	881,556.000	*	—	—
Peter D. Lamm(17)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Timothy P. Mayhew(18)	—	—	—	—	1,046,209.017	*	—	—
Richard E. Wenz(19)	—	—	—	—	1,763,112.000	*	—	—
David A. Perdue (20)	—	—	—	—	881,556.000	*	—	—
Michael J. Wilskey (21)	—	—	—	—	—	—	—	—
All directors and executive officers as a group(22)	99,219.692	81.0%	170,581,631.133	82.2%	69,361,742.355	63.0%	155,989,470.270	81.0%

*	means less than 1%.

(1)	For a discussion of the Series A Preferred Stock of EB Sports, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence. Easton-Bell Sports, LLC owns all of the outstanding voting common stock of EB Sports.

(2)	Represents percentage of ownership interest out of 122,428.495 Series A Preferred Stock.

(3)	For a discussion of the Class A Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(4)	For a discussion of the Class B Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(5)	Represents percentage of ownership interest in Class B units of authorized shares of 110,152,750.854.

(6)	For a discussion of the Class C Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

(7)	Represents percentage of ownership interest out of 192,531,729.375 Class C units.

(8)	Represents (i) 108,791,970.029 Class A Common Units and 34,806,025.245 Class C Common Units of our Parent and 22,379.531 Series A Preferred Stock of EB Sports held by Fenway Easton-Bell Sports Holdings, LLC, whose managing member is Fenway Partners Capital Fund II, L.P., whose managing member is Fenway Partners, LLC, (ii) 1,706,031.636 Class A Common Units and 793,729.500 Class C Common Units of our Parent and 501.886 Series A Preferred Stock of EB Sports held by FPIP, LLC, whose managing member is Fenway Partners, LLC, (iii) 522,955.835 Class A Common Units and 1,014,940.500 Class C Common Units of our Parent and 641.760 Series A Preferred Stock of EB Sports held by FPIP Trust, LLC whose managing member is Fenway Partners, LLC and (iv) 67,456,292.025 Class C Common Units of our Parent and 42,653.497 Series A Preferred Stock of EB Sports held by Fenway Partners Capital Fund III, L.P., whose general partner is Fenway Partners III, LLC, whose managing member is Fenway Partners, LLC. The principal executive offices of Fenway Partners, LLC and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(9)	The principal executive offices of Ontario Teachers’ Pension Plan Board are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(10)	Represents (i) 7,602,347.230 Class A Common Units and 7,052,677.035 Class C Common Units of our Parent and 4,484.708 Series A Preferred Shares of EB Sports held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,668,752.043 Class A Common Units and 4,331,188.695 Class C Common Units of our Parent and 2,754.148 Series A Preferred Shares of EB Sports held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Capital Partners, LLC are located at 376 Main Street, Bedminster, New Jersey 07921.

(11)	James L. Easton is the Chairman of Easton-Bell Sports, Inc.’s board of directors and may be deemed to beneficially own 11,205,004.902 Class A Common Units and 5,748,726.405 Class C Common Units of our Parent and 3,672.149 Series A Preferred Shares of EB Sports that are beneficially owned by the James L. Easton Living Trust and 466,875.204 Class A Common Units and 433,997.250 Class C Common Units of our Parent and 275.970 Series A Preferred Shares of EB Sports that are beneficially owned by Gregory J. Easton, the son of James L. Easton. Mr. James L. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of the James L. Easton Living Trust and James L. Easton are located at 7855 Haskell Avenue, Suite 350, Van Nuys, California 91406.

(12)	The principal office of Westerkirk Alberta Inc. is located at 95 Wellington Street West, Suite 1410, Toronto, Ontario M5J 2N7.

(13)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 5 San Joaquin Plaza, Suite 330, Newport Beach, CA 92660.

(14)	Andrew Claerhout is a Vice-President of Ontario Teachers’ Pension Plan Board. Mr. Claerhout may be deemed to beneficially own the Class A Common Units and Class C Common Units of Easton-Bell Sports, LLC and Series A Preferred Stock of EB Sports that are owned by Ontario Teachers’ Pension Plan Board. Mr. Claerhout may be deemed to have the power to dispose of the shares held by Ontario Teachers’ Pension Plan Board due to a delegation of authority from the board of directors of Ontario Teachers’ Pension Plan Board and expressly disclaims beneficial ownership of such shares. The principal office of Mr. Claerhout is located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(15)	Represents (i) 114,035.208 Class A Common Units and 105,790.155 Class C Common Units of our Parent and 67.271 Series A Preferred Shares of EB Sports held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 881,556.000 Class B Common Units held by Terry G. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our Parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lee is located at 3655 W. Anthem Way, Suite A109-421, Anthem, AZ 85086.

(16)	The principal office of William L. Beane III is located at Oakland A’s, 7000 Coliseum Way, Oakland, California 94621.

(17)	Peter D. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, which is the managing member of: Fenway Partners Capital Fund II, L.P., which is the managing member of Fenway Easton-Bell Sports Holdings, LLC; Fenway Partners III, LLC, which is the general partner of Fenway Partners Capital Fund III, L.P.; FPIP, LLC; and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, Fenway Partners Capital Fund III, L.P., FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lamm is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(18)	The principal office of Timothy P. Mayhew is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(19)	The principal office of Richard E. Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.

(20)	The principal office of David A. Perdue is located at 494 Forest Road, Sea Island, GA 31561.

(21)	The principal office of Michael J. Wilskey is located at 1900 SW Kanan St., Portland, Oregon, 97239.

(22)	Represents 20 persons as a group for Class A Common Units, Class B Common Units, Class C Common Units of our Parent and Series A Preferred Stock of EB Sports.

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

Pursuant to our Parent’s limited liability company agreement and subject to certain limitations, the Fenway Investors have the right to appoint seven members to the board of managers of our Parent (such appointees being, William Beane, Paul Harrington, Peter Lamm, Terry Lee, Timothy Mayhew, Richard Wenz and Michael Wilskey), Ontario Teachers’ Pension Plan Board has the right to appoint two members to the board of managers of our Parent (such appointees being Andrew Claerhout and David Perdue) and affiliates of James Easton have the right to appoint two members of the board of managers of our Parent (such appointees being James Easton and Peter Ueberroth).

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

Holdco Facility Refinancing and Equity Investment

On December 3, 2009, EB Sports refinanced the Previous Holdco Facility with Wachovia Investment Holdings, LLC and the lenders named therein pursuant to which EB Sports had initially borrowed $175.0 million, in part through an equity investment from the Fenway Investors and certain existing investors of Parent and EB Sports and their respective affiliates. The equity investment was comprised of (1) $1.725 million in cash in exchange for Class C Common Units of our Parent (of which, $1.466 million was contributed by Parent to EB Sports) and (2) $113.275 million in cash in exchange for shares of Series A Preferred Stock of EB Sports. The Series A Preferred Stock accrues dividends quarterly at a rate of 17.5% per annum. In addition to the $13.2 million invested by existing investors of EB Sports, their respective affiliates and Paul Harrington in August 2009, the issuance of new shares of Series A Preferred Stock on December 3, 2009 resulted in an aggregate of $126.5 million invested in Series A Preferred Stock immediately after giving effect to the financing.

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

As of December 31, 2011, the amount of loans issued under the New Holdco Facility was approximately $137.0 million, including accrued interest.

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

Employment Agreements and Arrangements with Management

We have employment agreements with all of our fiscal 2011 named executive officers, Paul Harrington, our President and Chief Executive Officer, Mark Tripp, our Senior Vice President of Finance, Treasurer, Secretary and Chief Financial Officer, Donna Flood, our President of Giro and Easton Cycling and Chief Operations Officer, Steven Bigelow, our President of Bell/Blackburn and Christopher Zimmerman, our President of Easton Sports. Mr. Harrington’s employment agreement was amended and restated on March 5, 2012 and provides for an initial term from March 5, 2012 to March 31, 2014, with an automatic renewal for an additional one-year term. Mr. Tripp’s employment agreement contains an evergreen term provision which provides for automatic renewal of the agreement for a one year term each year. Ms. Flood’s and Mr. Zimmerman’s employment agreements have a term of three years and provide for automatic renewal of the agreements for one year terms. Mr. Bigelow’s employment agreement has a term of two years and provides for automatic renewal of the agreement for one year terms. We also have employment agreements with certain of our other executive officers.

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

We have entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which we are to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (1) the tenth anniversary of the consummation of our acquisition of Easton, (2) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (3) the effectiveness of any registered public offering by Easton Technical Products, Inc. and (4) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2011, 2010 and 2009, Easton paid approximately $1.2 million for each of the three years in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $1.2 million in fiscal 2012.

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

On November 28, 2011, our Company entered into a consulting agreement with Dimension Six Innovation, LLC or Dimension, an entity of which Michael Wilskey, a member of the board of managers of our Parent and the board of directors of our Company, is an owner. Pursuant to the terms of the consulting agreement, Dimension agreed to provide us with strategic and product innovation consulting services. In exchange for services, Dimension is entitled to a compensation of $80,000 for 2011, $265,000 for 2012 and $60,000 for the first three months of 2013, with the agreement expiring on March 31, 2013.

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

Director Independence

Our Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the NASDAQ Stock Market: William Beane, Andrew Claerhout, Peter Lamm, Terry Lee, David Perdue, Timothy Mayhew, Peter Ueberroth, Richard Wenz and Michael Wilskey.

Item 14. Principal Accountant Fees and Services

Audit-Related and All Other Fees

Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	September 30,	September 30,
	2011	2010
Audit Fees	$1,026,000	$1,076,000
Other Fees	—	—

Total	$1,026,000	$1,076,000

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

Other Fees—No other fees were paid to Ernst & Young, LLP in 2011 and 2010.

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

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 57 to 90 under Item 8 of this Form 10-K.

(2) Financial Statement Schedules:

The following Consolidated Financial Statement Schedule of Easton-Bell Sports, Inc. and its subsidiaries is included herein on page II-1.

September 30,
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

	September 30,	September 30,
Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are:
2.1	Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006

3.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K filed March 30, 2006

3.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 30, 2006

4.1	Form of 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.2	Indenture dated as of December 3, 2009	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.3	Registration Rights Agreement dated as of December 3, 2009	Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 9, 2009

10.1	Amendment and Restated Agreement dated as of May 13, 2011	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2011

10.2*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006

10.3*	Amendment to the 2006 Incentive Plan	Filed herewith

	September 30,	September 30,
Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are:
10.4*	Second Amended and Restated Employment Agreement with Paul Harrington	Filed herewith

10.5 *	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 23, 2006

10.6 *	Amended and Restated Employment Agreement with Donna L. Flood	Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 8, 2011

10.7*	Employment Agreement with Chris Zimmerman	Exhibit 10.7 to the Company’s Registration Statement on S-4, filed May 5, 2010

10.8 *	Consulting Agreement with Terry Lee	Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed April 7, 2005

10.9*	Employment Agreement with Steve Bigelow	Filed herewith

10.10*	Employment Agreement with Thomas T. Merrigan	Filed herewith

10.11*	Amended and Restated Employment Agreement with Jackelyn E. Werblo	Filed herewith

21.1	List of Subsidiaries	Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 8, 2011

31.1	Certification of Principal Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/S/ PAUL E. HARRINGTON
Paul E. Harrington
Principal Executive Officer

Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAUL E. HARRINGTON Paul E. Harrington	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2012

/s/ MARK A. TRIPP Mark A. Tripp	Chief Financial Officer (Principal Financial Officer)	March 27 , 2012

/s/ James L. Easton	Director	March 27, 2012
James L. Easton

/s/ WILLIAM L. BEANE III	Director	March 27 , 2012
William L. Beane III

/s/ ANDREW J. CLAERHOUT	Director	March 27, 2012
Andrew J. Claerhout

/s/ PETER D. LAMM	Director	March 27, 2012
Peter D. Lamm

/s/ TERRY G. LEE	Director	March 27, 2012
Terry G. Lee

/s/ TIMOTHY P. MAYHEW	Director	March 27, 2012
Timothy P. Mayhew

/s/ DAVID A. PERDUE	Director	March 27, 2012
David Perdue

/s/ PETER V. UEBERROTH	Director	March 27, 2012
Peter V. Ueberroth

/s/ RICHARD E. WENZ	Director	March 27, 2012
Richard E. Wenz

/s/ MICHAEL J. WILSKEY	Director	March 27, 2012
Michael J. Wilskey

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(2)

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2011

II-1

VALUATION AND QUALIFYING ACCOUNTS

	September 30,	September 30,	September 30,	September 30,	September 30,
		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Adjustments	Deductions	Balance at End of Period
	(Dollars in thousands)
Product Liability Reserve
Year ended December 31, 2011	$18,786	$—	$6,399	$(6,646)	$18,539
Year ended January 1, 2011	17,208	—	5,412	(3,834)	18,786
Year ended January 2, 2010	16,246	—	3,539	(2,577)	17,208
Excess and Obsolete Inventory Reserve
Year ended December 31, 2011	$9,651	$—	$7,397	$(7,072)	$9,976
Year ended January 1, 2011	7,748	—	8,410	(6,507)	9,651
Year ended January 2, 2010	7,736	—	6,801	(6,789)	7,748
Allowance for Doubtful Accounts
Year ended December 31, 2011	$6,942	$—	$4,011	$(2,862)	$8,091
Year ended January 1, 2011	6,453	—	3,409	(2,920)	6,942
Year ended January 2, 2010	7,273	—	3,826	(4,646)	6,453