Form 10-Q
period 2012-03-31
EASTON-BELL SPORTS, INC.
filed 2012-05-11
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

As of May 11, 2012, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,553	$29,505
Accounts receivable, net	262,407	250,183
Inventories, net	144,945	145,815
Prepaid expenses	7,301	6,942
Deferred taxes, net	17,779	17,798
Other current assets	10,603	9,645

Total current assets	473,588	459,888
Property, plant and equipment, net	55,246	54,329
Deferred financing fees, net	11,958	12,622
Intangible assets, net	271,195	270,458
Goodwill	208,697	208,697
Other assets	1,189	1,617

Total assets	$1,021,873	$1,007,611

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$66,000	$42,000
Current portion of capital lease obligations	26	26
Accounts payable	71,220	88,689
Accrued expenses	65,068	63,291

Total current liabilities	202,314	194,006
Long-term debt, less current portion	346,804	346,670
Capital lease obligations, less current portion	45	52
Deferred taxes	59,571	58,928
Other noncurrent liabilities	21,765	18,330

Total liabilities	630,499	617,986

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	364,334	363,730
Retained earnings	26,779	25,429
Accumulated other comprehensive income	261	466

Total stockholder’s equity	391,374	389,625

Total liabilities and stockholder’s equity	$1,021,873	$1,007,611

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Net sales	$216,281	$203,398
Cost of sales	143,106	139,441

Gross profit	73,175	63,957
Selling, general and administrative expenses	57,140	50,367
Amortization of intangibles	2,597	2,553

Income from operations	13,438	11,037
Interest expense, net	10,623	10,993

Income before income taxes	2,815	44
Income tax expense	1,465	106

Net income (loss)	1,350	(62)
Other comprehensive income:
Foreign currency translation adjustment	(205)	954

Comprehensive income	$1,145	$892

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income (loss)	$1,350	$(62)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,911	7,009
Amortization of deferred financing fees and debt discount	798	873
Equity compensation expense	604	657
Deferred income taxes	662	(852)
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(12,267)	(24,859)
Inventories, net	1,302	(6,478)
Other current and noncurrent assets	(889)	(3,545)
Accounts payable	(17,565)	6,750
Accrued expenses	1,833	4,739
Other current and noncurrent liabilities	244	(1,396)

Net cash used in operating activities	(16,017)	(17,164)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,593)	(4,916)
Purchase of business, net of cash acquired	(1,150)	—

Net cash used in investing activities	(6,743)	(4,916)

Cash flows from financing activities:
Proceeds from revolving credit facility	28,000	30,500
Payments on revolving credit facility	(4,000)	(7,000)
Payments on capital lease obligations	(7)	(6)

Net cash provided by financing activities	23,993	23,494

Effect of exchange rate changes on cash and cash equivalents	(185)	(173)
Net change in cash and cash equivalents	1,048	1,241

Cash and cash equivalents, beginning of period	29,505	24,024

Cash and cash equivalents, end of period	$30,553	$25,265

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

The accompanying unaudited consolidated financial statements included herein have been prepared by our Company in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with our Company’s audited financial statements and notes thereto included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 27, 2012. Results for interim periods are not necessarily indicative of the results for the year.

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s first quarter of fiscal year 2012 ended on March 31, and the first quarter of fiscal year 2011 ended on April 2.

2. Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board, or the FASB’s, Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2011 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first fiscal quarter of 2012, there were no indicators of impairment to goodwill and intangible assets. There were no material changes to goodwill during the first fiscal quarter of 2012.

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of March 31, 2012	$146,326	$62,371	$208,697

During the first fiscal quarter of 2012, Riddell acquired certain assets and assumed certain liabilities of an athletic equipment reconditioning and uniform supply company for a purchase price of approximately $5,150 consisting of cash and contingent consideration. As a result, the carrying amount of customer relationships related to our Team Sports segment increased by $3,334.

Acquired intangible assets are as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(39,068)	59,180	(38,126)
Patents	60,345	(44,318)	60,345	(42,714)
Licensing and other	6,923	(5,985)	6,923	(5,934)

Total	$131,484	$(91,073)	$128,150	$(88,476)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

3. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	66,000	42,000
Capital lease obligations	71	78

Total long-term debt	416,071	392,078
Less unamortized debt discount on senior secured notes	(3,196)	(3,330)
Less current maturities of long-term debt	(66,026)	(42,026)

Long-term debt, less current portion(1)	$346,849	$346,722

(1)	Includes long-term portion of capital lease obligations.

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10.00% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

Among other provisions, the indenture governing the Notes contains certain restrictions that limit our Company’s ability to (1) incur, assume or guarantee additional debt, (2) pay dividends and make other restricted payments, (3) create liens, (4) sell assets and subsidiary stock, (5) enter into sale and leaseback transactions, (6) enter into agreements that restrict dividends from subsidiaries, (7) change our business, (8) enter into transactions with affiliates and (9) transfer all or substantially all of our assets or enter into merger or consolidation transactions. The indenture governing the Notes also requires us to make an offer to repurchase the Notes at 101.00% of the principal amount following a change of control of our Company, and subject to customary reinvestment rights, at 100.00% of the principal amount with the proceeds of certain sales of assets and subsidiary stock.

Subject to certain exceptions, the indenture governing the Notes permits our Company and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. In addition, the indenture does not limit the amount of indebtedness that our direct or indirect parent entities, including EB Sports and RBG, may incur.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At March 31, 2012, we had $66,000 outstanding under the ABL facility and $177,956 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At March 31, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

On May 13, 2011, our Company entered into an Amendment and Restatement Agreement, or the Amendment, among our Company, the Canadian Borrowers, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent and the other agents party thereto, which amended the ABL Facility. The Amendment, among other things, reduced the interest rate applicable to loans made under the ABL Facility and amended certain covenants thereunder applicable to our Company and our subsidiaries. In addition, the Amendment extended the maturity date of loans under the ABL Facility from December 3, 2013 to May 13, 2016; provided that if the Credit and Guaranty Agreement, dated as of December 3, 2009 among EB Sports Corp., as borrower, RBG Holdings Corp., as guarantor, Wachovia Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto has not been repaid or refinanced prior to July 1, 2015 with a new credit agreement that meets certain criteria set forth in the ABL Facility, the loans under the ABL Facility will mature on July 1, 2015.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of our assets or enter into merger or consolidation transactions, (4) change our business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) make restricted payments, (10) enter into transactions with affiliates and (11) enter into agreements that restrict dividends from subsidiaries.

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

Borrowings under the New Holdco Facility are not guaranteed by us or any of our subsidiaries and are senior unsecured obligations of EB Sports. However, given that EB Sports controls our Company’s direct parent, EB Sports has the ability, subject to the terms of the ABL Facility, the Notes and any other agreements which limit our ability to declare and pay dividends, to obtain money from us and our subsidiaries in order to fund its obligations under such loan.

At March 31, 2012, the amount of loans issued under the New Holdco Facility was $140,973 including accrued interest.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2012 and December 31, 2011, outstanding letters of credit issued under the revolving credit facilities both totaled $3,256. The amount of unused lines of credit at March 31, 2012 and December 31, 2011, were $177,956 and $190,923, respectively.

Cash payments for interest were $1,176 and $2,162 for the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively. We amortized $664 and $751 of debt issuance costs during the first fiscal quarter of 2012 and 2011, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Salaries, wages, commissions and bonuses	$12,426	$17,032
Advertising	5,777	5,919
Rebates	5,498	6,111
Warranty	2,396	2,240
Product liability - current portion	5,700	5,521
Royalties	250	1,703
Interest	11,743	3,092
Income taxes	2,173	1,504
Other	19,105	20,169

Total accrued expenses	$65,068	$63,291

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$23,502	$20,990
Work-in-process	3,524	2,647
Finished goods	117,919	122,178

Inventories, net	$144,945	$145,815

6. Recent Accounting Pronouncements

In June 2011, the FASB, issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of other comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and the standard is effective for annual and interim periods beginning after December 15, 2011. The adoption of the new standard did not have a material impact on our Company’s consolidated financial statements as we currently show comprehensive income as a continuous statement with our Consolidated Statements of Comprehensive Income.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

In September 2011, the FASB issued an amendment to simplify how an entity is required to test goodwill for impairment. Under this amendment, an entity has the option to first assess qualitative factors to determine whether it is more likely than not, that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not, that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is necessary; otherwise no further testing is necessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our Company’s consolidated financial statements.

7. Segment Reporting

Our Company has two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expenses, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment income from operations as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of income from operations for one segment may not be comparable to another segment.

Segment results for the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
March 31, 2012
Net sales	$124,412	$91,869	$216,281
Income from operations	11,896	14,690	26,586
Depreciation	3,217	2,097	5,314
Capital expenditures	3,020	2,573	5,593
April 2, 2011
Net sales	$116,268	$87,130	$203,398
Income from operations	9,566	11,784	21,350
Depreciation	2,676	1,780	4,456
Capital expenditures	2,951	1,965	4,916

	Team Sports	Action Sports	Consolidated
Assets
As of March 31, 2012	$646,052	$375,821	$1,021,873
As of December 31, 2011	640,109	367,502	1,007,611

A reconciliation from the segment information to the Consolidated Statements of Comprehensive Income is set forth below:

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Segment income from operations	$26,586	$21,350
Equity compensation expense	(604)	(657)
Corporate expenses	(9,947)	(7,103)
Amortization of intangibles	(2,597)	(2,553)

Consolidated income from operations	$13,438	$11,037

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of March 31, 2012, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in fourteen suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability. The claims are complex and span several years. During the time period of the factual allegations, we had product liability insurance from numerous carriers. Through insurance coverage counsel, we are aggressively identifying policies, putting carriers on notice and pursuing claims coverage with many insurance carriers. We expect that we will be afforded adequate coverage for defense costs and liability, if any.

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

Litigation and Other Contingencies

Our Company is also involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment on the issue of liability in this suit. Liability and damages are bifurcated proceedings in Canada, and we are now in the damages phase of this proceeding. We do not believe that any resulting infringement damages award will have a material adverse effect on our financial results. We anticipate this matter will be resolved within approximately two years.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

9. Income Taxes

Our Company recorded income tax expense of $1,465 and $106 for the first fiscal quarters ended March 31, 2012, and April 2, 2011, respectively. Our Company’s effective tax rate was 52.0% for the first fiscal quarter of 2012, as compared to 240.9% for the first fiscal quarter of 2011. For the fiscal quarters ended March 31, 2012 and April 2, 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of March 31, 2012, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive Income.

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

In 2008, our Company entered an interest rate swap agreement with Wachovia Bank, N.A. The interest rate swap had an initial fixed USD LIBOR of 2.921%, and was subsequently revised to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap agreement was not designated as a hedge, and therefore, was recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Comprehensive Income each period.

The swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. As the interest rate swap expired on April 15, 2011, the fair value of the swap was zero at March 31, 2012 and a liability of $48 at April 2, 2011, and was recorded in the current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding charge to interest expense. During the first fiscal quarter of 2011, interest expense reflected $380 related to the swap and a credit of $405 related to the change in the fair value of the swap.

Our Company has foreign currency exchange forward contracts in place to reduce our risk related to inventory purchases and foreign currency based accounts receivable. These contracts are not designated as hedges, and therefore, under current accounting standards are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

No foreign currency exchange forward contracts were in place as of December 31, 2011. The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States Dollars at March 31, 2012 were as follows:

	March 31, 2012			December 31, 2011
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Mexican Pesos	$3,840	MXN$	49,346	$—	$—

As of March 31, 2012, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented a liability of approximately $73. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at March 31, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—

Liabilities:
Foreign currency exchange forward contracts	$—	$73	$—

Total	$—	$73	$—

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

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$358,369	$398,752	$349,609	$384,439

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

11. Equity-Based Employee Compensation

On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, the Units, which are intended to be profits interests. Such Units qualify as equity instruments of our Parent. The holders of these Units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these Units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these Units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such Units to an amount commensurate with the then fair market value of a Class A Common Unit. As of March 31, 2012, there were 110,152,750.854 Units authorized for grant pursuant to the Incentive Plan.

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted. This model uses the simplified method and such factors as the market price of the underlying Units at date of issuance. No grants were issued during the first fiscal quarter of 2012.

Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of March 31, 2012, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the first fiscal quarters of 2012 and 2011 as follows:

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Equity compensation expense	$604	$657

As of March 31, 2012, there was $16,840 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $2,514 related to time based vesting Units and $14,326 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan for the first fiscal quarter of 2012 is as follows:

	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at December 31, 2011	105,303,237	$1.42
Forfeited	(537,943)	$2.14

Outstanding at March 31, 2012	104,765,294	$1.42

Vested Units at March 31, 2012	49,401,613	$1.42

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

The following is a reconciliation of the changes in our Company’s product warranty liability:

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Beginning of period	$2,240	$2,434
Warranty costs incurred during the period	(2,284)	(2,034)
Warranty expense recorded during the period	2,440	1,780

End of period	$2,396	$2,180

13. Related Party Transactions

Our Company, certain of our subsidiaries, RBG and our Parent have management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P and Fenway Partners Capital Fund III, L.P., which are affiliates of our Parent, pursuant to which Fenway Partners, LLC and Fenway Partners Resources, Inc. agree to provide management and other advisory services to our Company, certain of our subsidiaries, RBG and our Parent. These management agreements provided for an annual management fee and a fee in connection with certain significant transactions. In connection with the acquisition of Easton in 2006, the management agreements were amended to remove any obligation to pay an annual management fee, except for advisory services in connection with certain types of transactions where a Fenway entity will be paid a fee equal to the greater of $1.0 million or 1.5% of the gross value of such transaction, plus reimbursement of fees and expenses incurred in connection with such transactions. No annual management fees have been paid under the management agreements since 2006.

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

Our Company has entered into a right of first offer agreement with Jas. D. Easton, Inc. and Easton Technical Products, Inc. pursuant to which our Company is to receive the opportunity to purchase Easton Technical Products, Inc. prior to any third party buyer. The term of the right of first offer agreement extends until the earliest of (1) March 16, 2016, (2) the date Easton Technical Products, Inc. no longer uses the name “Easton,” (3) the effectiveness of any initial public offering by Easton Technical Products, Inc. or (4) the consummation of any sale of such company or a controlling interest therein effectuated in accordance with the terms of the right of first offer agreement.

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent payments pursuant to such affiliate leases were $297, for both the first fiscal quarters of 2012 and 2011.

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

On November 28, 2011, our Company entered into a consulting agreement with Dimension Six Innovation, LLC or Dimension, an entity of which Michael Wilskey, a member of the board of managers of our Parent and the board of directors of our Company, is an owner. Pursuant to the terms of the consulting agreement, Dimension agreed to provide us with strategic and product innovation consulting services. In exchange for services, Dimension is entitled to a compensation of $265 for 2012 and $60 for the first three months of 2013, with the agreement expiring on March 31, 2013.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis for the first fiscal quarter of 2012 and the respective comparable periods for fiscal 2011. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

March 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,956	$7,559	$21,038	$—	$30,553
Accounts receivable, net	—	240,679	21,728	—	262,407
Inventories, net	—	126,775	18,170	—	144,945
Prepaid expenses	2,084	4,215	1,002	—	7,301
Deferred taxes	—	17,779	—	—	17,779
Other current assets	—	8,578	2,025	—	10,603

Total current assets	4,040	405,585	63,963	—	473,588

Property, plant and equipment, net	24,423	29,690	1,133	—	55,246
Deferred financing fees, net	11,958	—	—	—	11,958
Investments and intercompany receivables	407,485	47,491	61,832	(516,808)	—
Intangible assets, net	—	265,771	5,424	—	271,195
Goodwill	16,195	187,311	5,191	—	208,697
Other assets	—	1,052	137	—	1,189

Total assets	$464,101	$936,900	$137,680	$(516,808)	$1,021,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$66,000	$—	$—	$—	$66,000
Current portion of capital lease obligations	—	26	—	—	26
Accounts payable	—	66,679	4,541	—	71,220
Accrued expenses	17,132	44,222	3,714	—	65,068

Total current liabilities	83,132	110,927	8,255	—	202,314

Long-term debt, less current portion	346,804	—	—	—	346,804
Capital lease obligations, less current portion	—	45	—	—	45
Deferred taxes	—	59,571	—	—	59,571
Other noncurrent liabilities	—	14,332	7,433	—	21,765
Long-term intercompany payables	—	428,884	48,752	(477,636)	—

Total liabilities	429,936	613,759	64,440	(477,636)	630,499

Total stockholder’s equity	34,165	323,141	73,240	(39,172)	391,374

Total liabilities and stockholder’s equity	$464,101	$936,900	$137,680	$(516,808)	$1,021,873

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

December 31, 2011

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended March 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$212,171	$12,308	$(8,198)	$216,281
Cost of sales	—	140,905	10,399	(8,198)	143,106

Gross profit	—	71,266	1,909	—	73,175
Selling, general and administrative expenses	11,717	42,920	2,503	—	57,140
Amortization of intangibles	—	2,597	—	—	2,597

(Loss) income from operations	(11,717)	25,749	(594)	—	13,438
Interest expense, net	10,164	448	11	—	10,623
Share of net income (loss) of subsidiaries under equity method	23,231	(622)	—	(22,609)	—

Income (loss) before income taxes	1,350	24,679	(605)	(22,609)	2,815
Income tax expense	—	1,448	17	—	1,465

Net income (loss)	1,350	23,231	(622)	(22,609)	1,350
Other comprehensive income:
Foreign currency translation adjustment	—	—	(205)	—	(205)

Comprehensive income	$1,350	$23,231	$(827)	$(22,609)	$1,145

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended April 2, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$198,497	$16,257	$(11,356)	$203,398
Cost of sales	—	136,628	14,169	(11,356)	139,441

Gross profit	—	61,869	2,088	—	63,957
Selling, general and administrative expenses	9,302	38,588	2,477	—	50,367
Amortization of intangibles	—	2,553	—	—	2,553

(Loss) income from operations	(9,302)	20,728	(389)	—	11,037
Interest expense, net	10,771	222	—	—	10,993
Share of net income (loss) of subsidiaries under equity method	20,011	(428)	—	(19,583)	—

(Loss) income before income taxes	(62)	20,078	(389)	(19,583)	44
Income tax expense	—	67	39	—	106

Net (loss) income	(62)	20,011	(428)	(19,583)	(62)
Other comprehensive income:
Foreign currency translation adjustment	—	—	954	—	954

Comprehensive income	$(62)	$20,011	$526	$(19,583)	$892

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Quarter Ended March 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,350	$23,231	$(622)	$(22,609)	$1,350
Non-cash adjustments	(30,187)	15,166	2,387	22,609	9,975
Changes in operating assets and liabilities	6,525	(32,699)	(1,168)	—	(27,342)

Net cash (used in) provided by operating activities	(22,312)	5,698	597	—	(16,017)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,429)	(2,795)	(369)	—	(5,593)
Purchase of business, net of cash acquired	—	(1,150)	—	—	(1,150)

Net cash used in investing activities	(2,429)	(3,945)	(369)	—	(6,743)
Cash flows from financing activities:
Payments on capital lease obligations	—	(7)	—	—	(7)
Proceeds from revolving credit facility, net	24,000	—	—	—	24,000

Net cash provided by (used in) financing activities	24,000	(7)	—	—	23,993
Effect of exchange rate changes on cash and cash equivalents	—	—	(185)	—	(185)

Net change in cash and cash equivalents	(741)	1,746	43	—	1,048
Cash and cash equivalents, beginning of period	2,697	5,813	20,995	—	29,505

Cash and cash equivalents, end of period	$1,956	$7,559	$21,038	$—	$30,553

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, as well as the risks outlined under “Risk Factors” in our 2011 Annual Report on Form 10-K, will be important in determining future results.

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

We currently sell a broad range of products primarily under four well-known brands—Easton® (baseball, softball, ice hockey and lacrosse equipment, apparel and cycling components), Bell® (cycling, action sports and powersports helmets and accessories), Giro® (cycling and snowsports helmets and accessories) and Riddell® (football equipment and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.

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

Net Sales

Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we collect. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell and Giro brands and the Easton branded cycling products, are reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.

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

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of March 31, 2012, the outstanding principal balance under the ABL Facility was $66.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

Derivative Instruments and Hedging Activity. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. These contracts are not designated as hedges, and therefore, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to SG&A in the Consolidated Statements of Comprehensive Income.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Comprehensive Income:

	Fiscal Quarter Ended
	March 31, 2012	% of Net Sales	April 2, 2011	% of Net Sales
	(Dollars in millions)
Net sales	$216.3	100.0%	$203.4	100.0%
Cost of sales	143.1	66.2%	139.4	68.5%

Gross profit	73.2	33.8%	64.0	31.5%
Selling, general and administrative expenses	57.2	26.4%	50.4	24.8%
Amortization of intangibles	2.6	1.2%	2.6	1.3%

Income from operations	$13.4	6.2%	$11.0	5.4%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended
	March 31,	April 2,	Change
	2012	2011	$	%
	(Dollars in millions)
Team Sports	$124.4	$116.3	$8.1	7.0%
Action Sports	91.9	87.1	4.8	5.5%

	$216.3	$203.4	$12.9	6.3%

Net sales in Team Sports during the first quarter of 2012 were negatively impacted by unfavorable foreign currency exchange rate movements of $0.1 million. Net sales in Action Sports during the first quarter of 2012 were positively impacted by favorable foreign currency exchange rate movements of $0.1 million. On a constant currency basis, net sales in Team Sports increased by $8.2 million, or 7.1%, and net sales in Action Sports increased by $4.7 million, or 5.4%.

The Team Sports net sales increase was due primarily to higher sales of baseball and softball bats resulting from new products and rule changes by governing bodies of certain baseball leagues, growth in sales of football helmets due to continued market share gains, higher sales of reconditioning services resulting from market share gains and higher sales of collectible helmets, all of which were partially offset by close out sales of hockey skates.

The Action Sports net sales increase was due primarily to growth in sales of Giro branded cycling footwear which was introduced in 2011, higher sales of cycling helmets to the specialty and mass channels and increased sales of powersports helmets to specialty dealers due to enhanced product offerings, all of which were partially offset by reduced demand for snow helmets and goggles in the global market due to high retail inventory levels.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended
	March 31, 2012	% of Net Sales	April 2, 2011	% of Net Sales
	(Dollars in millions)
Team Sports	$81.6	65.6%	$78.4	67.4%
Action Sports	61.5	66.9%	61.0	70.0%

	$143.1	66.2%	$139.4	68.5%

The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to improved sales mix and higher sales volumes of baseball and softball bats, the continued shift towards sales of higher margin football helmets and increased sales of higher margin collectible helmets, all of which were partially offset by a sales mix shift to lower margin hockey sticks, close-out sales of hockey skates, and a sales mix shift to lower margin baseball, softball and hockey protective equipment.

The decrease in Action Sports cost of sales as a percentage of net sales primarily relates to reduced close-out sales and increased sales of higher margin cycling helmets and accessories, all of which were partially offset by reduced sales of higher-margin snow helmets due to softness in the global market.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended
	March 31, 2012	% of Net Sales	April 2, 2011	% of Net Sales
	(Dollars in millions)
Team Sports	$42.8	34.4%	$37.9	32.6%
Action Sports	30.4	33.1%	26.1	30.0%

	$73.2	33.8%	$64.0	31.5%

The increase in Team Sports gross margin primarily relates to improved sales mix and higher sales volumes of baseball and softball bats, the continued shift towards sales of higher margin football helmets and increased sales of higher margin collectible helmets, all of which were partially offset by a sales mix shift to lower margin hockey sticks, close-out sales of hockey skates, and a sales mix shift to lower margin baseball, softball and hockey protective equipment.

The increase in Action Sports gross margin primarily relates to reduced close-out sales and increased sales of higher margin cycling helmets and accessories, all of which were partially offset by reduced sales of higher-margin snow helmets due to softness in the global market.

Selling, General and Administrative Expenses

SG&A expenses increased $6.8 million or 13.5% for the first fiscal quarter of 2012, as compared to the first fiscal quarter of 2011. The increase primarily relates to increased variable costs to support the sales growth, higher spending on research and development to enhance our product portfolio and increased depreciation expense related to capital expenditures for information technology and facilities improvements.

Amortization of Intangibles

Amortization of intangibles expense of $2.6 million did not vary for the first fiscal quarters of 2012 and 2011.

Interest Expense

Interest expense decreased $0.4 million or 3.4% during the first fiscal quarter of 2012, as compared to the first fiscal quarter of 2011. The decrease relates to a slight decrease in interest rates for the revolving credit facility during the first fiscal quarter of 2012.

Income Tax Expense

Income tax expense was $1.5 million and $0.1 million for the first fiscal quarters ended March 31, 2012, and April 2, 2011, respectively. The effective tax rate was 52.0% for the first fiscal quarter of 2012, as compared to 240.9% for the first fiscal quarter of 2011. For the fiscal quarters ended March 31, 2012 and April 2, 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 51.3% at March 31, 2012, as compared to 49.9% at December 31, 2011. The increase was primarily attributable to the increase in the revolving credit facility, partially offset by the increase in shareholder’s equity as a result of earnings for the fiscal quarter ended March 31, 2011.

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

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350.0 million of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10.00% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

Among other provisions, the indenture governing the Notes contains certain restrictions that limit our Company’s ability to (1) incur, assume or guarantee additional debt, (2) pay dividends and make other restricted payments, (3) create liens, (4) sell assets and subsidiary stock, (5) enter into sale and leaseback transactions, (6) enter into agreements that restrict dividends from subsidiaries, (7) change our business, (8) enter into transactions with affiliates and (9) transfer all or substantially all of our assets or enter into merger or consolidation transactions. The indenture governing the Notes also requires us to make an offer to repurchase the Notes at 101.00% of the principal amount following a change of control of our Company, and subject to customary reinvestment rights, at 100.00% of the principal amount with the proceeds of certain sales of assets and subsidiary stock.

Subject to certain exceptions, the indenture governing the Notes permits our Company and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. In addition, the indenture does not limit the amount of indebtedness that our direct or indirect parent entities, including EB Sports and RBG, may incur.

ABL Credit Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250.0 million (of which up to $30.0 million may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At March 31, 2012, we had $66.0 million outstanding under the ABL facility and $178.0 million in availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At March 31, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

On May 13, 2011, our Company entered into an Amendment and Restatement Agreement, or the Amendment, among our Company, the Canadian Borrowers, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent and the other agents party thereto, which amended the ABL Facility. The Amendment, among other things, reduced the interest rate applicable to loans made under the ABL Facility and amended certain covenants thereunder applicable to our Company and our subsidiaries. In addition, the Amendment extended the maturity date of loans under the ABL Facility from December 3, 2013 to May 13, 2016; provided that if the Credit and Guaranty Agreement, dated as of December 3, 2009 among EB Sports Corp., as borrower, RBG Holdings Corp., as guarantor, Wachovia Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto has not been repaid or refinanced prior to July 1, 2015 with a new credit agreement that meets certain criteria set forth in the ABL Facility, the loans under the ABL Facility will mature on July 1, 2015.

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

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of our assets or enter into merger or consolidation transactions, (4) change our business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) make restricted payments, (10) enter into transactions with affiliates and (11) enter into agreements that restrict dividends from subsidiaries.

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

Borrowings under the New Holdco Facility are not guaranteed by our Company or any of our subsidiaries and are senior unsecured obligations of EB Sports. However, EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. Given that EB Sports controls our Company’s direct parent, EB Sports has the ability, subject to the terms of the ABL Facility, the Notes and any other agreements which limit our ability to declare and pay dividends, to obtain money from our Company and our subsidiaries in order to fund its obligations under such loan.

As of March 31, 2012, the amount of loans issued under the New Holdco Facility was approximately $141.0 million, including accrued interest.

Sources and Uses of Our Cash

Cash used in operating activities was $16.0 million for the first fiscal quarter of 2012, as compared to $17.2 million of cash used in the first fiscal quarter of 2011. The net decrease in cash used in operating activities between the periods primarily reflects a smaller increase in accounts receivable and lower inventory, partially offset by lower accounts payable.

We had $271.3 million in working capital as of March 31, 2012, as compared to $265.9 million at December 31, 2011. The $5.4 million increase in working capital primarily results from the increase in accounts receivable and the decrease in accounts payable, partially offset by the increase in revolver borrowings.

Cash used in investing activities was $6.7 million for the first fiscal quarter of 2012, as compared to $4.9 million used in the first fiscal quarter of 2011. The primary reason for the difference is that the first fiscal quarter of 2012 includes $1.1 million in cash payments for the purchase of business, while no business was purchased in 2011. In addition, the first fiscal quarter of 2012 reflects $5.6 million related to the purchase of property, plant and equipment for information technology and enhancing new and existing products, whereas the first fiscal quarter of 2011 reflects $4.9 million related to the purchase of property, plant and equipment for information technology and enhancing new and existing products.

Cash provided by financing activities was $24.0 million for the first fiscal quarter of 2012, as compared to $23.5 million of cash provided by financing activities in the first fiscal quarter of 2011. The primary reason for the difference is that the first fiscal quarter of 2012 reflects $28.0 million of proceeds from borrowings and $4.0 million of payments on the revolving credit facility, whereas the first fiscal quarter of 2011 reflects $30.5 million from borrowings and $7.0 million of payments on the revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. In fiscal year 2011, approximately 87.7% of our net sales were in United States dollars, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At March 31, 2012, there were foreign currency exchange forward contracts in effect for the purchase of United States $3.8 million aggregated notional amounts, or approximately Mexican Pesos $49.3 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at March 31, 2012, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected second quarter 2012 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of March 31, 2012, the outstanding principal balance under this facility was $66.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.5% for the first fiscal quarter of 2012, based on the average ABL Facility balance of $63.3 million would result in an increase in interest expense of less than $0.1 million for the fiscal quarter ended March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We are also involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment on the issue of liability in this suit. Liability and damages are bifurcated proceedings in Canada, and we are now in the damages phase of this proceeding. We do not believe that any resulting infringement damages award will have a material adverse effect on our financial results. We anticipate this matter will be resolved within approximately two years.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.

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

EASTON-BELL SPORTS, INC.
Registrant

Dated: May 11, 2012	/s/ PAUL E. HARRINGTON
Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2012	/s/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)