Form 10-Q
period 2012-06-30
EASTON-BELL SPORTS, INC.
filed 2012-08-10
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

Consolidated Statements of Comprehensive Income for the Fiscal Quarter and Two Fiscal Quarters Ended June 30, 2012 (unaudited) and July 2, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended June 30, 2012 (unaudited) and July 2, 2011 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 6. Exhibits	39

SIGNATURES	40

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,612	$29,505
Accounts receivable, net	248,767	250,183
Inventories, net	152,227	145,815
Prepaid expenses	3,216	6,942
Deferred taxes, net	17,779	17,798
Other current assets	9,521	9,645

Total current assets	459,122	459,888
Property, plant and equipment, net	55,988	54,329
Deferred financing fees, net	11,293	12,622
Intangible assets, net	268,598	270,458
Goodwill	208,697	208,697
Other assets	2,184	1,617

Total assets	$1,005,882	$1,007,611

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$51,000	$42,000
Current portion of capital lease obligations	27	26
Accounts payable	71,909	88,689
Accrued expenses	59,221	63,291

Total current liabilities	182,157	194,006
Long-term debt, less current portion	346,940	346,670
Capital lease obligations, less current portion	38	52
Deferred taxes	60,219	58,928
Other noncurrent liabilities	22,040	18,330

Total liabilities	611,394	617,986

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	365,063	363,730
Retained earnings	30,487	25,429
Accumulated other comprehensive (loss) income	(1,062)	466

Total stockholder’s equity	394,488	389,625

Total liabilities and stockholder’s equity	$1,005,882	$1,007,611

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$214,067	$211,913	$430,348	$415,311
Cost of sales	139,232	140,888	282,339	280,329

Gross profit	74,835	71,025	148,009	134,982
Selling, general and administrative expenses	55,304	52,018	112,444	102,386
Amortization of intangibles	2,597	2,348	5,194	4,901

Income from operations	16,934	16,659	30,371	27,695
Interest expense, net	10,500	11,101	21,123	22,094

Income before income taxes	6,434	5,558	9,248	5,601
Income tax expense	2,726	2,612	4,190	2,717

Net income	3,708	2,946	5,058	2,884
Other comprehensive income:
Foreign currency translation adjustment	(1,323)	319	(1,528)	1,273

Comprehensive income	$2,385	$3,265	$3,530	$4,157

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Two Fiscal Quarters Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$5,058	$2,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,765	14,067
Amortization of deferred financing fees and debt discount	1,599	1,701
Deferred financing fees written-off	—	120
Equity compensation expense	1,333	1,361
Deferred income taxes	1,310	259
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	1,291	(25,569)
Inventories, net	(6,253)	(6,891)
Other current and noncurrent assets	3,283	735
Accounts payable	(16,642)	(2,915)
Accrued expenses	(4,078)	(526)
Other current and noncurrent liabilities	519	(1,640)

Net cash provided by (used in) operating activities	3,185	(16,414)

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,659)	(9,431)
Purchase of business, net of cash acquired	(1,150)	—

Net cash used in investing activities	(12,809)	(9,431)

Cash flows from financing activities:
Proceeds from revolving credit facility	32,000	43,778
Payments on revolving credit facility	(23,000)	(24,671)
Payments on capital lease obligations	(13)	(12)
Payment of debt issuance costs	—	(1,133)

Net cash provided by financing activities	8,987	17,962

Effect of exchange rate changes on cash and cash equivalents	(1,256)	33
Net change in cash and cash equivalents	(1,893)	(7,850)

Cash and cash equivalents, beginning of period	29,505	24,024

Cash and cash equivalents, end of period	$27,612	$16,174

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

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s second quarter of fiscal year 2012 ended on June 30, and the second quarter of fiscal year 2011 ended on July 2.

2. Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board, or the FASB’s, Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2011 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first two fiscal quarters of 2012, there were no indicators of impairment to goodwill and intangible assets. There were no material changes to goodwill during the first two fiscal quarters of 2012.

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of June 30, 2012	$146,326	$62,371	$208,697

During the first fiscal quarter of 2012, Riddell acquired certain assets and assumed certain liabilities of an athletic equipment reconditioning and uniform supply company for a purchase price of approximately $5,150 consisting of cash and contingent consideration. As a result, the carrying amount of customer relationships related to our Team Sports segment increased by $3,334.

Acquired intangible assets are as follows:

	June 30, 2012		December 31, 2011
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(40,010)	59,180	(38,126)
Patents	60,345	(45,922)	60,345	(42,714)

Licensing and other	6,923	(6,036)	6,923	(5,934)

Total	$131,484	$(93,670)	$128,150	$(88,476)

Indefinite-lived intangible assets:
Trademarks and tradenames	$230,784		$230,784

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

3. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	51,000	42,000
Capital lease obligations	65	78

Total debt	401,065	392,078
Less unamortized debt discount on senior secured notes	(3,060)	(3,330)
Less current maturities of long-term debt, Senior Secured Credit ABL Facility and capital lease obligations	(51,065)	(42,078)

Long-term debt, less current portion	$346,940	$346,670

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At June 30, 2012, we had $51,000 outstanding under the ABL facility and $175,647 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At June 30, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

Under the terms of the refinancing transaction, the net proceeds from the equity issuance were used to repurchase loans under the Previous Holdco Facility at a price of 90% of the principal amount thereof, and the consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into a new facility with a maturity date of December 31, 2015. The Previous Holdco Facility has been terminated. At closing, EB Sports had borrowed $108,268 under the New Holdco Facility. Borrowings under the New Holdco Facility bear interest at 11.5% per annum, such interest to be paid in cash; provided, that prior to maturity if EB Sports does not have sufficient cash on hand and Easton-Bell is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of Easton-Bell management) to permit Easton-Bell to distribute cash in an amount sufficient to allow such payment, EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period.

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

At June 30, 2012, the amount of loans issued under the New Holdco Facility was $145,092 including accrued interest.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2012 and December 31, 2011, outstanding letters of credit issued under the revolving credit facilities both totaled $3,256. The amount of unused lines of credit at June 30, 2012 and December 31, 2011, were $175,647 and $190,923, respectively.

Cash payments for interest were $18,592 and $19,192 for the fiscal quarters ended June 30, 2012 and July 2, 2011, respectively. For the first two fiscal quarters of 2012 and 2011, cash payments for interest were $19,768 and $21,354, respectively. We amortized $665 and $705 of debt issuance costs during the second fiscal quarter of 2012 and 2011, respectively. For the first two fiscal quarters of 2012 and 2011, we amortized $1,329 and $1,456 of debt issuance costs, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Salaries, wages, commissions and bonuses	$11,848	$17,032
Advertising	5,656	5,919
Rebates	6,244	6,111
Warranty	2,737	2,240
Product liability - current portion	5,464	5,521
Royalties	589	1,703
Interest	2,983	3,092
Income taxes	3,739	1,504
Other	19,961	20,169

Total accrued expenses	$59,221	$63,291

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$26,543	$20,990
Work-in-process	3,565	2,647
Finished goods	122,119	122,178

Inventories, net	$152,227	$145,815

6. Recent Accounting Pronouncements

In September 2011, the FASB issued an amendment to simplify how an entity is required to test goodwill for impairment. Under this amendment, an entity has the option to first assess qualitative factors to determine whether it is more likely than not, that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not, that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is necessary; otherwise no further testing is required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our Company’s consolidated financial statements.

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

Segment results for the fiscal quarter and two fiscal quarters ended June 30, 2012 and July 2, 2011, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
June 30, 2012
Net sales	$123,556	$90,511	$214,067
Income from operations	15,654	13,602	29,256
Depreciation	3,292	1,965	5,257
Capital expenditures	3,526	2,540	6,066
July 2, 2011
Net sales	$119,515	$92,398	$211,913
Income from operations	12,501	15,310	27,811
Depreciation	2,824	1,886	4,710
Capital expenditures	3,046	1,469	4,515

Two Fiscal Quarters Ended	Team Sports	Action Sports	Consolidated
June 30, 2012
Net sales	$247,968	$182,380	$430,348
Income from operations	27,550	28,292	55,842
Depreciation	6,509	4,062	10,571
Capital expenditures	6,546	5,113	11,659
July 2, 2011
Net sales	$235,783	$179,528	$415,311
Income from operations	22,067	27,094	49,161
Depreciation	5,500	3,666	9,166
Capital expenditures	5,997	3,434	9,431

	Team Sports	Action Sports	Consolidated
Assets
As of June 30, 2012	$645,091	$360,791	$1,005,882
As of December 31, 2011	640,109	367,502	1,007,611

A reconciliation from the segment information to the Consolidated Statements of Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2012	July 2, 2011	July 2, 2011	July 2, 2011
Segment income from operations	$29,256	$27,811	$55,842	$49,161
Equity compensation expense	(729)	(704)	(1,333)	(1,361)
Corporate expenses	(8,996)	(8,100)	(18,944)	(15,204)
Amortization of intangibles	(2,597)	(2,348)	(5,194)	(4,901)

Consolidated income from operations	$16,934	$16,659	$30,371	$27,695

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of June 30, 2012, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in thirty seven suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability. The claims are complex and span several years. During the time period of the factual allegations, we had product liability insurance from numerous carriers. Through insurance coverage counsel, we are aggressively identifying policies, putting carriers on notice and pursuing claims coverage with many insurance carriers. We expect that we will be afforded adequate coverage for defense costs and liability, if any.

Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our Company’s product liability coverage is written under a policy expiring in January 2013 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our Company’s first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000, and a third layer excess liability policy providing an additional limit of $10,000 excess of $43,000, all expiring January 2013, for a total limit of $53,000.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

9. Income Taxes

Our Company recorded income tax expense of $4,190 and $2,717 for the first two fiscal quarters of 2012 and 2011, respectively. Our Company’s effective tax rate was 45.3% for the first two fiscal quarters of 2012, as compared to 48.5% for the first two fiscal quarters of 2011. For the first two fiscal quarters of 2012 and 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of June 30, 2012, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive Income.

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

No foreign currency exchange forward contracts were in place as of December 31, 2011. The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States Dollars at June 30, 2012 were as follows:

	June 30, 2012			December 31, 2011
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$7,967	CDN$	8,119	$—	$—
U.S. Dollars / Mexican Pesos	$4,871	MXN$	66,565	$—	$—

As of June 30, 2012, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented an asset of $207 for Canadian Dollar contracts and a liability of $203 for Mexican Peso contracts. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at June 30, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange forward contracts	$—	$207	$—

Liabilities:
Foreign currency exchange forward contracts	$—	$203	$—

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

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$349,784	$386,549	$349,609	$384,439

11. Equity-Based Employee Compensation

On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, or the Units, which are intended to be profits interests. Such Units qualify as equity instruments of our Parent. The holders of these Units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these Units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these Units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such Units to an amount commensurate with the then fair market value of a Class A Common Unit. As of June 30, 2012, there were 110,152,750.854 Units authorized for grant pursuant to the Incentive Plan.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted. This model uses the simplified method and such factors as the market price of the underlying Units at date of issuance. No grants were issued during the first fiscal quarter of 2012. For grants issued during the second fiscal quarter of 2012, an exercise price of $1.32 was used. The weighted average grant date fair value of Units granted during the second fiscal quarter of 2012 amounted to $0.22.

During the fiscal quarter ended June 30, 2012, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Fiscal Quarter Ended June 30, 2012
Expected term	1 to 3 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	0.14 to 0.15%
Expected volatility(1)	44.7%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of June 30, 2012, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the first two fiscal quarters of 2012 and 2011 as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Equity compensation expense	$729	$704	$1,333	$1,361

As of June 30, 2012, there was $16,528 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $2,202 related to time based vesting Units and $14,326 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan for the first two fiscal quarters of 2012 is as follows:

	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at December 31, 2011	105,303,237	$1.42
Forfeited	(537,943)	$2.14

Outstanding at March 30, 2012	104,765,294	$1.42
Granted	4,146,838	$1.32
Forfeited	(1,810,984)	$1.33

Outstanding at June 30, 2012	107,101,148	$1.42

Vested Units at June 30, 2012	49,901,091	$1.42

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

The following is a reconciliation of the changes in our Company’s product warranty liability:

	2012	2011
Beginning of period	$2,240	$2,434
Warranty costs incurred during the period	(2,284)	(2,034)
Warranty expense recorded during the period	2,440	1,780

End of first fiscal quarter	2,396	2,180
Warranty costs incurred during the period	(1,571)	(1,257)
Warranty expense recorded during the period	1,912	974

End of second fiscal quarter	$2,737	$1,897

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent payments pursuant to such affiliate leases were $298 and $297 for the second fiscal quarters of 2012 and 2011 respectively. For the first two fiscal quarters of 2012 and 2011, rent payments pursuant to such affiliate leases were $595 and $594, respectively.

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

On November 28, 2011, our Company entered into a consulting agreement with Dimension Six Innovation, LLC or Dimension, an entity of which Michael Wilskey, a member of the board of managers of our Parent and the board of directors of our Company, is an owner. Pursuant to the terms of the consulting agreement, Dimension agreed to provide us with strategic and product innovation consulting services. In exchange for services, Dimension is entitled to a compensation of $265 for 2012 and $60 for the first three months of 2013, with the agreement expiring on June 30, 2013.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis at June 30, 2012 and for the second fiscal quarter of 2012, the first two fiscal quarters of 2012 and the respective comparable periods for fiscal 2011. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

June 30, 2012

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,019	$7,007	$17,586	$—	$27,612
Accounts receivable, net	—	218,799	29,968	—	248,767
Inventories, net	—	130,210	22,017	—	152,227
Prepaid expenses	1,385	865	966	—	3,216
Deferred taxes	—	17,779	—	—	17,779
Other current assets	—	7,392	2,129	—	9,521

Total current assets	4,404	382,052	72,666	—	459,122

Property, plant and equipment, net	25,717	29,015	1,256	—	55,988
Deferred financing fees, net	11,293	—	—	—	11,293
Investments and intercompany receivables	383,288	(28,614)	64,583	(419,257)	—
Intangible assets, net	—	263,226	5,372	—	268,598
Goodwill	16,195	187,311	5,191	—	208,697
Other assets	1,000	1,056	128	—	2,184

Total assets	$441,897	$834,046	$149,196	$(419,257)	$1,005,882

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$51,000	$—	$—	$—	$51,000
Current portion of capital lease obligations	—	27	—	—	27
Accounts payable	—	63,244	8,665	—	71,909
Accrued expenses	9,063	45,628	4,530	—	59,221

Total current liabilities	60,063	108,899	13,195	—	182,157

Long-term debt, less current portion	346,940	—	—	—	346,940
Capital lease obligations, less current portion	—	38	—	—	38
Deferred taxes	—	60,219	—	—	60,219
Other noncurrent liabilities	—	14,607	7,433	—	22,040
Long-term intercompany payables	—	422,298	55,338	(477,636)	—

Total liabilities	407,003	606,061	75,966	(477,636)	611,394

Total stockholder’s equity	34,894	227,985	73,230	58,379	394,488

Total liabilities and stockholder’s equity	$441,897	$834,046	$149,196	$(419,257)	$1,005,882

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended June 30, 2012

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$208,870	$22,357	$(17,160)	$214,067
Cost of sales	—	138,165	18,227	(17,160)	139,232

Gross profit	—	70,705	4,130		74,835
Selling, general and administrative expenses	10,420	42,507	2,377	—	55,304
Amortization of intangibles	—	2,597	—	—	2,597

(Loss) income from operations	(10,420)	25,601	1,753		16,934
Interest expense, net	9,824	666	10	—	10,500
Share of net income of subsidiaries under equity method	23,952	1,465	—	(25,417)	—

Income before income taxes	3,708	26,400	1,743	(25,417)	6,434
Income tax expense	—	2,448	278	—	2,726

Net income	3,708	23,952	1,465	(25,417)	3,708
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,323)	—	(1,323)

Comprehensive income	$3,708	$23,952	$142	$(25,417)	$2,385

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended July 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$205,473	$27,362	$(20,922)	$211,913
Cost of sales	—	137,453	24,357	(20,922)	140,888

Gross profit	—	68,020	3,005	—	71,025
Selling, general and administrative expenses	10,293	39,373	2,352	—	52,018
Amortization of intangibles	—	2,348	—	—	2,348

(Loss) income from operations	(10,293)	26,299	653	—	16,659
Interest expense, net	10,351	745	5	—	11,101
Share of net income of subsidiaries under equity method	23,590	609	—	(24,199)	—

Income before income taxes	2,946	26,163	648	(24,199)	5,558
Income tax expense	—	2,573	39	—	2,612

Net income	2,946	23,590	609	(24,199)	2,946
Other comprehensive income:
Foreign currency translation adjustment	—	—	319	—	319

Comprehensive income	$2,946	$23,590	$928	$(24,199)	$3,265

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive Income

Two Fiscal Quarters Ended June 30, 2012

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$421,041	$34,665	$(25,358)	$430,348
Cost of sales	—	279,071	28,626	(25,358)	282,339

Gross profit	—	141,970	6,039	—	148,009
Selling, general and administrative expenses	22,137	85,427	4,880	—	112,444
Amortization of intangibles	—	5,194	—	—	5,194

(Loss) income from operations	(22,137)	51,349	1,159	—	30,371
Interest expense, net	19,988	1,114	21	—	21,123
Share of net income of subsidiaries under equity method	47,183	844	—	(48,027)	—

Income before income taxes	5,058	51,079	1,138	(48,027)	9,248
Income tax expense	—	3,896	294	—	4,190

Net income	5,058	47,183	844	(48,027)	5,058
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,528)	—	(1,528)

Comprehensive income	$5,058	$47,183	$(684)	$(48,027)	$3,530

Condensed Consolidating Statement of Comprehensive Income

Two Fiscal Quarters Ended July 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$403,970	$43,619	$(32,278)	$415,311
Cost of sales	—	274,081	38,526	(32,278)	280,329

Gross profit	—	129,889	5,093	—	134,982
Selling, general and administrative expenses	19,595	77,962	4,829	—	102,386
Amortization of intangibles	—	4,901	—	—	4,901

(Loss) income from operations	(19,595)	47,026	264	—	27,695
Interest expense, net	21,122	967	5	—	22,094
Share of net income of subsidiaries under equity method	43,601	181	—	(43,782)	—

Income before income taxes	2,884	46,240	259	(43,782)	5,601
Income tax expense	—	2,639	78	—	2,717

Net income	2,884	43,601	181	(43,782)	2,884
Other comprehensive income:
Foreign currency translation adjustment	—	—	1,273	—	1,273

Comprehensive income	$2,884	$43,601	$1,454	$(43,782)	$4,157

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Two Fiscal Quarters Ended June 30, 2012

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,058	$47,183	$844	$(48,027)	$5,058
Non-cash adjustments	(5,570)	(28,699)	6,249	48,027	20,007
Changes in operating assets and liabilities, net of effects from purchase of business	(1,845)	(11,476)	(8,559)	—	(21,880)

Net cash (used in) provided by operating activities	(2,357)	7,008	(1,466)	—	3,185
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,321)	(4,651)	(687)	—	(11,659)
Purchase of business, net of cash acquired	—	(1,150)	—	—	(1,150)

Net cash used in investing activities	(6,321)	(5,801)	(687)	—	(12,809)
Cash flows from financing activities:
Payments on capital lease obligations	—	(13)	—	—	(13)
Proceeds from revolving credit facility, net	9,000	—	—	—	9,000

Net cash provided by (used in) financing activities	9,000	(13)	—	—	8,987
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,256)	—	(1,256)

Net change in cash and cash equivalents	322	1,194	(3,409)	—	(1,893)
Cash and cash equivalents, beginning of period	2,697	5,813	20,995	—	29,505

Cash and cash equivalents, end of period	$3,019	$7,007	$17,586	$—	$27,612

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Two Fiscal Quarters Ended July 2, 2011

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,884	$43,601	$181	$(43,782)	$2,884
Non-cash adjustments	(11,883)	(15,748)	1,357	43,782	17,508
Changes in operating assets and liabilities	(1,723)	(27,210)	(7,873)	—	(36,806)

Net cash (used in) provided by operating activities	(10,722)	643	(6,335)	—	(16,414)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,899)	(4,179)	(353)	—	(9,431)

Net cash used in investing activities	(4,899)	(4,179)	(353)	—	(9,431)
Cash flows from financing activities:
Payments on capital lease obligations	—	(12)	—	—	(12)
Proceeds from revolving credit facility, net	19,107	—	—	—	19,107
Payment of debt issuance costs	(1,133)	—	—	—	(1,133)

Net cash provided by (used in) financing activities	17,974	(12)	—	—	17,962
Effect of exchange rate changes on cash and cash equivalents	—	—	33	—	33

Net change in cash and cash equivalents	2,353	(3,548)	(6,655)	—	(7,850)
Cash and cash equivalents, beginning of period	1,981	7,049	14,994	—	24,024

Cash and cash equivalents, end of period	$4,334	$3,501	$8,339	$—	$16,174

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our products through diverse channels of distribution including: (1) specialty retailers that cater to sports enthusiasts who typically seek premium products at the highest performance levels, (2) national and regional full-line sporting goods retailers and distributors, (3) institutional buyers such as educational institutions and athletic leagues and (4) mass retailers that offer a focused selection of products at entry-level and mid-level price points. As a function of our flexible, low fixed-cost production model, we are able to leverage the expertise of our supplier partners to reduce the overhead and capital intensity generally associated with manufacturing.

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

Net Sales

Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we earn. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell and Giro brands and the Easton branded cycling products, are reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports and fitness related products.

Cost of Sales

Cost of sales includes the direct cost of purchased merchandise, inbound freight, factory operating costs (including depreciation), warranty costs, distribution and shipping expenses, including outbound freight. Cost of sales generally changes as we incur higher or lower costs from our suppliers, experience better or worse productivity in our factories and increase or decrease inventory levels as certain fixed overhead is included in inventory. A shift in the composition of our net sales can also result in higher or lower cost of sales as our gross profit margins differ by product. We review our inventory levels on an ongoing basis to identify slow-moving materials and products and generally reserve for excess and obsolete inventory. If we misjudge the market for our products, we may be faced with significant excess inventory and need to allow for higher charges for excess and obsolete inventory. Such charges have reduced our gross profit in some prior periods and may have a material adverse impact depending on the amount of the charge.

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

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of June 30, 2012, the outstanding principal balance under the ABL Facility was $51.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Comprehensive Income:

	Fiscal Quarter Ended
	June 30, 2012	% of Net Sales	July 2, 2011	% of Net Sales
	(Dollars in millions)
Net sales	$214.1	100.0%	$211.9	100.0%
Cost of sales	139.3	65.0%	140.9	66.5%

Gross profit	74.8	35.0%	71.0	33.5%
Selling, general and administrative expenses	55.3	25.8%	52.0	24.5%
Amortization of intangibles	2.6	1.2%	2.3	1.1%

Income from operations	$16.9	8.0%	$16.7	7.9%

	Two Fiscal Quarters Ended
	June 30, 2012	% of Net Sales	July 2, 2011	% of Net Sales
	(Dollars in millions)
Net sales	$430.3	100.0%	$415.3	100.0%
Cost of sales	282.3	65.6%	280.3	67.5%

Gross profit	148.0	34.4%	135.0	32.5%
Selling, general and administrative expenses	112.4	26.1%	102.4	24.6%
Amortization of intangibles	5.2	1.2%	4.9	1.2%

Income from operations	$30.4	7.1%	$27.7	6.7%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 30,	July 2,	Change		June 30,	July 2,	Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$123.6	$119.5	$4.1	3.4%	$247.9	$235.8	$12.1	5.1%
Action Sports	90.5	92.4	(1.9)	(2.1%)	182.4	179.5	2.9	1.6%

	$214.1	$211.9	$2.2	1.0%	$430.3	$415.3	$15.0	3.6%

Net sales in Team Sports and Action Sports during the second quarter of 2012 were negatively impacted by foreign currency exchange rate movements of $0.6 million and $0.4 million, respectively. On a constant currency basis, net sales in Team Sports increased by $4.6 million, or 3.9%, and net sales in Action Sports decreased by $1.5 million, or 1.6%. Net sales in Team Sports and Action Sports during the first two quarters of 2012 were negatively impacted by foreign currency exchange rate movements of $0.6 million each. On a constant currency basis, net sales in Team Sports increased by $12.8 million, or 5.4%, and net sales in Action Sports increased by $3.4 million, or 1.9%.

Team Sports net sales increased during the second quarter and for the first two quarters of 2012 from continued market share gains in Riddell football helmets and the positive impact of the industry’s new ten-year helmet life policy, custom football apparel due to the acquisition of a uniform supply and equipment reconditioning company in early 2012, collectible football helmets due to lapping the negative impact related to the NFL lockout last year and increased retail presence and Easton hockey sticks and helmets resulting from the strength of new product launches, all of which were partially offset by reduced sales of hockey skates and protective equipment.

Team Sports net sales in the second quarter of 2012 also reflects lower sales of Easton baseball bats, whereas sales of baseball bats increased during the first two quarters of 2012 from market share gains. The rule change by governing bodies of certain leagues benefitted last year’s second quarter and the first quarter of 2012. In addition, revenue from football equipment reconditioning services decreased during the second quarter of 2012, but increased during the first two quarters of 2012 due to timing of when services were performed.

Action Sports net sales decreased during the second quarter of 2012 as a result of reduced demand for Giro snow helmets and goggles due to excessive retail inventory levels in the global market; partially offset by growth in sales of Giro cycling footwear and increased sales of Bell powersports helmets from enhanced product offerings. For the first two quarters of 2012, Action Sports net sales increased with growth in sales of footwear, powersports helmets and cycling helmets in both the specialty and mass channels; partially offset by the reduced demand for snow helmets and goggles.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 30, 2012	% of Net Sales	July 2, 2011	% of Net Sales	June 30, 2012	% of Net Sales	July 2, 2011	% of Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$78.1	63.2%	$77.7	65.0%	$159.7	64.4%	$156.1	66.2%
Action Sports	61.2	67.6%	63.2	68.4%	122.6	67.2%	124.2	69.2%

	$139.3	65.0%	$140.9	66.5%	$282.3	65.6%	$280.3	67.5%

For the second quarter and for the first two quarters of 2012, the decrease in Team Sports cost of sales as a percentage of net sales relates to increased sales of higher margin Riddell on-field and collectible football helmets and Easton hockey sticks and improved operational efficiencies at our equipment reconditioning facilities, partially offset by lower sales of higher margin Easton baseball bats in the second quarter of 2012 as last year included significant sales due to rule changes by governing bodies of certain leagues, increased costs of Easton hockey protective products, and increased warranty costs related to bat returns.

In addition, the second quarter of 2012 was negatively impacted by close out sales of Easton baseball and softball apparel while the first two quarters of 2012 were negatively impacted by sales mix of baseball protective equipment.

For the second quarter and for the first two quarters of 2012, the decrease in Action Sports cost of sales as a percentage of net sales relates to lower product costs and reduced product returns of Bell cycling helmets sold in the mass channel, increased sales of higher margin Bell powersports helmets and Giro cycling footwear, and improved sales mix of cycling accessories, partially offset by reduced sales of higher margin and increased closeout sales of Giro snow helmets due to softness in the global market, and sales mix of cycling helmets sold in the specialty channel.

Team Sports and Action Sports cost of sales as a percentage of net sales for the second quarter and the first two quarters of 2012 were negatively impacted by foreign currency exchange rate movements.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 30, 2012	% of Net Sales	July 2, 2011	% of Net Sales	June 30, 2012	% of Net Sales	July 2, 2011	% of Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$45.5	36.8%	$41.8	35.0%	$88.2	35.6%	$79.7	33.8%
Action Sports	29.3	32.4%	29.2	31.6%	59.8	32.8%	55.3	30.8%

	$74.8	35.0%	$71.0	33.5%	$148.0	34.4%	$135.0	32.5%

For the second quarter and for the first two quarters of 2012, the increase in Team Sports gross margin relates to increased sales of higher margin Riddell on-field and collectible football helmets and Easton hockey sticks and improved operational efficiencies at our equipment reconditioning facilities, partially offset by lower sales of higher margin Easton baseball bats in the second quarter of 2012 as last year included significant sales due to rule changes by governing bodies of certain leagues, increased costs of Easton hockey protective products, and increased warranty costs related to bat returns.

In addition, the second quarter of 2012 was negatively impacted by close out sales of Easton baseball and softball apparel while the first two quarters of 2012 were negatively impacted by sales mix of baseball protective equipment.

For the second quarter and for the first two quarters of 2012, the increase in Action Sports gross margin relates to lower product costs and reduced product returns of Bell cycling helmets sold in the mass channel, increased sales of higher margin Bell powersports helmets and Giro cycling footwear, and improved sales mix of cycling accessories, partially offset by reduced sales and increased closeout sales of higher margin Giro snow helmets due to softness in the global market, and sales mix of cycling helmets sold in the specialty channel.

Team Sports and Action Sports gross margin for the second quarter and the first two quarters of 2012 were negatively impacted by foreign currency exchange rate movements.

Selling, General and Administrative Expenses

SG&A expenses increased $3.3 million or 6.3% for the second quarter of 2012, as compared to the second quarter of 2011. SG&A expenses increased $10.0 million or 9.8% for the first two quarters of 2012, as compared to the first two quarters of 2011. The increase primarily relates to increased variable costs to support the sales growth, planned investments in marketing and promotion to enhance brand awareness and higher spending on research and development related to product development and innovation, partially offset by reduced incentive compensation expense.

Amortization of Intangibles

Amortization of intangibles was $2.6 million for the second quarter of 2012, as compared to $2.3 million for the second quarter of 2011. For the first two quarters of 2012, amortization of intangibles was $5.2 million, as compared to $4.9 million for the first two quarters of 2011. The increase for both periods is due to an acquisition in the Team Sports segment during the first quarter of 2012 which increased intangibles, partially offset by certain intangible assets in the Team Sports segment becoming fully amortized in 2011.

Interest Expense

Interest expense decreased $0.6 million during the second quarter of 2012, as compared to the second quarter of 2011. For the first two quarters of 2012, interest expense decreased $1.0 million, as compared to the first two quarters of 2011. The decrease for both periods relates to a decrease in interest rates in 2012 for the revolving credit facility.

Income Tax Expense

Income tax expense was $2.7 million and $2.6 million for the second quarters of 2012 and 2011, respectively. The effective tax rate was 42.4% for the second quarter of 2012, as compared to 47.0% for the second quarter of 2011. Income tax expense was $4.2 million and $2.7 million for the first two quarters of 2012 and 2011, respectively. The effective tax rate was 45.3% for the first two quarters of 2012, as compared to 48.5% for the first two quarters of 2011. For the second quarter and first two quarters of 2012 and 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 50.2% at June 30, 2012, as compared to 49.9% at December 31, 2011. The increase was primarily attributable to the increase in the revolving credit facility to finance seasonal working capital requirements, partially offset by the increase in shareholder’s equity as a result of earnings for the first two quarters of 2012.

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

ABL Credit Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250.0 million (of which up to $30.0 million may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At June 30, 2012, we had $51.0 million outstanding under the ABL facility and $175.6 million in availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At June 30, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

Borrowings under the New Holdco Facility bear interest at 11.5% per annum, such interest to be paid in cash; provided, that prior to maturity if EB Sports does not have sufficient cash on hand and Easton-Bell is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of Easton-Bell management) to permit Easton-Bell to distribute cash in an amount sufficient to allow such payment, EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period.

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

As of June 30, 2012, the amount of loans issued under the New Holdco Facility was approximately $145.1 million, including accrued interest.

Sources and Uses of Our Cash

Cash provided by operating activities was $3.2 million for the first two quarters of 2012, as compared to $16.4 million of cash used in the first two quarters of 2011. The net improvement in cash provided by operating activities between the periods primarily reflects a decrease in accounts receivable, partially offset by lower accounts payable and accrued expenses.

We had $277.0 million in working capital as of June 30, 2012, as compared to $265.9 million at December 31, 2011. The $11.1 million increase in working capital primarily results from the increase in inventory and the decrease in accounts payable and accrued expenses, partially offset by the increase in revolver borrowings.

Cash used in investing activities was $12.8 million for the first two quarters of 2012, as compared to $9.4 million used in the first two quarters of 2011. The primary reason for the difference is that the first two quarters of 2012 reflect a $2.2 million increase in the purchase of property, plant and equipment for information technology and enhancing new and existing products versus the first two quarters of 2011. Also the first two quarters of 2012 includes $1.2 million in cash payments for the purchase of business, while no business was purchased in 2011.

Cash provided by financing activities was $9.0 million for the first two quarters of 2012, as compared to $18.0 million of cash provided by financing activities in the first two quarters of 2011. The primary reason for the difference is that the first two quarters of 2012 reflect a $10.1 million decrease in net proceeds from borrowings versus the first two quarters of 2011. In addition, the first two quarters of 2011 reflect $1.1 million of debt issuance costs paid in conjunction with the Amendment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. In fiscal year 2011, approximately 87.7% of our net sales were in United States dollars, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from suppliers in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At June 30, 2012, there were foreign currency exchange forward contracts in effect for the purchase of United States $8.0 million aggregated notional amounts, or approximately $8.1 million of Canadian Dollars, and the purchase of United States $4.9 million aggregated notional amounts, or approximately $66.6 million of Mexican Pesos. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at June 30, 2012, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected third quarter 2012 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of forecasted amounts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of June 30, 2012, the outstanding principal balance under this facility was $51.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.4% for the second fiscal quarter of 2012, based on the average ABL Facility balance of $59.0 million would result in an increase in interest expense of less than $0.1 million for the fiscal quarter ended June 30, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

EASTON-BELL SPORTS, INC.
Registrant

Dated: August 10, 2012	/S/ PAUL E. HARRINGTON
Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2012	/S/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)