Form 10-Q
period 2012-09-29
EASTON-BELL SPORTS, INC.
filed 2012-11-13
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of November 13, 2012, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of September 29, 2012 (unaudited) and December 31, 2011	4

Consolidated Statements of Comprehensive Income for the Fiscal Quarter and Three Fiscal Quarters Ended September 29, 2012 (unaudited) and October 1, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended September 29, 2012 (unaudited) and October 1, 2011 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 6. Exhibits	40

SIGNATURES	41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 29, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,782	$29,505
Accounts receivable, net	233,228	250,183
Inventories, net	148,674	145,815
Prepaid expenses	1,658	6,942
Deferred taxes, net	17,777	17,798
Other current assets	9,307	9,645

Total current assets	446,426	459,888
Property, plant and equipment, net	55,510	54,329
Deferred financing fees, net	10,628	12,622
Intangible assets, net	268,501	270,458
Goodwill	208,697	208,697
Other assets	2,099	1,617

Total assets	$991,861	$1,007,611

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$20,000	$42,000
Current portion of capital lease obligations	27	26
Accounts payable	67,997	88,689
Accrued expenses	71,840	63,291

Total current liabilities	159,864	194,006
Long-term debt, less current portion	347,081	346,670
Capital lease obligations, less current portion	31	52
Deferred taxes	61,084	58,928
Other noncurrent liabilities	22,431	18,330

Total liabilities	590,491	617,986

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at September 29, 2012 and December 31, 2011	—	—
Additional paid-in capital	365,693	363,730
Retained earnings	34,146	25,429
Accumulated other comprehensive income	1,531	466

Total stockholder’s equity	401,370	389,625

Total liabilities and stockholder’s equity	$991,861	$1,007,611

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$213,329	$212,467	$643,677	$627,778
Cost of sales	137,076	136,808	419,415	417,137

Gross profit	76,253	75,659	224,262	210,641
Selling, general and administrative expenses	56,354	54,294	168,798	156,681
Amortization of intangibles	2,597	2,339	7,791	7,240

Income from operations	17,302	19,026	47,673	46,720
Interest expense, net	11,112	10,635	32,235	32,728

Income before income taxes	6,190	8,391	15,438	13,992
Income tax expense	2,531	3,713	6,721	6,430

Net income	3,659	4,678	8,717	7,562
Other comprehensive income:
Foreign currency translation adjustment	2,593	(4,398)	1,065	(3,125)

Comprehensive income	$6,252	$280	$9,782	$4,437

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Three Fiscal Quarters Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$8,717	$7,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,786	21,406
Amortization of deferred financing fees and debt discount	2,405	2,487
Deferred financing fees written-off	—	120
Equity compensation expense	1,963	2,587
Deferred income taxes	2,177	3,191
Disposal of property, plant, and equipment	—	29
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	17,012	(16,851)
Inventories, net	(2,543)	(5,022)
Other current and noncurrent assets	5,140	2,267
Accounts payable	(20,705)	(6,482)
Accrued expenses	8,547	13,435
Other current and noncurrent liabilities	910	(2,258)

Net cash provided by operating activities	47,409	22,471

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,603)	(17,134)
Purchase of business, net of cash acquired	(1,150)	—
Purchase of intellectual property	(2,500)	—

Net cash used in investing activities	(20,253)	(17,134)

Cash flows from financing activities:
Proceeds from revolving credit facility	32,000	43,778
Payments on revolving credit facility	(54,000)	(46,671)
Payments on capital lease obligations	(20)	(18)
Payment of debt issuance costs	—	(1,133)

Net cash used in financing activities	(22,020)	(4,044)

Effect of exchange rate changes on cash and cash equivalents	1,141	(1,676)
Net change in cash and cash equivalents	6,277	(383)

Cash and cash equivalents, beginning of period	29,505	24,024

Cash and cash equivalents, end of period	$35,782	$23,641

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

The accompanying unaudited consolidated financial statements included herein have been prepared by our Company in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with our Company’s audited financial statements and notes thereto included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 27, 2012. Our Company has two reportable segments, Team Sports and Action Sports and is subject to seasonal fluctuation, based on the sports season for the equipment that we supply to our customers. Results for interim periods are not necessarily indicative of the results for the year.

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s third quarter of fiscal year 2012 ended on September 29, and the third quarter of fiscal year 2011 ended on October 1.

2. Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board, or the FASB’s, Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2011 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first three fiscal quarters of 2012, there were no indicators of impairment to goodwill and intangible assets. There were no material changes to goodwill during the first three fiscal quarters of 2012.

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of September 29, 2012	$146,326	$62,371	$208,697

During the first fiscal quarter of 2012, Riddell acquired certain assets and assumed certain liabilities of an athletic equipment reconditioning and uniform supply company for a purchase price of approximately $5,150 consisting of cash and contingent consideration. As a result, the carrying amount of customer relationships related to our Team Sports segment increased by $3,334.

During the third fiscal quarter of 2012, Bell acquired certain international trademark rights and domain names for its powersports business for a cash purchase price of $2,500. As a result, in our Action Sports segment, the carrying amount of indefinite-lived trademarks increased by $2,380 and finite-lived licensing and other increased by $120.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Acquired intangible assets are as follows:

	September 29, 2012		December 31, 2011
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(40,951)	59,180	(38,126)
Patents	60,345	(47,526)	60,345	(42,714)
Licensing and other	7,043	(6,088)	6,923	(5,934)

Total	$131,604	$(96,267)	$128,150	$(88,476)

Indefinite-lived intangible assets:
Trademarks and tradenames	$233,164		$230,784

3. Long-Term Debt

Long-term debt consisted of the following:

	September 29, 2012	December 31, 2011
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	20,000	42,000
Capital lease obligations	58	78

Total debt	370,058	392,078
Less unamortized debt discount on senior secured notes	(2,919)	(3,330)
Less Senior Secured Credit ABL Facility and capital lease obligations	(20,058)	(42,078)

Long-term debt, less current portion	$347,081	$346,670

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem some or all of the Notes prior to December 1, 2012 at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem all or any of the Notes on or after December 1, 2012 and prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, during any twelve month period commencing on the issue date prior to December 1, 2012, we may redeem up to 10.00% of aggregate principal amount of the Notes at a price equal to 103.00% of their principal amount, plus accrued and unpaid interest. At any time prior to December 1, 2012, we may also redeem up to 35.00% of the aggregate principal amount of the Notes at a price equal to 109.750% of the principal amount of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of our Company. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility (described herein below), has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At September 29, 2012, we had $20,000 outstanding under the ABL facility and $190,208 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At September 29, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

At September 29, 2012, the amount of loans issued under the New Holdco Facility was $149,229 including accrued interest.

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At September 29, 2012 and December 31, 2011, outstanding letters of credit issued under the revolving credit facilities both totaled $3,256. The amount of unused lines of credit at September 29, 2012 and December 31, 2011, were $190,208 and $190,923, respectively.

Cash payments for interest were $1,664 and $1,146 for the fiscal quarters ended September 29, 2012 and October 1, 2011, respectively. For the first three fiscal quarters of 2012 and 2011, cash payments for interest were $21,432 and $22,500, respectively. We amortized $665 and $657 of debt issuance costs during the third fiscal quarter of 2012 and 2011, respectively. For the first three fiscal quarters of 2012 and 2011, we amortized $1,994 and $2,113 of debt issuance costs, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 29, 2012	December 31, 2011
Salaries, wages, commissions and bonuses	$13,482	$17,032
Advertising	6,421	5,919
Rebates	5,991	6,111
Warranty	2,672	2,240
Product liability - current portion	5,572	5,521
Royalties	930	1,703
Interest	11,585	3,092
Income taxes	4,920	1,504
Other	20,267	20,169

Total accrued expenses	$71,840	$63,291

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead for manufactured products and freight and duty for purchased finished goods.

Inventories consisted of the following:

	September 29, 2012	December 31, 2011
Raw materials	$26,508	$20,990
Work-in-process	3,763	2,647
Finished goods	118,403	122,178

Inventories, net	$148,674	$145,815

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

6. Recent Accounting Pronouncements

In July 2012, the FASB issued an amendment on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under this amendment, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. This amendment does not revise the requirement to test indefinite-lived intangible assets annually for impairment. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The provisions of this amendment are not expected to have a material impact on our Company’s consolidated financial statements.

7. Segment Reporting

Our Company has two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components and accessories for cycling, snowsports and powersports. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expenses, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment income from operations as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of income from operations for one segment may not be comparable to another segment.

Segment results for the fiscal quarter and three fiscal quarters ended September 29, 2012 and October 1, 2011, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
September 29, 2012
Net sales	$123,929	$89,400	$213,329
Income from operations	20,158	11,114	31,272
Depreciation	3,221	2,203	5,424
Capital expenditures	2,649	2,295	4,944
October 1, 2011
Net sales	$116,675	$95,792	$212,467
Income from operations	16,782	14,412	31,194
Depreciation	2,914	2,086	5,000
Capital expenditures	3,429	4,274	7,703

Three Fiscal Quarters Ended	Team Sports	Action Sports	Consolidated
September 29, 2012
Net sales	$371,897	$271,780	$643,677
Income from operations	47,708	39,406	87,114
Depreciation	9,730	6,265	15,995
Capital expenditures	9,195	7,408	16,603
October 1, 2011
Net sales	$352,458	$275,320	$627,778
Income from operations	38,849	41,506	80,355
Depreciation	8,414	5,752	14,166
Capital expenditures	9,426	7,708	17,134

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

	Team Sports	Action Sports	Consolidated
Assets
As of September 29, 2012	$642,240	$349,621	$991,861
As of December 31, 2011	640,109	367,502	1,007,611

A reconciliation from the segment information to the Consolidated Statements of Comprehensive Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Segment income from operations	$31,272	$31,194	$87,114	$80,355
Equity compensation expense	(630)	(1,226)	(1,963)	(2,587)
Corporate expenses	(10,743)	(8,603)	(29,687)	(23,808)
Amortization of intangibles	(2,597)	(2,339)	(7,791)	(7,240)

Consolidated income from operations	$17,302	$19,026	$47,673	$46,720

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of September 29, 2012, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in thirty-four suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability. The claims are complex and the alleged injury occurrences span several years. During the time period of the factual allegations, we had product liability insurance from numerous carriers. Through insurance coverage counsel, we are aggressively identifying policies, putting carriers on notice and pursuing claims coverage with many insurance carriers. With some carriers, we have initiated litigation aimed at establishing carrier obligations to pay defense costs. We expect that we will be afforded adequate coverage for defense costs and liability, if any.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion of our Company’s product liability coverage is written under a policy expiring in January 2013 with a $2,000 limit per occurrence excess of a $1,000, $50 and $500 self-insured retention for helmets, soft goods and all other products, respectively. Our Company’s first layer excess policy is written under a liability policy with a limit of $25,000 excess of $3,000. We also carry a second layer excess liability policy providing an additional limit of $15,000 excess of $28,000 and a third layer excess liability policy providing an additional limit of $10,000 excess of $43,000, all expiring January 2013, for a total limit of $53,000.

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

9. Income Taxes

Our Company recorded income tax expense of $6,721 and $6,430 for the first three fiscal quarters of 2012 and 2011, respectively. Our Company’s effective tax rate was 43.5% for the first three fiscal quarters of 2012, as compared to 46.0% for the first three fiscal quarters of 2011. For the first three fiscal quarters of 2012 and 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of September 29, 2012, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive Income.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Our Company has foreign currency exchange forward contracts in place to reduce our risk related to inventory purchases, foreign currency based accounts receivable and manufacturing expenses. These contracts are not designated as hedges, and therefore, under current accounting standards are recorded at fair value in current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income.

No foreign currency exchange forward contracts were in place as of December 31, 2011. The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States Dollars at September 29, 2012 were as follows:

	September 29, 2012			December 31, 2011
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$4,988	CDN$	4,961	$—	$—
U.S. Dollars / Mexican Pesos	$2,919	MXN$	37,839	$—	$—

As of September 29, 2012, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented an asset of $1 for Mexican Peso contracts and a liability of $41 for Canadian Dollar contracts. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

The assets and liabilities measured at fair value on a recurring basis at September 29, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange forward contracts	$—	$1	$—

Liabilities:
Foreign currency exchange forward contracts	$—	$41	$—

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

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	September 29, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$358,551	$389,925	$349,609	$384,439

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

11. Equity-Based Employee Compensation

On March 16, 2006, our Parent adopted the 2006 Equity Incentive Plan, or the Incentive Plan. Our Parent amended the Incentive Plan in December 2009 to allow for certain new grants. The Incentive Plan provides for the issuance of Class B Common Units of our Parent, or the Units, which are intended to be profits interests. Such Units qualify as equity instruments of our Parent. The holders of these Units are entitled to share in the distribution of profits above a certain threshold, or the distribution threshold. For any particular such Unit, the distribution threshold is the fair value of a Class A Common Unit of our Parent on the date of grant. Our Parent has made grants of these Units pursuant to the Incentive Plan since its adoption. Generally, so long as the Unit holder is employed or remains a member of the board of managers of our Parent, these Units vest over time (generally a four-year period) or upon achievement of certain company performance goals. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control. In December 2009, our Parent issued new Class B Common Units and amended certain existing Class B Common Units, which, in each case, are eligible, subject to certain conditions, for additional distributions from our Parent in the event that certain company performance goals are met through 2012. In addition, in December 2009, our Parent agreed to amend and restate certain existing Class B Common Units to revise the distribution threshold of such Units to an amount commensurate with the then fair market value of a Class A Common Unit. As of September 29, 2012, there were 110,152,750.854 Units authorized for grant pursuant to the Incentive Plan.

Our Company uses the Black-Scholes Option Pricing Model to determine the fair value of the Units granted. This model uses the simplified method and such factors as the market price of the underlying Units at date of issuance. For grants issued during the third fiscal quarter of 2012, an exercise price of $1.32 was used. The weighted average grant date fair value of Units granted during the third fiscal quarter of 2012 amounted to $0.19.

During the fiscal quarter ended September 29, 2012, the following assumptions were used in the Black-Scholes Option Pricing Model to value the Units:

Fiscal Quarter Ended September 29, 2012
Expected term	2 years
Dividend yield	0.0%
Forfeiture rate	7.7%
Risk-free interest rate	0.15%
Expected volatility(1)	44.7%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of September 29, 2012, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized compensation expense, included in selling, general and administrative expenses for its Units during the fiscal quarter and first three fiscal quarters of 2012 and 2011 as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Equity compensation expense	$630	$1,226	$1,963	$2,587

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

As of September 29, 2012, there was $17,317 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $1,670 related to time based vesting Units and $15,647 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan for the first three fiscal quarters of 2012 is as follows:

	Number of Units	Weighted Average Grant Date Exercise Price
Outstanding at December 31, 2011	105,303,237	$1.42
Forfeited	(537,943)	$2.14

Outstanding at March 30, 2012	104,765,294	$1.42
Granted	4,146,838	$1.32
Forfeited	(1,810,984)	$1.33

Outstanding at June 30, 2012	107,101,148	$1.42
Granted	1,132,635	$1.32
Forfeited	(1,810,390)	$1.32

Outstanding at September 29, 2012	106,423,393	$1.42

Vested Units at September 29, 2012	51,443,814	$1.42

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

The following is a reconciliation of the changes in our Company’s product warranty liability:

	2012	2011
Beginning of period	$2,240	$2,434
Warranty costs incurred during the period	(2,284)	(2,034)
Warranty expense recorded during the period	2,440	1,780

End of first fiscal quarter	2,396	2,180
Warranty costs incurred during the period	(1,571)	(1,257)
Warranty expense recorded during the period	1,912	974

End of second fiscal quarter	2,737	1,897
Warranty costs incurred during the period	(1,233)	(837)
Warranty expense recorded during the period	1,168	1,177

End of third fiscal quarter	$2,672	$2,237

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent payments pursuant to such affiliate leases were $298 and $297 for the third fiscal quarters of 2012 and 2011 respectively. For the first three fiscal quarters of 2012 and 2011, rent payments pursuant to such affiliate leases were $893 and $890, respectively.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis at September 29, 2012 and for the third fiscal quarter of 2012, the first three fiscal quarters of 2012 and the respective comparable periods for fiscal 2011. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

September 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,724	$7,790	$18,268	$—	$35,782
Accounts receivable, net	—	196,718	36,510	—	233,228
Inventories, net	—	128,713	19,961	—	148,674
Prepaid expenses	1,987	(1,325)	996	—	1,658
Deferred taxes	—	17,777	—	—	17,777
Other current assets	—	6,978	2,329	—	9,307

Total current assets	11,711	356,651	78,064	—	446,426

Property, plant and equipment, net	25,558	28,466	1,486	—	55,510
Deferred financing fees, net	10,628	—	—	—	10,628
Investments and intercompany receivables	355,539	92,922	69,255	(517,716)	—
Intangible assets, net	—	263,181	5,320	—	268,501
Goodwill	16,195	187,311	5,191	—	208,697
Other assets	999	963	137	—	2,099

Total assets	$420,630	$929,494	$159,453	$(517,716)	$991,861

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$20,000	$—	$—	$—	$20,000
Current portion of capital lease obligations	—	27	—	—	27
Accounts payable	—	62,840	5,157	—	67,997
Accrued expenses	17,731	48,018	6,091	—	71,840

Total current liabilities	37,731	110,885	11,248	—	159,864

Long-term debt, less current portion	347,081	—	—	—	347,081
Capital lease obligations, less current portion	—	31	—	—	31
Deferred taxes	—	61,084	—	—	61,084
Other noncurrent liabilities	—	14,998	7,433	—	22,431
Long-term intercompany payables	—	416,452	61,184	(477,636)	—

Total liabilities	384,812	603,450	79,865	(477,636)	590,491

Total stockholder’s equity	35,818	326,044	79,588	(40,080)	401,370

Total liabilities and stockholder’s equity	$420,630	$929,494	$159,453	$(517,716)	$991,861

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended September 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$199,665	$24,253	$(10,589)	$213,329
Cost of sales	—	130,395	17,270	(10,589)	137,076

Gross profit	—	69,270	6,983		76,253
Selling, general and administrative expenses	12,041	41,804	2,509	—	56,354
Amortization of intangibles	—	2,597	—	—	2,597

(Loss) income from operations	(12,041)	24,869	4,474	—	17,302
Interest expense, net	10,221	879	12	—	11,112
Share of net income of subsidiaries under equity method	25,921	3,532	—	(29,453)	—

Income before income taxes	3,659	27,522	4,462	(29,453)	6,190
Income tax expense	—	1,601	930	—	2,531

Net income	3,659	25,921	3,532	(29,453)	3,659
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,593	—	2,593

Comprehensive income	$3,659	$25,921	$6,125	$(29,453)	$6,252

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended October 1, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$199,771	$23,343	$(10,647)	$212,467
Cost of sales	—	127,642	19,813	(10,647)	136,808

Gross profit	—	72,129	3,530	—	75,659
Selling, general and administrative expenses	11,214	40,289	2,791	—	54,294
Amortization of intangibles	—	2,339	—	—	2,339

(Loss) income from operations	(11,214)	29,501	739	—	19,026
Interest expense, net	9,980	650	5	—	10,635
Share of net income of subsidiaries under equity method	25,872	734	—	(26,606)	—

Income before income taxes	4,678	29,585	734	(26,606)	8,391
Income tax expense	—	3,713	—	—	3,713

Net income	4,678	25,872	734	(26,606)	4,678
Other comprehensive income:
Foreign currency translation adjustment	—	—	(4,398)	—	(4,398)

Comprehensive income (loss)	$4,678	$25,872	$(3,664)	$(26,606)	$280

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive Income

Three Fiscal Quarters Ended September 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$620,706	$58,918	$(35,947)	$643,677
Cost of sales	—	409,466	45,896	(35,947)	419,415

Gross profit	—	211,240	13,022	—	224,262
Selling, general and administrative expenses	34,178	127,231	7,389	—	168,798
Amortization of intangibles	—	7,791	—	—	7,791

(Loss) income from operations	(34,178)	76,218	5,633	—	47,673
Interest expense, net	30,209	1,993	33	—	32,235
Share of net income of subsidiaries under equity method	73,104	4,376	—	(77,480)	—

Income before income taxes	8,717	78,601	5,600	(77,480)	15,438
Income tax expense	—	5,497	1,224	—	6,721

Net income	8,717	73,104	4,376	(77,480)	8,717
Other comprehensive income:
Foreign currency translation adjustment	—	—	1,065	—	1,065

Comprehensive income	$8,717	$73,104	$5,441	$(77,480)	$9,782

Condensed Consolidating Statement of Comprehensive Income

Three Fiscal Quarters Ended October 1, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$603,741	$66,962	$(42,925)	$627,778
Cost of sales	—	401,723	58,339	(42,925)	417,137

Gross profit	—	202,018	8,623	—	210,641
Selling, general and administrative expenses	30,809	118,252	7,620	—	156,681
Amortization of intangibles	—	7,240	—	—	7,240

(Loss) income from operations	(30,809)	76,526	1,003	—	46,720
Interest expense, net	31,101	1,617	10	—	32,728
Share of net income of subsidiaries under equity method	69,472	915	—	(70,387)	—

Income before income taxes	7,562	75,824	993	(70,387)	13,992
Income tax expense	—	6,352	78	—	6,430

Net income	7,562	69,472	915	(70,387)	7,562
Other comprehensive income:
Foreign currency translation adjustment	—	—	(3,125)	—	(3,125)

Comprehensive income (loss)	$7,562	$69,472	$(2,210)	$(70,387)	$4,437

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Three Fiscal Quarters Ended September 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,717	$73,104	$4,376	$(77,480)	$8,717
Non-cash adjustments	22,542	(77,590)	7,899	77,480	30,331
Changes in operating assets and liabilities, net of effects from purchase of business	6,222	17,176	(15,037)	—	8,361

Net cash provided by (used in) operating activities	37,481	12,690	(2,762)	—	47,409
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,454)	(7,043)	(1,106)	—	(16,603)
Purchase of business, net of cash acquired	—	(1,150)	—	—	(1,150)
Purchase of intellectual property	—	(2,500)	—	—	(2,500)

Net cash used in investing activities	(8,454)	(10,693)	(1,106)	—	(20,253)
Cash flows from financing activities:
Payments on capital lease obligations	—	(20)	—	—	(20)
Payments on revolving credit facility, net	(22,000)	—	—	—	(22,000)

Net cash used in financing activities	(22,000)	(20)	—	—	(22,020)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,141	—	1,141

Net change in cash and cash equivalents	7,027	1,977	(2,727)	—	6,277
Cash and cash equivalents, beginning of period	2,697	5,813	20,995	—	29,505

Cash and cash equivalents, end of period	$9,724	$7,790	$18,268	$—	$35,782

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Three Fiscal Quarters Ended October 1, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$7,562	$69,472	$915	$(70,387)	$7,562
Non-cash adjustments	3,458	(47,897)	3,872	70,387	29,820
Changes in operating assets and liabilities	7,250	(16,964)	(5,197)	—	(14,911)

Net cash provided by (used in) operating activities	18,270	4,611	(410)	—	22,471
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,604)	(7,175)	(355)	—	(17,134)

Net cash used in investing activities	(9,604)	(7,175)	(355)	—	(17,134)
Cash flows from financing activities:
Payments on capital lease obligations	—	(18)	—	—	(18)
Payments on revolving credit facility, net	(2,893)	—	—	—	(2,893)
Payment of debt issuance costs	(1,133)	—	—	—	(1,133)

Net cash used in financing activities	(4,026)	(18)	—	—	(4,044)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,676)	—	(1,676)

Net change in cash and cash equivalents	4,640	(2,582)	(2,441)	—	(383)
Cash and cash equivalents, beginning of period	1,981	7,049	14,994	—	24,024

Cash and cash equivalents, end of period	$6,621	$4,467	$12,553	$—	$23,641

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales growth by segment, gross profit margin and selling, general and administrative expenses.

Net Sales

Net sales reflect our revenues from the sale of our products and services less returns, discounts and allowances. It also includes licensing income that we earn. Substantially all of Easton’s activity and all of Riddell’s activity is reflected in our Team Sports segment, which primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. All of Bell’s activity, including the Bell and Giro brands and the Easton branded cycling products, are reflected in our Action Sports segment, which primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports.

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

Gross Profit

Gross profit is equal to our net sales minus our cost of sales. Gross profit margin measures gross profit as a percentage of our net sales. We state inventories at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead for manufactured products and freight and duty for purchased finished goods. Our gross profit may not be fully comparable to other sporting goods companies, as we include costs related to distribution and freight in cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include all operating expenses not included in cost of sales, primarily selling, marketing, administrative payroll, research and development, product liability, insurance and non-manufacturing lease expense, as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.

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

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of September 29, 2012, the outstanding principal balance under the ABL Facility was $20.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead for manufactured products and freight and duty for purchased finished goods. Provisions for excess and obsolete inventories are based on management’s assessment of slow-moving and obsolete inventory on a product-by-product basis. We record adjustments to our inventory for estimated obsolescence or a decrease in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from our expectations.

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

Derivative Instruments and Hedging Activity. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases, foreign currency based accounts receivable and manufacturing expenses. These contracts are not designated as hedges, and therefore, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to SG&A in the Consolidated Statements of Comprehensive Income.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Comprehensive Income:

	Fiscal Quarter Ended
	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales
	(Dollars in millions)
Net sales	$213.3	100.0%	$212.5	100.0%
Cost of sales	137.1	64.3%	136.8	64.4%

Gross profit	76.2	35.7%	75.7	35.6%
Selling, general and administrative expenses	56.3	26.4%	54.3	25.6%
Amortization of intangibles	2.6	1.2%	2.4	1.1%

Income from operations	$17.3	8.1%	$19.0	8.9%

	Three Fiscal Quarters Ended
	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales
	(Dollars in millions)
Net sales	$643.7	100.0%	$627.8	100.0%
Cost of sales	419.4	65.2%	417.1	66.4%

Gross profit	224.3	34.8%	210.7	33.6%
Selling, general and administrative expenses	168.8	26.2%	156.7	25.0%
Amortization of intangibles	7.8	1.2%	7.3	1.2%

Income from operations	$47.7	7.4%	$46.7	7.4%

Net Sales

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 29,	October 1,	Change		September 29,	October 1,	Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$123.9	$116.7	$7.2	6.2%	$371.9	$352.5	$19.4	5.5%
Action Sports	89.4	95.8	(6.4)	(6.7%)	271.8	275.3	(3.5)	(1.3%)

	$213.3	$212.5	$0.8	0.4%	$643.7	$627.8	$15.9	2.5%

Net sales in Team Sports and Action Sports during the third quarter of 2012 were negatively impacted by foreign currency exchange rate movements of $0.3 million and $0.2 million, respectively. On a constant currency basis, net sales in Team Sports increased by $7.5 million, or 6.4%, and net sales in Action Sports decreased by $6.2 million, or 6.5%. Net sales in Team Sports and Action Sports during the first three quarters of 2012 were negatively impacted by foreign currency exchange rate movements of $1.0 million and $0.8 million, respectively. On a constant currency basis, net sales in Team Sports increased by $20.4 million, or 5.8%, and net sales in Action Sports decreased by $2.7 million, or 1.0%.

Team Sports net sales increased during the third quarter of 2012 from continued market share gains in Riddell football products and the positive impact on helmet sales from the industry’s new ten-year helmet life policy, and increased sales of Easton hockey sticks and protective equipment resulting from the strength of new product launches, all of which were partially offset by reduced sales of baseball bats as the rule change by governing bodies of certain leagues benefitted last year’s third quarter and by reduced sales of hockey skates. Team Sports sales increased for the first three fiscal quarters of 2012 from increased sales of football helmets and hockey sticks, increased sales of collectible football helmets due to lapping the negative impact related to the NFL lockout last year, increased retail presence for Riddell football equipment, and increased sales of custom football apparel due to the acquisition of a uniform supply and equipment reconditioning company in early 2012, all of which were partially offset by reduced sales of hockey skates and protective products and apparel for baseball and softball.

Action Sports net sales decreased during the third quarter of 2012 from reduced demand for Giro snow helmets and goggles due to excessive retail inventory levels in the global market, and reduced sales of Giro and Bell specialty cycling helmets and the decision to cease selling fitness products, partially offset by sales growth in Bell powersports helmets from enhanced product offerings and expanded geographic distribution, and cycling accessories sold in the mass channel. Action Sports net sales decreased for the first three fiscal quarters of 2012 from reduced demand for Giro snow helmets and goggles, partially offset by sales growth in Bell powersports helmets and Giro cycling footwear and softgoods.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$75.6	61.0%	$71.7	61.4%	$235.3	63.3%	$227.8	64.6%
Action Sports	61.5	68.8%	65.1	68.0%	184.1	67.7%	189.3	68.8%

	$137.1	64.3%	$136.8	64.4%	$419.4	65.2%	$417.1	66.4%

For the third quarter and for the first three quarters of 2012, the decrease in Team Sports cost of sales as a percentage of net sales relates to increased sales of higher margin Riddell on-field and collectible football helmets and Easton hockey sticks and reduced close-out sales of Easton hockey products, partially offset by lower sales of higher margin Easton baseball bats in the third quarter of 2012 as last year included significant sales due to rule changes by governing bodies of certain leagues, increased warranty costs related to bat returns, and sales mix of baseball protective products.

For the third quarter of 2012, the increase in Action Sports cost of sales as a percentage of net sales relates to reduced sales of higher margin and increased closeout sales of Giro snow helmets due to softness in the global market, sales mix of Bell cycling accessories sold in the mass channel and Easton components sold in the specialty and OEM channels, and closeout sales of fitness products, partially offset by lower product costs and reduced product returns of Bell cycling helmets sold in the mass channel, and improved sales mix of cycling helmets and accessories sold in the specialty channel.

For the first three quarters of 2012, the decrease in Action Sports cost of sales as a percentage of net sales relates to lower product costs and reduced product returns of Bell cycling helmets sold in the mass channel, and improved sales mix of Blackburn accessories sold in the specialty channel, partially offset by reduced sales and increased closeout sales of higher margin Giro snow helmets, and sales mix of Easton cycling components sold in the specialty and OEM channels.

Team Sports and Action Sports cost of sales as a percentage of net sales for the third quarter and the first three quarters of 2012 were negatively impacted by foreign currency exchange rate movements.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales
		(Dollars in millions)				(Dollars in millions)
Team Sports	$48.3	39.0%	$45.0	38.6%	$136.6	36.7%	$124.7	35.4%
Action Sports	27.9	31.2%	30.7	32.0%	87.7	32.3%	86.0	31.2%

	$76.2	35.7%	$75.7	35.6%	$224.3	34.8%	$210.7	33.6%

For the third quarter and for the first three quarters of 2012, the increase in Team Sports gross margin relates to increased sales of higher margin Riddell on-field and collectible football helmets and Easton hockey sticks and reduced close-out sales of Easton hockey products, partially offset by lower sales of higher margin Easton baseball bats in the third quarter of 2012 as last year included significant sales due to rule changes by governing bodies of certain leagues, increased warranty costs related to bat returns, and sales mix of baseball protective products.

For the third quarter of 2012, the decrease in Action Sports gross margin relates to reduced sales of higher margin and increased closeout sales of Giro snow helmets due to softness in the global market, sales mix of Bell cycling accessories sold in the mass channel and Easton components sold in the specialty and OEM channels, and closeout sales of fitness products, partially offset by lower product costs and reduced product returns of Bell cycling helmets sold in the mass channel, and improved sales mix of cycling helmets and accessories sold in the specialty channel.

For the first three quarters of 2012, the increase in Action Sports gross margin relates to lower product costs and reduced product returns of Bell cycling helmets sold in the mass channel, and improved sales mix of Blackburn accessories sold in the specialty channel, partially offset by reduced sales and increased closeout sales of higher margin Giro snow helmets, and sales mix of Easton cycling components sold in the specialty and OEM channels.

Team Sports and Action Sports gross margin for the third quarter and the first three quarters of 2012 were negatively impacted by foreign currency exchange rate movements.

Selling, General and Administrative Expenses

SG&A expenses increased $2.0 million or 3.7% for the third quarter of 2012, as compared to the third quarter of 2011. SG&A expenses increased $12.1 million or 7.7% for the first three quarters of 2012, as compared to the first three quarters of 2011. The increase primarily relates to increased variable costs to support the sales growth, higher spending on research and development related to product development and innovation, partially offset by reduced incentive compensation expense.

Amortization of Intangibles

Amortization of intangibles was $2.6 million for the third quarter of 2012, as compared to $2.4 million for the third quarter of 2011. For the first three quarters of 2012, amortization of intangibles was $7.8 million, as compared to $7.3 million for the first three quarters of 2011. The increase for both periods is due to an acquisition in the Team Sports segment during the first quarter of 2012 which increased intangibles, partially offset by certain intangible assets in the Team Sports segment becoming fully amortized in 2011.

Interest Expense

Interest expense increased $0.5 million during the third quarter of 2012, as compared to the third quarter of 2011. The increase relates to increased credit card and administrative fees, partially offset by a decrease in the average balance outstanding on the revolving credit facility in 2012. For the first three quarters of 2012, interest expense decreased $0.5 million, as compared to the first three quarters of 2011. The decrease relates to a decrease in the average outstanding balance and interest rates for the revolving credit facility in 2012.

Income Tax Expense

Income tax expense was $2.5 million and $3.7 million for the third quarters of 2012 and 2011, respectively. The effective tax rate was 40.9% for the third quarter of 2012, as compared to 44.2% for the third quarter of 2011. Income tax expense was $6.7 million and $6.4 million for the first three quarters of 2012 and 2011, respectively. The effective tax rate was 43.5% for the first three quarters of 2012, as compared to 46.0% for the first three quarters of 2011. For the third quarter and first three quarters of 2012 and 2011, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 47.8% at September 29, 2012, as compared to 49.9% at December 31, 2011. The decrease was primarily attributable to the decrease in the balance outstanding on the revolving credit facility and the increase in shareholder’s equity as a result of earnings for the first three quarters of 2012.

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

ABL Credit Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250.0 million (of which up to $30.0 million may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At September 29, 2012, we had $20.0 million outstanding under the ABL facility and $190.2 million in availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At September 29, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

As of September 29, 2012, the amount of loans issued under the New Holdco Facility was approximately $149.2 million, including accrued interest.

Sources and Uses of Our Cash

Cash provided by operating activities was $47.4 million for the first three quarters of 2012, as compared to $22.5 million of cash provided by the first three quarters of 2011. The increase in cash provided by operating activities between the periods primarily reflects the timing of sales and collection of corresponding accounts receivable, partially offset by reductions in accounts payable and accrued expenses.

We had $286.6 million in working capital as of September 29, 2012, as compared to $265.9 million at December 31, 2011. The $20.7 million increase in working capital primarily results from the decrease in accounts payable and revolver borrowings, partially offset by the decrease in accounts receivable and prepaid expenses, along with the increase in accrued expenses.

Cash used in investing activities was $20.3 million for the first three quarters of 2012, as compared to $17.1 million used in the first three quarters of 2011. The primary reason for the difference is that the first three quarters of 2012 includes $2.5 million in payments for intellectual property and $1.2 million for the purchase of business, while no similar purchases were made in 2011.

Cash used in financing activities was $22.0 million for the first three quarters of 2012, as compared to $4.0 million used in the first three quarters of 2011. The primary reason for the difference is that the first three quarters of 2012 reflect a $19.1 million increase in net payments on borrowings versus the first three quarters of 2011. In addition, the first three quarters of 2011 reflect $1.1 million of debt issuance costs paid in conjunction with the Amendment.

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

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases, foreign currency based accounts receivable and manufacturing expenses. At September 29, 2012, there were foreign currency exchange forward contracts in effect for the purchase of United States $5.0 million aggregated notional amounts, or approximately $5.0 million of Canadian Dollars, and the purchase of United States $2.9 million aggregated notional amounts, or approximately $37.8 million of Mexican Pesos. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at September 29, 2012, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected fourth quarter 2012 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of forecasted amounts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of September 29, 2012, the outstanding principal balance under this facility was $20.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.25% for the third fiscal quarter of 2012, based on the average ABL Facility balance of $33.0 million would result in an increase in interest expense of less than $0.1 million for the fiscal quarter ended September 29, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 29, 2012, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

EASTON-BELL SPORTS, INC.
Registrant

Dated: November 13, 2012	/S/ PAUL E. HARRINGTON
Paul E. Harrington
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2012	/S/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)