Form 10-K
period 2012-12-29
EASTON-BELL SPORTS, INC.
filed 2013-03-28
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

At March 28, 2013, 100 shares of Easton-Bell Sports, Inc. were outstanding.

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

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal years 2012, 2011 and 2010 were comprised of 52 weeks and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Industry Overview

Sporting Goods Industry

We compete in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to the Sporting Goods Manufacturers Association, or SGMA, manufacturers’ sales of sporting goods in the United States, our largest market, has grown from $48.4 billion in 2000 to $77.3 billion in 2011. The SGMA also reported that sales of sporting goods in the United States increased by 4.2% in 2011. Although sales figures for 2012 are not yet available, we believe that sales in both sports equipment and the sporting goods market increased slightly in 2012. We believe that, in the long-term, avid participants will continue to be willing to pay premium prices for high performance and enhanced-protection equipment, which should contribute to future market growth.

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

Baseball and Softball

According to the SGMA, baseball and softball (including fast-pitch and slow-pitch) attracted approximately 13.6 million participants and 10.2 million participants, respectively in the United States in 2011. The SGMA reports that baseball participation had decreased 4.5% in 2011, while participation rates for fast-pitch and slow-pitch softball have decreased 4.5% and 7.9%, respectively. Wholesale shipments of baseball and softball equipment were approximately $489.0 million in 2011, as compared to $488.0 million in 2010. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of travel ball, club baseball and more frequent play.

Ice Hockey

According to the SGMA, ice hockey attracted 2.1 million participants in the United States in 2011 and United States wholesale shipments of ice hockey equipment was approximately $243.0 million in 2011, representing a 1.7% increase compared to the $239.0 million of ice hockey equipment sold in 2010. We estimate that the Canadian ice hockey market is at least as large as the United States market in terms of participants and dollars spent.

Football Helmets

According to the SGMA, tackle football attracted approximately 6.4 million United States participants and total United States manufacturers’ sales of football equipment were estimated at $521.0 million in 2011, representing a slight increase compared to the $520.0 million of football equipment sold in 2010. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have typically commanded higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to provide a growth opportunity.

Cycling Helmets and Related Accessories

According to the SGMA, cycling (including bicycle motocross, or BMX, road and mountain biking) attracted approximately 48.8 million participants in 2011, as compared to approximately 48.9 million in 2010. Cycling has become one of the most popular physical activities in the United States and many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18. Cycling continues to be influenced by increased television coverage of major events such as the Tour de France. In addition, many observers believe that cycling sales and participation rates will continue to benefit from higher costs of gasoline and an increasing presence of the green movement.

The accessory segment of the United States bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, including Snowsports and Powersports

Participation in action sports, such as snowboarding has grown recently. According to the SGMA, snowboarding attracted approximately 7.9 million participants in the 2010/2011 season, as compared to approximately 7.8 million in the 2009/2010 season. The SGMA estimates that United States manufacturers’ sales of snowboarding equipment were estimated at $172.0 million in 2011, representing a 5.5% decrease compared to $182.0 million in 2010. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel

According to the SGMA, wholesale spending for consumer sports apparel in the United States increased 6.1% in 2011, to approximately $31.4 billion in annual sales. The sports apparel segment is benefiting from consumers’ preference toward casual, comfortable clothing. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased price points for performance athletic apparel in recent years.

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

Our four primary brands include:

Easton. Under the Easton brand, founded in 1922, we offer baseball, softball, ice hockey and lacrosse equipment and cycling components. We believe Easton is recognized as one of the most innovative brands in the baseball, softball and ice hockey equipment industry. In Major League Baseball, or MLB, star players Andre Ethier and Jed Lowrie wear and use the Easton brand. We believe our hockey sticks are among the top brands used by National Hockey League, or NHL, players and that consumers choose Easton branded products due to their combination of performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes Mike Cammalleri, Taylor Hall, Zach Parise and Brad Richards who wear and use Easton hockey equipment.

Bell. Under the Bell brand, founded in 1954, we offer helmets for cycling, motorcycles (street and motorcross), skateboarding and other action sports, as well as various cycling and fitness accessories. We believe Bell is the number one brand in the United States by sales in cycling helmets and accessories. Bell branded products are used by cycling enthusiasts ranging from competitive athletes to recreational users. Consumers choose Bell branded cycling helmets due to design, fit, quality, durability and value. The Bell brand image of toughness, dependability and performance is supported through the use of Bell products by, and sponsorship of, such high-profile athletes and professional cycling teams as U.S. National Road Champion George Hincapie, Tour de France winner Cadel Evans and Motocross Champion James Stewart.

Giro. Under the Giro brand, founded in 1986, we offer premium apparel and accessories for cycling (including helmets, footwear and gloves) and snowsports (including helmets and goggles). We believe the Giro brand is the global market leader by total sales volume in premium cycling and snowsports helmets. We believe that consumers are willing to pay premium prices for Giro products due to Giro’s reputation for innovation, performance and market-leading design. The Giro brand image is reinforced through the use of Giro products by, and sponsorship of, leading professional athletes and ambassadors including American Olympic cyclist, Taylor Phinney, and multiple-time Winter X-Games Gold Medalist, Kelly Clark.

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

In addition to the above products, we also sell a variety of accessories, including bicycle pumps, headlights, safety lights and reflectors under the Blackburn® brand (founded in 1975) and bicycle trailers and child carrier seats under the CoPilot® brand (founded in 2000). Additionally, we own the rights to use the widely recognized MacGregor® brand (exclusive of golf products), which we license to select third parties to manufacture and market footwear and other sports equipment.

Products and Services

For the period ended December 29, 2012, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain subcategories of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports. For financial information on each segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 6 to our Consolidated Financial Statements contained herein.

Team Sports

Our Team Sports segment produces technologically advanced equipment and apparel for baseball, softball, ice hockey and football and also provides reconditioning services for various sporting goods.

Baseball and Softball

We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our first aluminum bat produced in 1969, our bats have featured advanced designs and materials to optimize hitting performance, feel and durability. Baseball and softball products accounted for approximately 19.6%, 21.1%, and 19.6% of our net sales in 2012, 2011 and 2010, respectively.

Ice Hockey

We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are among the top brands used by NHL players. Ice hockey products accounted for approximately 13.3%, 13.4%, and 14.4% of our net sales in 2012, 2011 and 2010, respectively.

Football

Football Helmets — Substantially all of our football products and services are currently sold under the Riddell brand name. We believe we are the world’s leading designer, developer and marketer of football helmets. Our football helmets are designed to provide excellent on-field performance while meeting or exceeding all relevant safety standards.

Reconditioning Services — We believe we are the leading reconditioner of football equipment in the United States. We recondition football helmets and shoulder pads, baseball, softball and lacrosse helmets, catcher’s equipment, baseball and softball gloves and hockey helmets and shoulder pads. Most of our reconditioning volume is comprised of football helmets and shoulder pads as reconditioning typically includes the cleaning, sanitizing, buffing and/or painting of helmets. Face guards, interior pads, chin straps and other helmet components are inspected and replaced as necessary. Helmets are recertified to conform to the standards set by the National Operating Committee on Standards for Athletic Equipment, or NOCSAE, which is the leading standard-setting organization for athletic equipment.

Football equipment and reconditioning services accounted for approximately 16.5%, 14.5%, and 12.7% of our net sales in 2012, 2011 and 2010, respectively.

Other Products and Licensing

We sell collectible football helmets that primarily reflect licensed NFL and major collegiate trademarks. Our collectible helmets are available in a variety of sizes and forms, including authentic helmets that are identical to competitive helmets used on-field by professional players, replica helmets that have a similar appearance to the authentic helmet but are constructed with less advanced materials, mini helmets that are half-scale versions of full-size helmets and pocket size helmets that appeal to both collectors and the mass market. Under the Easton brand, we also sell lacrosse equipment, including heads, shafts and gloves.

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

We also have entered into selective licensing agreements that allow third parties to manufacture and market products under the Riddell, Easton and MacGregor brand names. Products currently licensed include Riddell footwear, Easton footwear, Easton hockey apparel and MacGregor footwear and team sports equipment. We receive royalty income from sales of these products.

Other team sports products and licensing accounted for approximately 8.7%, 7.6%, and 8.6% of our net sales in 2012, 2011 and 2010, respectively.

Action Sports

Our Action Sports segment encompasses a number of individual sports, such as cycling, extreme sports, snowsports and powersports. Within many of these sports, we are primarily focused on the helmet market. Within cycling, we are also focused on the accessories, footwear and premium components markets.

Cycling and Extreme Sports

Substantially all of our recreational cycling and extreme sports helmets are sold under the Bell brand name and our premium cycling helmets are sold under the Bell and Giro brand names. We sell premium cycling components under the Easton brand name and high-performance accessories under the Blackburn brand name. We also sell other accessories under the Bell and CoPilot brand names and certain recreational youth cycling helmets and accessories under various licensed brands, including Barbie, Hot Wheels, Hello Kitty, Disney and X Games.

Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 16.2%, 16.4%, and 17.3% of our net sales in 2012, 2011, and 2010 respectively.

Premium Cycling Components and Accessories — We offer premium cycling components under the Easton brand, including handlebars, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers, or OEM. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. In 2010, we introduced a line of performance cycling footwear. Premium cycling components and accessories accounted for approximately 8.7%, 7.7%, and 6.1% of our net sales in 2012, 2011 and 2010, respectively.

Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and CoPilot brands that are sold primarily through mass retailers. Cycling accessories accounted for approximately 9.8%, 9.9%, and 10.4% of our net sales in 2012, 2011 and 2010, respectively.

Snowsports

We offer helmets for various snowsports, including snowboarding and skiing, as well as various snowsports accessories. Our snowsports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit, as well as performance, from our first snow helmet with adjustable vents to wireless audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snowsports helmets accounted for approximately 3.8%, 5.8%, and 7.3% of our net sales in 2012, 2011 and 2010, respectively.

Powersports

We offer helmets for various powersports, including motocross, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross, all-terrain vehicles (ATVs) and snowmobiles. Powersports helmets and accessories accounted for approximately 1.9%, 1.3%, and 1.2% of our net sales in 2012, 2011 and 2010, respectively.

Other Products and Accessories

During 2012, we sold our Bell and Savasa fitness product lines which offered fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. Fitness accessories accounted for approximately 1.5%, 2.3%, and 2.4% of our net sales in 2012, 2011 and 2010, respectively.

Competition

Although we have no competitors which challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our individual product lines.

Team Sports

In baseball and softball, we compete with numerous national and international competitors including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Hillerich & Bradsby and Mizuno Corp. In ice hockey, we primarily compete with Bauer Hockey and Reebok-CCM Hockey. In football, we compete with several companies, such as Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. In Lacrosse, we compete with Warrior and Brine, owned by New Balance, Maverik, STX and other specialty brands. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. We believe that we compete in each of these team sports markets on the basis of brand name recognition, product features, quality and customer service.

Action Sports

In cycling helmets and components, we compete with several national and regional competitors. Within the mass retail channel, our main competitor is Dorel Industries, Inc., or DI, which markets its products under such well-known brand names as Schwinn, Mongoose and GT. DI competes with us primarily on brand name recognition and price. In the specialty retail channel, our primary competitors are Specialized Bicycle Components and Trek Bicycle Corporation, both of whom compete with us mostly on a combination of performance, price, style, quality, design and focus on cycling enthusiasts.

We primarily compete in the snowsports and powersports markets with a number of smaller companies and a few multinationals, which compete mostly on a combination of performance, price and design. In the snowsports helmet market, we compete with several domestic and international brands, including Smith, Bern, K2, POC, as well as R.E.D., which is owned by The Burton Corporation and Salomon, which is owned by Amer Sports. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC.

Sales

We utilize separate sales forces and a variety of distribution channels for the various products in our segments, enabling us to design specific marketing strategies for each brand and product.

Sales of Team Sports Products

Retail Sales

We sell a broad selection of our team sports products, including our baseball, softball, ice hockey and lacrosse products, to both national and regional full-line sporting goods retailers in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with sporting goods chains’ marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retail accounts. Our extensive product selection allows sporting goods retailers to tailor their mix of our products to their individual selling strategies. In addition, we believe that sporting goods retailers benefit from consumer recognition and demand for our brands through increased foot traffic in their stores. We also sell team sports products to approximately 2,900 independent specialty retail accounts in North America. These retailers cater their marketing and product selections to sports enthusiasts who often seek premium products having the highest level of performance. We work with specialty customers to improve sales and profits by providing highly visible product displays and point-of-purchase signage.

Our team sports products that are sold to retail customers are sold through our network of approximately 45 in-house and independent sales representatives in the United States and Canada and through various third party distributors in other regions of the world. Our in-house sales team provides sales and support services to key retail accounts. Sales efforts to these customers are led by a national account manager, supported by other members of the sales team. These sales teams visit frequently with our larger customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Institutional Sales

We primarily sell football helmets, shoulder pads, certain other team sports equipment, uniforms, accessories and reconditioning services to educational institutions and athletic leagues. We have a direct sales force and marketing team of approximately 245 individuals, which focus on sales to the NFL and approximately 18,000 high schools, 1,200 colleges and numerous youth leagues across the United States. We believe our institutional sales force, made up primarily of former players, former coaches and experienced industry sales professionals, is the largest national direct sales force for football products and services in the institutional sporting goods industry and provides us with a significant competitive advantage. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our customers and also facilitates education on new product offerings. Additionally, this approach allows us to sell equipment and reconditioning services directly to our customers, which enables us to more readily explore add-on sales opportunities. Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has aided us in establishing a reputation as a leader in customer service with a loyal customer base.

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

We utilize approximately 120 in-house and independent sales professionals across North America and a network of approximately 130 third-party distributors in other regions of the world to distribute our action sports products. Similar to our in-house sales team for team sports products, our in-house sales team for action sports products provides sales and support services to key retail accounts, including category management services for certain of our mass retail customers. These efforts are led by a national account manager, who is supported by other members of the sales team. These sales teams work with large sporting goods and mass retail customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Marketing

Relationships with Athletes, Teams and Organizations

Our Easton, Bell, Giro and Riddell brands have enjoyed high visibility around the world due to use of our products by leading athletes. Many high-profile athletes choose to use our products even though they are not sponsored by us, which gives our products increased exposure to consumer audiences, strengthens the perceived authenticity of our brands and drives demand for our products among retailers and consumers. Our brands have a strong presence in professional (NHL and the NFL), collegiate and youth leagues, the Summer and Winter Olympics, the Tour de France and X Games.

We sponsor several hundred individuals, including teams across baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, and other sports around the world. In addition, we have an exclusive contract with the NFL under which our football helmets are designated the Official Helmet of the NFL. Our agreement with the NFL permits our Riddell brand mark to appear on the front and on the chin strap of each Riddell helmet used during NFL play and provides that there be no indicia of any other brand on any other helmet worn during a game. We believe that Riddell helmets are used by approximately 67% of the players in the NFL. At the youth level, Riddell is the Official Football Helmet & Protective Equipment Partner of USA Football and the Official Hardgoods Supplier of American Youth Football. Within hockey, we believe that approximately 31% of NHL players use Easton hockey sticks and in baseball, Easton is the official equipment supplier of the Little League World Series.

Advertising and Promotional Events

As a result of the foregoing relationships, we receive a significant amount of media exposure. We augment this exposure with advertisements highlighting the distinctive design, quality and features of our products in various media outlets, including industry periodicals, magazines, newspapers, television and internet media. To further reinforce and build our brand recognition, we conduct a variety of marketing and promotional events in support of our products. For example, we participate in coaches clinics and equipment shows throughout the year where our product lines are displayed and promoted along with our reconditioning services. In addition, we dedicate resources to educate customers on the importance of helmet safety and proper fit and invest in initiatives designed to increase awareness of the importance of head protection in preventing brain injury.

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

We also actively work with several organizations that set safety or performance standards for the sporting goods we sell. Our products meet or exceed the standards established by the most important regulatory and testing bodies, including the Department of Transportation, the Consumer Product Safety Commission, or CPSC, the Hockey Equipment Certification Council, or HECC, and Canadian Standards Association, or CSA, and various private organizations, including NOCSAE, which is the leading standard-setting organization for athletic equipment (including football, baseball and softball and lacrosse helmets, as well as other equipment) and the Snell Memorial Foundation, which is a leading organization that tests and certifies helmets for cycling, snowsports, powersports and other action sports. We also work with various athletic leagues, including the NFL, the NHL, MLB, the NCAA and Little League Baseball and Softball, that set standards for equipment used in competition and various conferences within these athletic organizations that have their own standards. We believe that we have regularly been among the first to adopt new safety or performance standards.

We invest in engineering and applied research to improve both the quality and performance of our current products and to develop new products. Our in-house product design, engineering, research and development and testing group includes approximately 215 employees. Our product development personnel work with top athletes to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our products are subjected throughout the manufacturing process to various quality control procedures that often exceed those mandated by law.

Production, Sourcing and Distribution

We currently maintain manufacturing, assembly and distribution facilities in the United States, Canada, Mexico, Sweden, China and Taiwan. We also generally employ a dual strategy for sourcing goods from third parties. For certain of our products that involve our proprietary design and materials technologies, we negotiate exclusive agreements with a limited number of manufacturing partners. For our products that are less complex to produce, we maintain relationships with a broader base of suppliers to purchase goods as needed without contractual obligation.

Our aluminum and composite baseball and softball bats are manufactured in Asia. We manufacture a portion of our composite ice hockey sticks and blades and certain cycling components at our facility in Tijuana, Mexico and the balance of these products are sourced from various domestic and international suppliers. Custom ice hockey pants, gloves and skates were manufactured at our facility in Quebec, Canada during 2012, but manufacturing was transferred to Asia for 2013. We assemble and package a portion of our cycling, football, snowsports, powersports and other helmets at our Elyria, Ohio and Rantoul, Illinois facilities, while the balance of our helmets are sourced from outside of the United States. Reconditioning services are performed at facilities strategically located throughout the United States, Canada and Mexico. In addition, we maintain a silk screening operation at our Elk Grove Village, Illinois facility to customize our football practice wear and uniform products with almost any logo, team name or other design that our customer requests.

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

We operate distribution facilities in Illinois, Pennsylvania, Utah, Canada, Sweden and Taiwan, which allow us to maintain high service levels for our customers across all distribution channels. We also use a third party distributor in Tennessee for apparel, in the United Kingdom for Bell mass products and in France for Bell and Giro products.

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

Intellectual Property

We have a portfolio of approximately 194 patents along with approximately 121 pending patent applications. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

We believe our well-known brands—Easton, Bell, Giro and Riddell—are a core asset of our business and are of great value to us. We maintain a portfolio of active registered trademarks in support of our brands, including registration of certain trademarks in the United States and in certain other countries. We have also obtained licenses to use certain popular brands on select youth cycling helmets and accessories from several companies including Mattel Inc., to use the Barbie and Hot Wheels brands, ESPN, Inc., to use the X Games brand, Sanrio Co. to use the Hello Kitty brand and the Walt Disney Co., to use the Disney brand.

In connection with our purchase of Easton Sports, Inc., or Easton, in March 2006, we licensed the Easton trademark to certain affiliates of James L. Easton solely in connection with specific products or services, none of which currently compete with us. For a discussion of this license and other related technology licenses to such James L. Easton affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We also license the Easton trademark to third parties with respect to the production and marketing of footwear and certain recreational games, the Riddell trademark for footwear and the MacGregor trademark primarily for athletic footwear and sports equipment. In addition, the Bell trademark is currently licensed to a third party for the production of auto racing helmets sold worldwide.

Employees

We believe that our relationships with our employees are good. As of December 29, 2012, we had 2,352 employees, including 198 in product design, research and development and testing, 1,481 in operations, including manufacturing and distribution, 377 in sales and marketing and 296 in administration. Approximately 40 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2015, and an agreement with a union in Mount Vernon, New York, expires in January 2015.

Insurance and Risk Management

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend product liability cases brought against us and actively manage our product liability exposure through research and testing, active case management and insurance. We maintain levels of insurance which we believe to be adequate. Our primary product liability insurance policies expire in January 2014.

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

Financial Information on Geographical Areas

For financial information on geographic areas, see Note 6 to our “Notes to Consolidated Financial Statements” contained herein.

Available Information

Our Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, the Exchange Act, are filed with the U.S. Securities and Exchange Commission, the SEC. Such reports and other information filed by our Company with the SEC are available free of charge on the SEC website. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Although we believe that we have no competitors that challenge us across all of our product lines, the markets for our products are highly competitive and we face competition from a number of sources in many of our individual product lines. Competition is primarily based on brand name recognition, product features, style, quality, price and customer service. Our baseball and softball equipment business has numerous national and international competitors, including Rawlings Sporting Goods, Worth Sports, Wilson Sporting Goods, Hillerich & Bradsby and Mizuno Corp. Our ice hockey equipment business principally competes with Bauer Hockey and Reebok-CCM Hockey. Our football equipment business competes with several companies, including Schutt Sports, Douglas Protective Equipment and Rawlings Sporting Goods and our reconditioning business competes with many regional companies. Our uniform and practice wear business also competes with national businesses such as Adidas, Nike, Russell Athletic and Under Armour. Our cycling helmet, accessories and component business competes with several national and regional competitors, including Dorel Industries, Trek Bicycle Corporation and Specialized Bicycle Components, as well as with several other international companies. In the snowsports helmet market, we compete with several domestic and international brands, including, Smith, Bern, K2, POC, as well as R.E.D., which is owned by The Burton Corporation and Salomon, which is owned by Amer Sports. In the powersports helmet market, we compete against such well-known brands as Arai, Shoei, HJC and KBC. Many of these competitors are significantly larger and have greater financial resources than we do.

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

We sponsor numerous professional athletes in baseball, cycling, ice hockey, action sports, snowsports and powersports who endorse and use our products, including our Easton branded baseball and ice hockey equipment and our Bell and Giro branded helmets. We believe these sponsorships contribute to the authenticity and image of our brands. In addition, under our agreement with the NFL, the Riddell name may appear on the front of and on the chin strap of all of our football helmets used in NFL play, and no other brand name may appear on a football helmet, face mask or chin strap used in NFL play. Also, our equipment is used by numerous Division I NCAA sports teams. We believe that these relationships increase sales of our products by enhancing the visibility of our brands and related trademarks and exposure of our branded products to other customers and, in certain instances, provide us with a significant competitive advantage. If we were to lose the benefits of these relationships, or if they were to deteriorate in a material way, our business and results of operations, financial condition and cash flow could be adversely affected.

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

Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended December 29, 2012, our top 10 customers collectively accounted for approximately 31.6% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 12.9% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us altogether. The failure to increase our sales to these customers would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, some of our customers in the retail industry are experiencing consolidation, contractions and financial difficulties. A large portion of our sales are to sporting goods retailers. Of these, many of our smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase our products, or could lead retailers to request credit terms that would adversely affect our cash flow and involve significant risks of nonpayment. As a result, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.

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

Our business exposes us to warranty claims and claims for product liability in the event products manufactured, designed or reconditioned by us actually or allegedly fail to perform as expected, or the use of these products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend or attempt to settle product liability cases brought against us. However, there is no assurance that we can successfully defend or settle all such cases. We believe that we are not currently subject to any material product liability claims not covered by insurance, although the ultimate outcome of these and future claims cannot presently be determined. Management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our Company’s previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. Because product liability claims are part of the ordinary course of our business, we maintain product liability insurance, which we believe is adequate. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions. The primary and excess layers of our Company’s product liability coverage are written under policies expiring in January 2014. We cannot assure you that this coverage will remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate under our various policies. Furthermore, future rate increases might make insurance cost-prohibitive for us to maintain. These potential insurance problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. We are unable to predict the nature of product liability claims that may be made against us in the future with respect to injuries, diseases or other illnesses resulting from the use of our products or the materials incorporated in our products.

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

During the fiscal year ended December 29, 2012, we purchased approximately $319.1 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We expect to increase our international sourcing in the future. In addition, a significant percentage of our net sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (1) recessionary trends in international markets; (2) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (3) difficulties in enforcing intellectual property rights; (4) increases in transportation costs or delays; (5) work stoppages and labor strikes; (6) fluctuations in exchange rates; (7) political unrest, terrorism and economic instability, and (8) limitations on repatriation of earnings. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

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

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in United States dollars, and to fluctuations in interest rates related to our variable rate debt. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes, or we may choose to maintain variable interest rate debt. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of income and balance sheets of our international subsidiaries into United States dollars. Approximately 12.7% of our net sales in the fiscal year ended December 29, 2012 were denominated in foreign currencies and subject to exchange rate fluctuation risk. The reported revenues and expenses of our international subsidiaries would decrease if the United States dollar increased in value in relation to other currencies, including, the Canadian dollar, British pound, Euro and Taiwan dollar. Finally, changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets. These and other economic factors could have an adverse effect on demand for our products and services and on our financial condition and operating results.

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

We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended December 29, 2012, approximately 34.9% of our raw materials for the products we manufacture were sourced from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended December 29, 2012, approximately 185 international manufacturers produced approximately 90.2% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

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

We recently announced several key changes among our executive officers and senior management team, including appointing Terry G. Lee as our new Executive Chairman and Chief Executive Officer, and Timothy P. Mayhew as our new President and Chief Operating Officer. Both Messrs. Lee and Mayhew have served on our board of directors since 2004. In addition, Mr. Lee previously served as Chairman and Chief Executive Officer of Bell Sports from 1989 to 1998. While our new executives are all experienced and highly qualified and we believe our new team best positions us to pursue our long-term strategic goals, we do note that the new team has only been working together for a few months in their current roles. The success of our business is dependent upon the management and leadership skills of our senior management team and other key personnel, including certain members of our product development team. Competition for these individuals’ talents is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. Our Company does not currently maintain any key man insurance coverage, and the loss of any such personnel or the inability to attract and retain key personnel could delay the development and introduction of new products, harm our ability to sell our products, damage the image of our brands and prevent us from executing our business strategy.

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

As of December 29, 2012, approximately 40 of our 2,352 employees were unionized. Although we have good labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania covering approximately 30 employees expires in December 2015. Our collective bargaining agreement with a union in Mount Vernon, New York covering approximately 10 employees expires in January 2015. Labor organizing activities could result in additional employees becoming unionized. We cannot assure you that we will be able to negotiate new collective bargaining agreements on similar or more favorable terms or that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities. We could experience a disruption of our operations or higher ongoing labor costs, which could have an adverse effect on our business and financial condition.

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

The value of our brand and sales of our products could be diminished if we, the athletes who use our products, the sport categories in which we compete or the categories of products of which we sell, are associated with negative publicity.

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

We have a significant amount of indebtedness. As of December 29, 2012, we had total indebtedness of approximately $385.1 million (including $350.0 million of our 9.750% senior secured notes due 2016, or the Notes, $35.0 million under our senior secured asset-based revolving credit facility, or ABL Facility, and $0.1 million of capital lease obligations). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We may be able to incur significant additional indebtedness in the future. Although certain of the documents governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with the documents governing our indebtedness could be substantial. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the terms of the documents governing our indebtedness. In addition, the ABL Facility provided for unused commitments of approximately $181.1 million as of December 29, 2012. Furthermore, subject to availability under a borrowing base and certain other conditions, we may increase our borrowing availability under the ABL Facility by up to an additional $50.0 million. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

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

Under the ABL Facility, there are limitations on our ability to incur the full $250.0 million of commitments. Our availability is limited to the lesser of a borrowing base and $250.0 million (and, in the case of the Canadian borrowers, the lesser of a Canadian based borrowing base and $30.0 million, the size of the Canadian sub-facility). The borrowing base for our and our Canadian borrowers is and will be calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Facility will potentially be subject to significant fluctuation, depending on the value of the applicable borrowing base eligible assets as of any measurement date. In addition, if our excess gross availability falls below a specified percentage of our gross borrowing base, we will be required to satisfy and maintain on a monthly basis, a minimum fixed charge coverage ratio test. Our ability to meet the required minimum fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Moreover, the ABL Facility provides the administrative agent considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us and the Canadian borrowers. There can be no assurance that the administrative agent under the ABL Facility will not impose such actions during the term of the ABL Facility and further, was it to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the Notes. The inability to borrow under the ABL Facility may adversely affect our and our Canadian subsidiaries’ liquidity, financial position and results of operations. As of December 29, 2012, we estimated our borrowing capacity under the ABL Facility would have been approximately $181.1 million, after giving effect to outstanding borrowings of $35.0 million, other customary reserves and $3.3 million of outstanding letters of credit. Because the borrowing capacity under the ABL Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity.

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

In addition to our obligations on our indebtedness discussed above, we may make distributions to EB Sports to fund cash payments under the New Holdco Facility. On December 3, 2009, EB Sports refinanced its senior unsecured credit agreement, or the Previous Holdco Facility, with Wachovia Investment Holdings, LLC and the lenders named therein, pursuant to which EB Sports had borrowed $175.0 million, through a new senior secured credit agreement with Wachovia Bank, N.A. and the existing lenders under the Previous Holdco Facility, the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility and an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC, and certain existing investors and their affiliates. As of December 29, 2012, the amount of loans issued under the New Holdco Facility was approximately $144.9 million, including accrued interest. EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. The borrowings under the New Holdco Facility are scheduled to mature on December 31, 2015. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

For the twelve months ended December 29, 2012, our non-guarantor subsidiaries represented approximately 9.1% of our net sales, 7.4% of operating income and 4.9% of EBITDA. As of December 29, 2012, our non-guarantor subsidiaries represented $158.5 million of our assets and had $81.0 million of total liabilities, including debt and trade payables.

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

As of December 29, 2012, the book values of the real estate, intellectual property, customer relationships and plant and equipment assets included in the first-priority collateral were $0.1 million, $240.4 million, $20.2 million and $53.9 million, respectively. The fair market value of the collateral securing the Notes is subject to fluctuations based on factors that include, among others, the condition of the markets for various forms of collateral, the ability to sell the collateral in an orderly sale, general economic conditions, the availability of buyers and similar factors. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including but not limited to the actual fair market value of the collateral at such time and the timing and the manner of the sale. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure holders of the Notes that the collateral will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the collateral, those third parties may have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of the collateral located at that site and the ability of the collateral agent to realize or foreclose on the collateral at that site. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, we cannot assure you that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the Notes. In addition, the asset sale covenant and the definition of asset sale in the indenture governing the Notes, have a number of significant exceptions pursuant to which we may be able to sell assets securing the Notes without being required to reinvest the proceeds of such sale into assets that will comprise collateral securing the Notes or to make an offer to the holders of the Notes to repurchase the Notes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 29, 2012 we operated 21 facilities in the United States, three in Canada, two in Mexico, three in Europe and six in Asia. Our corporate headquarters is located in Van Nuys, California. Set forth below is information regarding our principal properties:

Location	Primary Use	Business Segment	Leased Sq. Ft.	Owned Sq. Ft.
Van Nuys, CA	Corporate Headquarters and Offices	Team and Action Sports	56,647
Scotts Valley, CA	Offices and Research and Development	Team and Action Sports	55,320
Irving, TX	Offices	Team and Action Sports	27,197
Rosemont, IL	Offices and Research and Development	Team Sports	20,531
Rantoul, IL(1)	Offices, Manufacturing and Warehouse	Team and Action Sports	753,696
York, PA	Warehouse	Team and Action Sports		465,000
Salt Lake City, UT	Warehouse	Team Sports	133,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	134,788
Monterrey, Mexico	Reconditioning and Warehouse	Team Sports	117,328
Kirkland, Canada	Offices and Warehouse	Team Sports	97,935
Tijuana, Mexico	Offices, Manufacturing and Warehouse	Team and Action Sports	112,403

In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 278,000 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing and distribution requirements.

(1)	In July 2012, we entered into a lease for a new facility comprising 813,000 sq. ft. for use as Team and Action Sports offices, manufacturing and warehouse use in Rantoul, IL and expect to move from our current location in the fourth quarter of 2013.

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

Certain of our entities are named in forty-one suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability.

We maintain primary and excess product liability insurance coverage under various policies. Our primary and excess product liability insurance policies expire in January 2014. We are also party to various non-product liability claims and actions, including without limitation, claims relating to infringement of intellectual property rights of others. We do not believe that any of these claims or actions, either individually or in the aggregate, is material to our business or financial condition. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. In 2010, we received an unfavorable judgment on the issue of liability in this suit. Liability and damages are bifurcated proceedings in Canada, and we are now in the damages phase of this proceeding. We do not believe that any resulting infringement damages award will have a material adverse effect on our financial results. We anticipate this matter will be resolved within approximately two years.

Item 4. [Reserved]

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities.

Item 6.  Selected Financial Data

Set forth below is our selected historical consolidated financial and other operating data. Certain reclassifications of previously reported financial information were made to conform to the current presentation. We follow a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Our selected historical consolidated financial data and other data set forth below as of December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010 and January 3, 2009 and for the fiscal years ended December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010, and January 3, 2009, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein. Dollar amounts are in millions.

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010	Fiscal Year Ended January 3, 2009
Statement of Operations Data:
Net sales	$827.2	$834.9	$772.8	$716.3	$775.5
Cost of sales	544.7	551.4	510.4	482.4	509.1

Gross profit	282.5	283.5	262.4	233.9	266.4
Selling, general and administrative expenses	229.8	211.3	191.3	175.0	179.2
Restructuring and other infrequent expenses(1)	—	—	—	—	0.5
Amortization of intangibles	10.4	9.6	11.8	13.4	13.4

Income from operations	42.3	62.6	59.3	45.5	73.3
Interest expense, net	42.6	42.9	44.6	44.9	41.9

(Loss) income before taxes	(0.3)	19.7	14.7	0.6	31.4
Income tax expense	3.1	9.7	6.6	4.7	18.0

Net (loss) income	$(3.4)	$10.0	$8.1	$(4.1)	$13.4

Cash flow data:
Net cash provided by (used in):
Operating activities	$51.9	$29.8	$47.6	$53.8	$67.7
Investing activities	(25.8)	(25.7)	(22.5)	(16.1)	(17.6)
Financing activities	(15.4)	1.8	(35.0)	(47.4)	(19.7)
Other Financial Data:
Capital expenditures	22.2	23.8	20.7	15.7	17.6

	As of December 29, 2012	As of December 31, 2011	As of January 1, 2011	As of January 2, 2010	As of January 3, 2009
Balance Sheet Data:
Cash and cash equivalents	$40.9	$29.5	$24.0	$33.3	$41.3
Working capital	273.7	265.9	242.6	211.2	282.9
Total assets	992.2	1,007.6	964.6	960.6	997.6
Total debt	382.3	388.7	385.2	415.8	455.9
Total stockholder’s equity	383.5	389.6	377.6	363.8	347.0

(1)	Restructuring expenses in fiscal 2008 are primarily related to the closure of our Van Nuys, California manufacturing facility.

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

Gross Profit Margin

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

Results of Operations

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal years 2012, 2011 and 2010 were comprised of 52 weeks and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of comprehensive (loss) income.

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

	2012	% of Net Sales	2011	% of Net Sales	2010	% of Net Sales
	(Dollars in millions)
Net sales	$827.2	100.0%	$834.9	100.0%	$772.8	100.0%
Cost of sales	544.7	65.9	551.4	66.0	510.4	66.0

Gross profit	282.5	34.1	283.5	34.0	262.4	34.0
Selling, general and administrative expenses	229.8	27.8	211.3	25.3	191.3	24.8
Amortization of intangibles	10.4	1.3	9.6	1.2	11.8	1.5

Income from operations	42.3	5.0	62.6	7.5	59.3	7.7
Interest expense, net	42.6	5.1	42.9	5.1	44.6	5.8

Income before income taxes	(0.3)	(0.1)	19.7	2.4	14.7	1.9
Income tax expense	3.1	0.3	9.7	1.2	6.6	0.9

Net (loss) income	(3.4)	(0.4)	10.0	1.2	8.1	1.0
Other comprehensive income (loss):
Foreign currency translation adjustment	0.6	0.1	(1.5)	(0.2)	2.3	0.3

Comprehensive (loss) income	$(2.8)	(0.3)%	$8.5	1.0%	$10.4	1.3%

2012 compared to 2011

Our results for 2012 and 2011 include the following items:

	2012	2011
	(Dollars in millions)
Provision for excess and obsolete inventory write-offs	$14.0	$7.4
Research and development expenses	29.2	23.4
Litigation and product liability reserves and expenses	11.9	6.4
Provision for allowance for doubtful accounts	3.0	4.0
Incentive compensation expense	4.4	8.6
Equity compensation expense	5.0	3.5
Depreciation expense	21.6	19.2

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

			Change
	2012	2011	$	%
	(Dollars in millions)
Team Sports	$480.3	$472.3	$8.0	1.7%
Action Sports	346.9	362.6	(15.7)	(4.3%)

	$827.2	$834.9	$(7.7)	(1.0%)

Net sales in both Team Sports and Action Sports were negatively impacted by unfavorable foreign currency exchange rate movements in 2012 of $0.5 million and $0.6 million, respectively. On a constant currency basis, net sales in Team Sports were up $8.5 million or 1.8%, and net sales in Action Sports were down $15.0 million or 4.2%.

Team Sports net sales increased from sales growth in:

•

Riddell football attributable to continued market share gains, the positive impact on helmet sales from the industry’s new ten-year helmet life policy, lapping the negative impact that the NFL lockout had on sales of collectible helmets last year and the acquisition of a uniform supply and equipment reconditioning company early in the year, partially offset by

•

reduced sales of Easton baseball bats as last year benefitted from the non-recurring BBCOR transition and the decline in sales of Easton hockey skates offsetting the sales growth in Easton hockey sticks.

Action Sports net sales decreased due to:

•	the weather related decline in sales of Giro snow products in both the U.S. and Europe and

•	exiting the fitness product categories, partially offset by

•	growth in sales of Bell powersports helmets from enhanced product offerings and expanded distribution and

•	increased sales of Giro cycling products and Blackburn cycling accessories.

Cost of Sales

The following table sets forth cost of sales for each of our segments for the years indicated:

	2012	% of Net Sales	2011	% of Net Sales
	(Dollars in millions)
Team Sports	$307.5	64.0%	$303.5	64.3%
Action Sports	237.2	68.4%	247.9	68.4%

	$544.7	65.9%	$551.4	66.0%

The decrease in Team Sports cost of sales as a percentage of sales is primarily due to:

•	increased sales of higher margin Riddell on-field and collectible football helmets and

•	increased sales of and reduced product manufacturing costs for Easton hockey sticks, partially offset by

•	lower sales of higher margin Easton baseball bats as last year benefitted from the non-recurring BBCOR transition,

•	increased warranty costs for bat returns and

•	close-out sales and write-offs of aged hockey products.

Action Sports cost of sales as a percentage of sales was unchanged due to:

•	the reduction in product costs and returns for Bell cycling helmets sold in the mass channel and

•	improved margins for Blackburn accessories, was offset by

•	reduced sales and closeout sales of higher margin Giro snow helmets and

•	write-off of obsolete Easton cycling wheel inventory due to product design changes.

Gross Profit

The following table sets forth gross profit for each of our segments for the years indicated:

	2012	% of Net Sales	2011	% of Net Sales
	(Dollars in millions)
Team Sports	$172.8	36.0%	$168.8	35.7%
Action Sports	109.7	31.6%	114.7	31.6%

	$282.5	34.1%	$283.5	34.0%

The increase in Team Sports gross margin is primarily due to:

•	increased sales of higher margin Riddell on-field and collectible football helmets and

•	increased sales of and reduced product manufacturing costs for Easton hockey sticks, partially offset by

•	lower sales of higher margin Easton baseball bats as last year benefitted from the non-recurring BBCOR transition;

•	increased warranty costs for bat returns and

•	close-out sales and write-offs of aged hockey products.

Action Sports gross margin was unchanged due to:

•	the reduction in product costs and returns for Bell cycling helmets sold in the mass channel and

•	improved margins for Blackburn accessories, was offset by

•	reduced sales and closeout sales of higher margin Giro snow helmets and

•	write-off of obsolete Easton cycling wheel inventory due to product design changes.

Selling, General and Administrative Expenses

During 2012, SG&A expenses increased $18.5 million or 8.7% as compared to 2011. The increase primarily relates to:

•	increased litigation and product liability reserves and expenses of $5.5 million;

•	investments in sales infrastructure of $2.7 million to support international expansion and future growth;

•	increased sales, marketing, promotion and sponsorship program spending of $3.6 million;

•	increased research and development expense of $5.8 million due to the investment in new products and

•	increased equity compensation expense of $1.5 million related to employee grants, partially offset by

•	reduced incentive compensation of $4.2 million due to the decline in earnings.

Amortization of Intangibles

Amortization of intangibles increased $0.8 million or 8.1% as compared to 2011 due to an acquisition in the Team Sports segment during the first quarter of 2012 which increased intangibles, partially offset by certain intangible assets in the Team Sports segment becoming fully amortized in 2012.

Interest Expense, Net

Net interest expense decreased $0.3 million to $42.6 million for 2012 from $42.9 million in 2011. The decrease relates to fees incurred in 2011 related to the amendment of the ABL facility, which did not recur in 2012.

Income Tax Expense

Income tax expense was $3.1 million in 2012, an effective rate in excess of 100%, as compared to income tax expense of $9.7 million in 2011, and effective rate of 49.2%. The difference between the effective rate and the statutory rate for 2012 is primarily attributable to the rate difference on foreign earnings, the permanent difference for equity compensation expense and state income taxes; the difference between the effective rate and the statutory rate for 2011 is primarily attributable to the permanent difference for equity compensation expense and state income taxes.

2011 compared to 2010

Our results for 2011 and 2010 include the following items:

	2011	2010
	(Dollars in millions)
Provision for excess and obsolete inventory write-offs	$7.4	$8.4
Research and development expenses	23.4	17.8
Litigation and product liability reserves and expenses	6.4	5.4
Provision for allowance for doubtful accounts	4.0	3.4
Incentive compensation expense	8.6	7.8
Equity compensation expense	3.5	3.4
Depreciation expense	19.2	17.1

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

			Change
	2011	2010	$	%
	(Dollars in millions)
Team Sports	$472.3	$426.8	$45.5	10.7%
Action Sports	362.6	346.0	16.6	4.8%

	$834.9	$772.8	$62.1	8.0%

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

Selling, General and Administrative Expenses

During 2011, SG&A expenses increased $20.0 million or 10.5%, as compared to 2010. The increase primarily relates to:

•	increased variable selling expenses of $2.2 million related to the increase in net sales;

•	increased sales, marketing, promotion and sponsorship program spending by $7.7 million;

•	increased research and development expense of $5.6 million due to the investment in new products;

•	increased litigation and product liability reserves and expenses of $1.4 million;

•	higher depreciation expense of $2.7 million primarily related to capital expenditures for information technology, facilities and molds and tooling.

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

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. Each quarter is comprised of 13 weeks and in 2012, the quarters ended on March 31, June 30, September 29 and December 29, 2012. The operating results for any period are not necessarily indicative of results for any future period.

	For the Following Quarterly Periods
	First	Second	Third	Fourth
	(Dollars in millions)
	(Unaudited)
2012:
Net sales	$216.3	$214.1	$213.3	$183.5
Gross profit	73.2	74.8	76.3	58.2
Income from operations	13.4	16.9	17.3	(5.3)
Net income (loss)	1.4	3.7	3.7	(12.2)
2011:
Net sales	$203.4	$211.9	$212.5	$207.1
Gross profit	64.0	71.0	75.7	72.8
Income from operations	11.0	16.7	19.0	15.9
Net (loss) income	(0.1)	2.9	4.7	2.5

Liquidity and Capital Resources

Our financing requirements are subject to variations due to seasonal changes in working capital levels. Internally generated funds are supplemented when necessary from external sources, primarily from the ABL Facility. The cash generated from operating activities, the issuance of the Notes offered on December 3, 2009, and the availability under the ABL Facility are our principal sources of liquidity. Each are described below. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot be certain that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL Facility in an amount sufficient to enable us to repay our indebtedness, including our senior secured notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control of our Company, we could be required to repay or refinance our indebtedness. We cannot be certain we will be able to refinance any of our indebtedness, including the ABL Facility or our Notes, on commercially reasonable terms or at all.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 49.9% at December 29, 2012 and December 31, 2011 as the decrease in debt was offset by the net loss incurred in 2012.

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

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350.0 million of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem all or any of the Notes prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility, has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250.0 million which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At December 29, 2012, we had $35.0 million outstanding under the ABL facility and $181.1 million in availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At December 29, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

Borrowings under the New Holdco Facility are not guaranteed by our Company or any of our subsidiaries and are senior unsecured obligations of EB Sports. However, EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. Given that EB Sports controls our Company’s direct parent, EB Sports has the ability, subject to the terms of our Company’s existing senior secured credit facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from our Company and our subsidiaries in order to fund its obligations under such loan. In November 2012, our Company distributed $8.4 million to RBG, to enable EB Sports to pay interest on the New Holdco Facility.

As of December 29, 2012, the amount of loans issued under the New Holdco Facility was approximately $144.9 million, including accrued interest.

Sources and Uses of our Cash

Cash provided by operating activities was $51.9 million for 2012, as compared to $29.8 million of cash provided in 2011. The net increase in cash provided by operating activities between the periods primarily reflects the timing of sales and collection of corresponding accounts receivable, partially offset by the decrease in accounts payable and accrued expenses, the decrease in net income in 2012 and the change in deferred income taxes.

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

Cash provided by operating activities was $47.6 million for 2010, as compared to $53.8 million of cash provided in 2009. The net decrease in cash provided by operating activities as compared to 2009 primarily reflects (1) inventory increases in 2010 resulting from purchases made to support sales anticipated or scheduled in the early part of 2011, and (2) higher accounts receivable due to the increase in net sales in 2010, partially offset by (a) higher net income, (b) higher accounts payable, (c) higher accrued expenses due to increased interest accruals and increased incentive compensation accruals and (d) lower current and noncurrent assets.

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

We had $273.7 million in working capital as of December 29, 2012, as compared to $265.9 million at December 31, 2011. The $7.8 million increase in working capital primarily results from the increase in cash, the reduction in accounts payable and lower borrowings under the ABL Facility, partially offset by the decrease in accounts receivable related to the sales decline and timing of payments. We had $265.9 million in working capital as of December 31, 2011, as compared to $242.6 million at January 1, 2011. The $23.3 million increase in working capital primarily results from the increase in cash, higher accounts receivable, inventories and deferred taxes, partially offset by higher borrowings under the ABL Facility, and increases in accounts payable and accrued expenses.

Cash used in investing activities was $25.8 million in 2012, as compared to $25.7 million used in 2011. For both 2012 and 2011, the amount was primarily related to capital expenditures for the purchase of property, plant and equipment and the purchase of businesses. Capital expenditures for 2012 were $22.2 million, as compared to $23.8 million in 2011. Capital expenditures made in both 2012 and 2011 were primarily related to the enhancement of our ERP system, facilities, and molds and tooling. In addition, our Company purchased $2.5 million of intellectual property in 2012.

Cash used in financing activities was $15.4 million in 2012, as compared to $1.8 million of cash provided by financing activities in 2011. In 2012 the net cash used related primarily to net payments made on the ABL Facility and an $8.4 million distribution to RBG, primarily to pay interest on the New Holdco Facility, while in 2011 the net cash provided relates primarily to net proceeds on the ABL Facility and payment of debt issuance costs related to the Amendment of the ABL Facility.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2013 may be affected by the following:

•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: reduced consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; inflation; and business disruptions due to difficulties experienced by suppliers and customers.

•	Retail Market Conditions. The retail market for sports equipment is extremely competitive, with strong pressure from retailers for lower prices. Also, we have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.

•	Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party suppliers in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.

•	Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of December 29, 2012, the outstanding principal balance under the ABL Facility was $35.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

•	Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late fall and winter months in preparation for the spring baseball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

Contractual Requirements

Future payments required under our significant contractual obligations as of December 29, 2012 are as follows:

		Payments Due by Period
	Total	2013	2014 to 2015	2016 to 2017	2018 and Beyond
	(Dollars in thousands)
Long-term debt(1)	$385,000	$35,000	$—	$350,000	$—
Interest payments related to long-term debt(2)	133,656	34,125	68,250	31,281	—
Capital lease obligations(3)	56	32	24	—	—
Operating lease obligations	115,349	9,585	15,942	13,634	76,188
Sponsorship/royalty agreements	10,304	5,181	3,329	1,269	525

Total contractual cash obligations	$644,365	$83,923	$87,545	$396,184	$76,713

		Amount of Commitment Expiration per Period
	Total	2013	2014 to 2015	2016 to 2017	2018 and Beyond
	(Dollars in thousands)
Standby letters of credit and similar instruments	$3,256	$3,256	$—	$—	$—

Total commercial commitments and letters of credit	$3,256	$3,256	$—	$—	$—

(1)	Amounts include obligations pursuant to the ABL Facility and Notes that were outstanding on December 29, 2012. See “Liquidity and Capital Resources.”
(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in long-term debt agreements, not including the ABL Facility. Debt may be repaid sooner or later than such minimum maturity periods.
(3)	Amounts include interest on capital lease obligations.

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

For goodwill, on an annual basis or more frequently if certain conditions exist, the fair values of our reporting units are compared with their carrying values and an impairment loss is recognized if the carrying value exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. We generally base our measurement of the fair value of a reporting unit on the present value of future discounted cash flows. The discounted cash flows model indicates the fair value of each reporting unit based on the present value of the cash flows that we expect each reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include our discount rate, long-term rate of growth and profitability of each reporting unit and working capital effects. The growth and profitability rates are based on our expectations for the markets in which we operate and cost increases that are reflective of anticipated inflation (deflation) adjusted for any anticipated future cost savings and our discount rate is based on our weighted average cost of capital. In our most recent impairment analysis, we used a weighted average long-term cash flow growth rate of 7.1%, and a discount rate of 9.9%. Our weighted average long-term growth rate reflects our expectation that our future cash flows will increase. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.

Our Company’s goodwill impairment analysis performed as of December 29, 2012 indicated that none of the reporting units were at risk of failing the goodwill impairment test, and the fair values of each of the reporting units would have to decline at a minimum in excess of 20% depending on the specific reporting unit in order for the carrying value of a particular reporting unit to exceed the fair value. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the period that such a determination is made.

We amortize certain definite-lived acquired intangible assets on a straight-line basis over estimated useful lives of seven to nineteen years for patents, four to twenty years for customer relationships, four to nine years for licensing and other agreements and seven years for finite-lived trademarks and tradenames. Deferred financing costs are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from an effective interest method.

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

Derivative Instruments and Hedging Activity. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. These contracts are not designated as hedges, and therefore, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to SG&A in the Consolidated Statements and Comprehensive (Loss) Income.

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

Equity-Based Compensation. Effective January 1, 2006, we adopted accounting standards which require us to expense Class B Common Units of our Parent, or Units, granted under our Parent’s Incentive Plan based upon the fair market value of the Units on the date of grant. We are amortizing the fair market value of Units granted over the vesting period of the Units. For Units issued through December 13, 2012, our Company used the Black-Scholes option pricing model to determine the fair value of the Units granted. For Units issued subsequent to December 13, 2012, we utilized the Monte Carlo simulation pricing model, or the Monte Carlo Analysis, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. During the fiscal years ended December, 29, 2012, December 31, 2011 and January 1, 2011, approximately 87.3%, 87.7%, and 85.2% of our net sales were in United States dollars, respectively, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At December 29, 2012, there were foreign currency exchange forward contracts in effect for the purchase of United States $11.3 million aggregated notional amounts, or approximately 11.2 million Canadian Dollars, and the purchase of United States $3.8 million aggregated notional amounts, or approximately 50.0 million Mexican Pesos. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected first quarter 2013 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of December 29, 2012 the outstanding principal balance under this facility was $35.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.5% for fiscal 2012, based on the average ABL Facility balance of $45.3 million would have resulted in approximately a $0.1 million increase in interest expense for the fiscal year ended December 29, 2012.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended December 29, 2012 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 42 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of

Easton-Bell Sports, Inc.

We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of comprehensive (loss) income, stockholder’s equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 28, 2013

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(Amounts in thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,852	$29,505
Accounts receivable, net	228,201	250,183
Inventories, net	141,716	145,815
Prepaid expenses	6,162	6,942
Deferred taxes, net	20,777	17,798
Other current assets	13,183	9,645

Total current assets	450,891	459,888
Property, plant and equipment, net	55,549	54,329
Deferred financing fees, net	9,964	12,622
Intangible assets, net	265,898	270,458
Goodwill	208,697	208,697
Other assets	1,235	1,617

Total assets	$992,234	$1,007,611

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$35,000	$42,000
Current portion of capital lease obligations	28	26
Accounts payable	78,344	88,689
Accrued expenses	63,848	63,291

Total current liabilities	177,220	194,006
Long-term debt, less current portion	347,224	346,670
Capital lease obligations, less current portion	24	52
Deferred taxes	62,626	58,928
Other noncurrent liabilities	21,641	18,330

Total liabilities	608,735	617,986

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at December 29, 2012 and December 31, 2011	—	—
Additional paid-in capital	360,393	363,730
Retained earnings	22,009	25,429
Accumulated other comprehensive income	1,097	466

Total stockholder’s equity	383,499	389,625

Total liabilities and stockholder’s equity	$992,234	$1,007,611

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(Amounts in thousands)
Net sales	$827,152	$834,910	$772,843
Cost of sales	544,691	551,409	510,446

Gross profit	282,461	283,501	262,397
Selling, general and administrative expenses	229,751	211,292	191,303
Amortization of intangibles	10,394	9,612	11,765

Income from operations	42,316	62,597	59,329
Interest expense, net	42,634	42,872	44,568

(Loss) income before income taxes	(318)	19,725	14,761
Income tax expense	3,102	9,697	6,635

Net (loss) income	(3,420)	10,028	8,126
Other comprehensive income (loss):
Foreign currency translation adjustment	631	(1,548)	2,240

Comprehensive (loss) income	$(2,789)	$8,480	$10,366

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
	(Amounts in thousands, except share data)
Balance as of January 2, 2010	100	$356,788	$7,275	$(226)	$363,837
Equity compensation expense	—	3,435	—	—	3,435
Net income	—	—	8,126	—	8,126
Other comprehensive income	—	—	—	2,240	2,240

Balance as of January 1, 2011	100	360,223	15,401	2,014	377,638
Equity compensation expense	—	3,507	—	—	3,507
Net income	—	—	10,028	—	10,028
Other comprehensive loss	—	—	—	(1,548)	(1,548)

Balance as of December 31, 2011	100	363,730	25,429	466	389,625
Equity compensation expense	—	5,048	—	—	5,048
Net loss	—	—	(3,420)	—	(3,420)
Distribution to RBG	—	(8,385)	—	—	(8,385)
Other comprehensive income	—	—	—	631	631

Balance as of December 29, 2012	100	$360,393	$22,009	$1,097	$383,499

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(3,420)	$10,028	$8,126
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,987	28,842	28,873
Amortization of deferred financing fees and debt discount	3,212	3,290	3,460
Deferred financing fees written-off	—	120	—
Equity compensation expense	5,048	3,507	3,435
Deferred income taxes	719	8,005	3,628
Disposal of property, plant and equipment	—	53	299
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts receivable, net	21,977	(34,800)	(6,116)
Inventories, net	4,388	(5,345)	(11,820)
Other current and noncurrent assets	(2,376)	(2,053)	2,581
Accounts payable	(10,333)	15,512	2,158
Accrued expenses	555	5,047	12,815
Other current and noncurrent liabilities	120	(2,454)	133

Net cash provided by operating activities	51,877	29,752	47,572

Cash flows from investing activities:
Purchase of property, plant and equipment	(22,169)	(23,798)	(20,724)
Purchase of intellectual property	(2,500)	—	—
Purchase of businesses, net of cash acquired	(1,150)	(1,875)	(1,750)

Net cash used in investing activities	(25,819)	(25,673)	(22,474)

Cash flows from financing activities:
Payments on capital lease obligations	(26)	(24)	(22)
Payments on revolving ABL credit facility	(62,500)	(54,671)	(61,000)
Proceeds from revolving ABL credit facility	55,500	57,778	26,000
Payment of debt issuance costs	—	(1,282)	—
Distribution to RBG	(8,385)	—	—

Net cash (used in) provided by financing activities	(15,411)	1,801	(35,022)

Effect of exchange rate changes on cash and cash equivalents	700	(399)	630

Net change in cash and cash equivalents	11,347	5,481	(9,294)
Cash and cash equivalents, beginning of year	29,505	24,024	33,318

Cash and cash equivalents, end of year	$40,852	$29,505	$24,024

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share amounts)

1. Business and Summary of Significant Accounting Policies

Organization and Business

Easton-Bell Sports, Inc. is a wholly-owned subsidiary of RBG Holdings Corp., or RBG, which, in turn, is a wholly-owned subsidiary of EB Sports Corp., or EB Sports, of which 100% of the issued and outstanding voting common stock is owned by Easton-Bell Sports, LLC, the ultimate parent company, or our Parent. Unless otherwise indicated, all references in this Form 10-K to Easton-Bell, we, us, our, and our Company refer to Easton-Bell Sports, Inc. and its consolidated subsidiaries. References to Easton, Bell and Riddell refer to Easton Sports, Inc. and its consolidated subsidiaries, Bell Sports Corp. and its consolidated subsidiaries and Riddell Sports Group, Inc. and its consolidated subsidiaries, respectively.

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

Reporting Period

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal years 2012, 2011 and 2010 were comprised of 52 weeks and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Principles of Consolidation

The consolidated financial statements of our Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Our Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 29, 2012 and December 31, 2011 were $40,852 and $29,505, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 29, 2012 and December 31, 2011 are net of allowances for doubtful accounts of $8,738 and $8,091, respectively. We sell our products to a wide range of customers. Our customers are not geographically concentrated. As of December 29, 2012 and December 31, 2011, 31.4% and 37.6%, respectively, of our gross accounts receivable were attributable to our top ten customers. In 2012, 2011 and 2010, one customer accounted for 12.9%, 13.9%, and 13.9% of our net sales, respectively, but no other customer accounted for more than 10% of our net sales. Our Company’s top ten customers accounted for approximately 31.6%, 34.8% and 33.6% of our net sales for 2012, 2011 and 2010, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. An allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when we determine that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with our customer.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis. At December 29, 2012 and December 31, 2011, we had a reserve for excess and obsolete inventories of $15,267 and $9,976, respectively. Inventories, which are net of excess and obsolete inventory, consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
Raw materials	$27,275	$20,990
Work-in-process	3,710	2,647
Finished goods	110,731	122,178

	$141,716	$145,815

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

Buildings and leasehold improvements	Ten to twenty years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three to five years

Property, plant and equipment consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
Land	$105	$105
Building and leasehold improvements	15,062	14,294
Machinery and equipment	51,640	41,980
Office equipment and furniture	5,280	4,562
Computer equipment and software	57,885	49,596
Construction in progress	16,702	13,953

	146,674	124,490
Less accumulated depreciation	(91,125)	(70,161)

	$55,549	$54,329

Depreciation expense relating to all property, plant and equipment amounted to $21,593, $19,230 and $17,108 for 2012, 2011 and 2010, respectively.

Capitalized costs of internal use software is amortized on a straight-line basis over the estimated useful life commencing from the date the software asset is ready for its intended use.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

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

The results of our Company’s annual analysis indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2012, 2011 or 2010, and that none of the reporting units was at risk of failing the impairment test as of the date of each respective impairment assessment. We also reviewed our finite-lived intangible assets and noted no impairment occurred in the carrying amount in 2012, 2011 or 2010.

Our Company’s acquired intangible assets were as follows at December 29, 2012 and December 31, 2011:

	December 29, 2012		December 31, 2011
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(41,893)	59,180	(38,126)
Patents	60,345	(49,130)	60,345	(42,714)
Licensing and other	7,043	(6,145)	6,923	(5,934)

Total	$131,604	$(98,870)	$128,150	$(88,476)

Indefinite-lived intangible assets:
Trademarks	$233,164		$230,784

Our Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 4 to 20 years for customer relationships, 7 to 19 years for patents and 4 to 9 years for licensing and other agreements. As of December 29, 2012, the weighted average life is 11.9 years for customer relationships, 10.2 years for patents, 4.7 years for licensing and other agreements and the overall weighted average life for acquired intangible assets is approximately 10.7 years. For 2012, 2011 and 2010 acquired intangible asset amortization was $10,394, $9,612, and $11,765, respectively. We estimate that amortization of existing intangible assets will be $7,673, $6,909, $6,200, $3,233 and $2,608 for 2013, 2014, 2015, 2016 and 2017, respectively.

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

(Dollars in thousands, except share amounts)

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

There were no material changes to goodwill during 2012. Changes in the carrying amount of goodwill during the year ended December 29, 2012 and December 31, 2011 are summarized as follows:

	Team Sports	Action Sports	Consolidated
Balance at January 1, 2011	$145,464	$61,464	$206,928
Acquisition	862	—	862
Opening balance sheet reclassification	—	907	907

Balance at December 31, 2011	146,326	62,371	208,697
Activity	—	—	—

Balance at December 29, 2012	$146,326	$62,371	$208,697

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

Long-Lived Assets

Our Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2012, 2011 and 2010, we did not have any impairment of long-lived assets.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Deferred Financing Fees

Deferred financing fees are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. In connection with the Amendment in May 2011, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,282, which have been recorded as debt issuance costs. We amortized $2,658, $2,788 and $3,007 of debt issuance fees during 2012, 2011 and 2010, respectively, which is included in Interest expense, net.

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

The following is a reconciliation of the changes in our Company’s product warranty liability for 2012 and 2011.

	Year Ended
	2012	2011
Beginning of year	$2,240	$2,434
Warranty costs incurred during the period	(5,610)	(5,646)
Warranty expense recorded during the period	6,259	5,452

End of year	$2,889	$2,240

Advertising Costs

Our Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $5,759, $5,846 and $3,765, for 2012, 2011 and 2010, respectively.

Shipping and Handling

All shipping and handling fees billed to our customers are included as a component of net sales. Shipping and handling costs incurred by us are included in cost of sales.

Research and Development Expenses

Our Company expenses all research and development costs as incurred. Research and development expenses were approximately $29,236, $23,369 and $17,815 for 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

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

The estimated fair values of our Company’s long-term debt including accrued interest were as follows:

	December 29, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$349,973	$379,034	$349,609	$384,439

Equity-Based Employee Compensation

Our Company expenses Class B Common Units, or Units, granted under our Parent’s equity incentive plan, or the Incentive Plan, based upon the fair market value of such Units calculated under the Black-Scholes option pricing model or the Monte Carlo simulation pricing model on the date of grant. We amortize the fair market value of the Units granted over the vesting period of the Units.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

2. Long-term Debt

Long-term debt consisted of the following at December 29, 2012 and December 30, 2011:

	2012	2011
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	35,000	42,000
Capital lease obligations	52	78

Total debt	385,052	392,078
Less unamortized debt discount on senior secured notes	(2,776)	(3,330)
Less Senior Secured Credit ABL Facility and capital lease obligations	(35,052)	(42,078)

Long-term debt, less current portion	$347,224	$346,670

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At December 29, 2012, we had $35,000 outstanding under the ABL facility and $181,061 of additional availability.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At December 29, 2012, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

At December 29, 2012, the aggregate contractual maturities of long-term debt were as follows:

Fiscal Year Ending	Senior Secured Notes	Capital Leases	Total
2013	$—	$28	$28
2014	—	24	24
2015	—	—	—
2016	350,000	—	350,000
Thereafter	—	—	—

	$350,000	$52	$350,052

Cash payments for interest were $39,678, $40,543 and $42,061 for 2012, 2011 and 2010, respectively.

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At December 29, 2012 and December 31, 2011, outstanding letters of credit issued under the revolving credit facilities for both periods totaled $3,256. The amount of unused lines of credit at December 29, 2012 and December 31, 2011, was $181,061 and $190,923 respectively. The average interest rate on short term borrowings under the credit facilities during 2012 and 2011 was approximately 2.5% and 3.6%, respectively.

In connection with the Amendment in May 2011, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,282, which have been recorded as debt issuance costs. We amortized $2,658, $2,788 and $3,007 of debt issuance fees during 2012, 2011 and 2010, respectively, which is included in Interest expense, net.

Holdco Facility Obligations

On December 3, 2009, EB Sports refinanced its previous senior unsecured credit agreement with Wachovia Investment Holdings, LLC and the lenders named therein pursuant to which EB Sports had borrowed $175,000, or the Previous Holdco Facility, through (1) a new senior secured credit agreement, or the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility, (2) an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC and certain existing investors of Parent and EB Sports and their respective affiliates of $1,725 in cash in exchange for Class C Common Units of our Parent (of which, $1,466 was contributed by Parent to EB Sports) and (3) an equity investment from the Fenway Investors and certain existing investors of EB Sports and their respective affiliates of $113,275 in cash in exchange for new non-voting (other than rights to designate one director of EB Sports), non-redeemable Series A Preferred Stock of EB Sports, or the Series A Preferred Stock. The Series A Preferred Stock accrues dividends quarterly at a rate of 17.5% per annum. In addition to the $13,200 invested by existing investors of Parent, their respective affiliates and certain other investors in August 2009, the issuance of new shares of Series A Preferred Stock on December 3, 2009 resulted in an aggregate of $126,475 invested in Series A Preferred Stock immediately after giving effect to the financing.

Under the terms of the refinancing transaction, the net proceeds from the equity issuance were used to repurchase loans under the Previous Holdco Facility at a price of 90% of the principal amount thereof, and the consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into a new facility with a maturity date of December 31, 2015. The Previous Holdco Facility has been terminated. At closing, EB Sports had borrowed $108,268 under the New Holdco Facility. Borrowings under the New Holdco Facility bear interest at 11.5% per annum, such interest to be paid in cash; provided, that prior to maturity if EB Sports does not have sufficient cash on hand and Easton-Bell is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of Easton-Bell management) to permit Easton-Bell to distribute cash in an amount sufficient to allow such payment, EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period. In November 2012, our Company distributed $8,385 to RBG, primarily to enable EB Sports to pay interest on the New Holdco Facility.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

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

At December 29, 2012, the amount of loans issued under the New Holdco Facility was $144,913 including accrued interest.

3. Accrued Expenses

Accrued expenses consist of the following at December 29, 2012 and December 31, 2011:

	2012	2011
Salaries, wages, commissions and bonuses	$12,356	$17,032
Advertising	6,211	5,919
Rebates	5,919	6,111
Warranty	2,889	2,240
Product liability — current portion	5,017	5,521
Royalties	1,101	1,703
Interest	2,899	3,092
Income taxes	2,983	1,504
Other	24,473	20,169

	$63,848	$63,291

4. Leases

Our Company leases various facilities and equipment under non-cancelable operating leases with terms ranging from 2 to 20 years. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations. At December 29, 2012, future minimum commitments for capital leases and for operating leases with non-cancelable terms were as follows:

Fiscal Year Ending	Capital Leases	Operating Leases
2013	$32	$9,585
2014	24	8,675
2015	—	7,267
2016	—	7,032
2017	—	6,602
Thereafter	—	76,188

Total minimum lease payments	56	$115,349

Less amount representing interest	(4)

Present value of minimum lease payments, including current maturities of $28	$52

Property and equipment included the following amounts under capital leases at December 29, 2012 and December 31, 2011:

	2012	2011
Leasehold improvements	$247	$247
Less accumulated depreciation	(218)	(199)

	$29	$48

Rent expense for operating leases was approximately $11,178, $10,317 and $9,873 for 2012, 2011 and 2010, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

5. Employee Benefit Plans

At December 29, 2012, our Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Funding and administrative expense for these plans was approximately $25, $9 and $11 for 2012, 2011 and 2010, respectively. Further disclosures have not been made due to the immateriality of these plans.

At December 29, 2012, our Company had one defined contribution plan covering substantially all of our non-union employees. We contribute to each participant a matching contribution determined on a discretionary basis. Discretionary contributions were made in 2012 and 2011 and no discretionary contributions were made in 2010. Expenses related to the plan amounted to approximately $1,650, $1,344 and $6 for 2012, 2011 and 2010, respectively.

In November 2012, our Company established a deferred compensation savings plan which is a non-qualified benefit plan for certain executives of our Company. Expenses related to the plan amounted to approximately $11 for 2012.

6. Segment Information

Our Company has two reportable segments: Team Sports and Action Sports. The majority of Easton’s activity is reflected in our Team Sports segment which primarily consists of football, baseball, softball, ice hockey, lacrosse and other team sports products and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components, footwear and accessories for cycling, snowsports and powersports. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

Segment results for 2012, 2011 and 2010 are as follows:

	Team Sports	Action Sports	Consolidated
Year ended December 29, 2012:
Net sales	$480,281	$346,871	$827,152
Income from operations	52,435	46,018	98,453
Depreciation	13,092	8,501	21,593
Capital expenditures	11,708	10,461	22,169
Year ended December 31, 2011:
Net sales	$472,338	$362,572	$834,910
Income from operations	54,547	54,304	108,851
Depreciation	11,414	7,816	19,230
Capital expenditures	14,007	9,791	23,798
Year ended January 1, 2011:
Net sales	$426,816	$346,027	$772,843
Income from operations	58,569	48,600	107,169
Depreciation	10,001	7,107	17,108
Capital expenditures	9,982	10,742	20,724

	Team Sports	Action Sports	Consolidated
Assets
December 29, 2012	$649,692	$342,542	$992,234
December 31, 2011	640,109	367,502	1,007,611

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

A reconciliation from the segment information to the Consolidated Statements of Comprehensive (Loss) Income is set forth below:

	Fiscal Year
	2012	2011	2010
Segment income from operations	$98,453	$108,851	$107,169
Equity compensation expense	(5,048)	(3,507)	(3,435)
Amortization of intangibles	(10,394)	(9,612)	(11,765)
Corporate expenses	(40,695)	(33,135)	(32,640)

Consolidated income from operations	$42,316	$62,597	$59,329

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

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

	2012		2011		2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Team Sports
Baseball and softball products	$161,640	19.6%	$175,826	21.1%	$151,097	19.6%
Ice hockey products	109,965	13.3	112,116	13.4	111,127	14.4
Football products and reconditioning	136,417	16.5	121,075	14.5	98,351	12.7
Other products and licensing	72,259	8.7	63,321	7.6	66,241	8.6

	$480,281	58.1%	$472,338	56.6%	$426,816	55.3%
Action Sports
Cycling helmets	$134,291	16.2%	$136,592	16.4%	$134,073	17.3%
Snowsports products	31,317	3.8	48,772	5.8	56,550	7.3
Powersports products	16,075	1.9	10,814	1.3	8,958	1.2
Premium cycling components, accessories, footwear and apparel	71,766	8.7	64,604	7.7	46,931	6.1
Fitness accessories	12,296	1.5	18,823	2.3	18,920	2.4
Cycling accessories	81,126	9.8	82,967	9.9	80,595	10.4

	$346,871	41.9%	$362,572	43.4%	$346,027	44.7%

Total Net Sales	$827,152	100.0%	$834,910	100.0%	$772,843	100.0%

Net sales by customer location for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
North America	$704,367	$712,007	$655,121
Europe	96,358	100,254	101,714
Other	26,427	22,649	16,008

	$827,152	$834,910	$772,843

Property, plant and equipment, net by location at December 29, 2012 and December 31, 2011 were as follows:

	2012	2011
North America	$43,591	$41,735
Other	11,958	12,594

	$55,549	$54,329

Total assets by location at December 29, 2012 and December 31, 2011 were as follows:

	2012	2011
North America	$936,360	$943,259
Other	55,874	64,352

	$992,234	$1,007,611

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of December 29, 2012, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in forty-one suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability. The claims are complex and the alleged injury occurrences span several years. During the time period of the factual allegations, we had product liability insurance from numerous carriers. Through insurance coverage counsel, we are aggressively identifying policies, putting carriers on notice and pursuing claims coverage with many insurance carriers. With some carriers, we have initiated litigation aimed at establishing carrier obligations to pay defense costs. We expect that we will be afforded adequate coverage for defense costs and liability, if any.

Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion and three additional excess layers of our Company’s product liability coverage are written under policies expiring in January 2014.

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

(Dollars in thousands, except share amounts)

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

Our Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. Interest accrued on unrecognized tax benefits at December 29, 2012 was $522. At December 29, 2012 and December 31, 2011, there were $3,123 and $3,118 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

A reconciliation of the total gross amount of unrecognized tax benefits at December 29, 2012 and December 31, 2011 is as follows:

	2012	2011
Beginning balance	$3,357	$3,258
Additions for tax positions of the current year	—	—
Additions for tax positions of the prior year	17	99

Ending balance	$3,374	$3,357

Our Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2009 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 2001. The tax years for Riddell remain open back to 2004.

Income tax expense (benefit) consisted of the following for December 29, 2012, December 31, 2011 and January 1, 2011:

	2012	2011	2010
Current tax expense (benefit):
Federal	$(415)	$413	$(929)
State	1,228	1,560	785
Foreign	1,576	627	2,582

	2,389	2,600	2,438

Deferred tax expense (benefit):
Federal	1,454	6,215	2,898
State	(490)	934	593
Foreign	(251)	(52)	706

	713	7,097	4,197

Income tax expense	$3,102	$9,697	$6,635

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 is as follows:

	2012	2011	2010
Provision for income taxes at United States federal statutory rate of 35%	$(111)	$6,904	$5,167
State and local income taxes, net of federal income tax effect	402	1,631	803
Taxes on foreign income which differ from the United States statutory rate	1,290	(339)	(137)
Non-deductible equity compensation expense	1,767	1,227	1,202
Tax effect of other permanent items	(860)	56	372
Unrecognized tax benefits activity	5	29	544
Change in valuation allowance	160	660	—
Other	449	(471)	(1,316)

	$3,102	$9,697	$6,635

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at December 29, 2012 and December 31, 2011:

	2012	2011
Deferred income tax assets:
Receivable reserves	$3,518	$3,313
Inventory	6,803	4,736
Accrued expenses and reserves	12,122	13,881
Net operating loss carryforwards	29,596	31,821
Other	5,526	3,036

Total deferred tax assets	57,565	56,787
Deferred income tax liabilities:
Property, plant and equipment	6,873	7,263
Intangible assets	85,208	83,481

Total deferred tax liabilities	92,081	90,744

Valuation allowance	(7,333)	(7,173)

Total net deferred income tax liability	$(41,849)	$(41,130)

At December 29, 2012, our Company had estimated net operating loss carryforwards available for U.S. federal income tax purposes of approximately $75,012. Based on Internal Revenue Code Section 382 relating to changes in ownership of our Company, utilization of the net operating loss carryforwards is limited to $56,466, which is the primary reason for a valuation allowance of $6,513. These net operating loss carryforwards will begin to expire in 2021 through 2029. The additional valuation allowance established in the current year, of $160, relates to net operating losses and capital loss carryforwards in foreign jurisdictions, including Canada and Sweden, resulting in a total valuation allowance of $820 for these jurisdictions.

Our Company files a U.S. federal income tax return as a member of a U.S. consolidated group with EB Sports as the common parent. We record our provision for income taxes on a separate return basis which excludes any impact of EB Sports. As a result of filing our tax returns on a consolidated basis with EB Sports, there are additional net operating loss carryforwards that would be available to offset future income of our Company and EB Sports. To the extent these net operating losses are utilized to offset future income of our Company, a tax sharing agreement would be entered into providing that the tax benefit received by our Company ascribed to those net operating losses be recorded as either a payable to EB Sports or a contribution of capital by EB Sports to our Company.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

(Loss) income before income taxes, consisted of the following:

	2012	2011	2010
Domestic	$(3,106)	$16,475	$6,525
Foreign	2,788	3,250	8,236

(Loss) income before income taxes	$(318)	$19,725	$14,761

Our Company has cumulative undistributed earnings of non-U.S. subsidiaries of $14,857 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability of $6,186 may be required.

Cash paid for income taxes was $2,066, $3,465 and $3,362 for 2012, 2011 and 2010, respectively.

9. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of December 29, 2012, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive (Loss) Income.

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

In 2008, our Company entered an interest rate swap agreement with Wachovia Bank, N.A. The interest rate swap had an initial fixed USD LIBOR of 2.921%, and was subsequently revised to a fixed USD LIBOR of 2.811% for the period commencing October 15, 2008, through April 14, 2010 and thereafter a fixed USD LIBOR of 2.921% until the expiration of the agreement on April 15, 2011. The swap agreement was not designated as a hedge, and therefore, was recorded at fair value at each balance sheet date, with the resulting changes in fair value charged or credited to interest expense in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income each period.

The swap fair value was determined through the use of a model that considers various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 from a third party bank. As the interest rate swap expired on April 15, 2011, the fair value of the swap was zero at December 29, 2012 and December 31, 2011. During 2011, interest expense reflected $796 related to the swap and a credit of $453 related to the change in the fair value of the swap.

Our Company utilizes foreign currency exchange forward contracts to reduce our risk related to inventory purchases and foreign currency based accounts receivable. These contracts are not designated as hedges, and therefore, under current accounting standards are recorded at fair value at each balance sheet date, with the resulting change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

No foreign currency exchange contracts were in place as of December 31, 2011. The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at December 29, 2012 were as follows:

	December 29, 2012			December 31, 2011
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$11,303	Cdn $	11,193	$—	$—
U.S. Dollars / Mexican Pesos	$3,760	Mxn$	50,018	$—	$—

As of December 29, 2012, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from a third party bank, represented an asset of $147. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

The assets and liabilities measured at fair value on a recurring basis at December 29, 2012, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange forward contracts	$—	$147	$—

Liabilities:
None	$—	$—	$—

10. Equity-Based Employee Compensation

Cash Incentive Plan

On December 14, 2012, our Company adopted the Easton-Bell Sports, Inc. 2012 Cash Incentive Plan, or the CIP. Certain members of management, members of the board of directors, consultants and representatives of our Company, subsidiaries and the Parent are eligible to participate in the CIP. Payments from the CIP occur upon the occurrence of a qualified liquidity event, which include a change of control, partial sale, initial public offering or refinancing. Participants in the CIP receive various payments upon such events depending on the number of units held by that participant, type of event and total enterprise value of our Company at such time. The maximum number of units available and currently outstanding under the CIP is 21,200. The aggregate proceeds available to the holders of CIP units are determined by the type of qualified liquidity event and whether certain total enterprise value thresholds are reached. The maximum aggregate proceeds available for CIP payments is $27,723.

In order to receive units under the CIP, each prospective participant had to return to our Company any outstanding Class B Common units that were previously issued to such prospective participant pursuant to the Parent’s equity incentive plan. All units granted under the CIP will vest upon a qualified liquidity event that occurs prior to the seven-year anniversary of the effective date of the CIP. The vesting of all or any portion of the participants’ units may be accelerated at any time at the sole discretion of the board of directors of our Company. As of December 29, 2012, we have not recognized any compensation expense for the CIP as the occurrence of a qualified liquidity event is currently deemed to be improbable. As conditions change, we will assess the probability and record any such compensation costs deemed necessary in accordance with applicable accounting standards.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Equity Incentive Plan

On March 16, 2006, our Parent adopted the Equity Incentive Plan, or the Incentive Plan as amended in December 2009. On December 14, 2012, the Incentive Plan was further amended to increase the number of authorized units issuable under the Incentive Plan to 112,766,083 Units. Generally, so long as the unit holder is employed or remains a member of the board of managers of our Parent, these units vest over time (the majority of which have fully vested as of December 31, 2012) or upon achievement of certain company performance goals. Subject to certain conditions, units are also eligible to vest in the event of an initial public offering, change of control or partial sale. On December 14, 2012, our Parent, in exchange for the forfeiture of previously issued Class B Common Units, issued new Class B Common Units to certain unit holders, which, in each case, are eligible, subject to certain conditions, for distributions from our Parent in the event that certain total enterprise values are met in connection with certain qualifying transactions.

As a result of the modifications to the Incentive Plan on December 14, 2012, or the Modification, as well as adoption of the CIP, we utilized the Monte Carlo simulation pricing model, or the Monte Carlo Analysis, to determine whether additional value was granted to the unit holders upon receipt of the new Units. The Monte Carlo Analysis calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. As a result of the Modification, we recognized incremental non-cash equity compensation expense of $1,363 in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

Our Company also utilized the Monte Carlo Analysis for 7,238,477 Units granted subsequent to December 13, 2012 and calculated the weighted average fair value per Unit to be $0.33. Based on this calculation, we recognized $1,143 of additional non-cash equity compensation expense.

For Units issued prior to December 14, 2012, our Company used the Black-Scholes option pricing model to determine the fair value of the Units granted. This model uses such factors as the market price of the underlying Units at date of issuance, an exercise price of $1.32 for Units issued during fiscal years 2012, 2011 and 2010, and the expected term of the Unit, which is approximately two to four years, utilizing the simplified method. The $1.32 represents the fair market value of a Class A Common Unit of our Parent on the date the Units were granted. The weighted average grant date fair value of Units granted during 2012, 2011 and 2010 amounted to $0.30, $0.23 and $0.23, respectively.

In fiscal years 2012, 2011 and 2010, the weighted average assumptions used in the Black-Scholes Option Pricing Model were as follows:

	2012	2011	2010
Expected term	1 to 3 years	1 to 4 years	2 to 4 years
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.14 to 0.15%	0.05 to 0.17%	0.15 to 0.22%
Expected volatility(1)	44.7%	50.0%	49.4%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Our Company used a forfeiture rate of 8.3% in 2012 and 7.7% in 2011 and 2010. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of December 29, 2012, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized the following unit based non-cash compensation expense, included in selling, general and administrative expenses for its Units during 2012, 2011 and 2010:

	2012	2011	2010
Equity compensation expense	$5,048	$3,507	$3,435

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

As of December 29, 2012, there was $18,123 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units comprised of $2,476 related to time based vesting units and $15,647 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan is as follows:

Number of Units
Outstanding at December 31, 2011	105,303,237
Granted	95,410,069
Cancelled	(1,255,886)
Forfeited	(91,300,825)

Outstanding at December 29, 2012	108,156,595

Vested at December 31, 2011	48,971,258

Vested at December 29, 2012	63,638,862

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

In connection with the Refinancing on December 3, 2009, our Company distributed $2,594 to RBG, which has been recorded as a distribution to RBG in Stockholder’s Equity. In November 2012, our Company distributed $8,385 to RBG, primarily to enable EB Sports to pay interest on the New Holdco Facility.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2012, 2011 and 2010, Easton paid approximately $1,191, $1,186 and $1,152, respectively, in rent pursuant to such affiliate leases.

On December 14, 2012, our Company entered into an amended and restated consulting agreement with Terry Lee, a member of our board of directors. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services. In exchange for his services, Mr. Lee is entitled to an annual compensation of $200. The term of Mr. Lee’s consulting agreement continues until the agreement is terminated. On February 13, 2013, Mr. Lee was appointed as Executive Chairman and Chief Executive Officer of our Company to fill the vacancy resulting from the resignation of our former President and Chief Executive Officer, Paul Harrington. As of March 28, 2013, the terms of Mr. Lee’s employment agreement are being finalized.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis for 2012 and 2011. In addition, condensed consolidating financial statements for the results of operations and cash flows for 2010 are presented. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the following presentation.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Condensed Consolidating Balance Sheet

December 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,664	$9,244	$29,944	$—	$40,852
Accounts receivable, net	—	204,654	23,547	—	228,201
Inventories, net	—	125,049	16,667	—	141,716
Prepaid expenses	2,955	2,307	900	—	6,162
Deferred taxes	—	20,777	—	—	20,777
Other current assets	—	10,313	2,870	—	13,183

Total current assets	4,619	372,344	73,928	—	450,891

Property, plant and equipment, net	25,006	28,887	1,656	—	55,549
Deferred financing fees, net	9,964	—	—	—	9,964
Investments and intercompany receivables	362,081	82,642	72,307	(517,030)	—
Intangible assets, net	—	260,580	5,318	—	265,898
Goodwill	16,195	187,311	5,191	—	208,697
Other assets	—	1,100	135	—	1,235

Total assets	$417,865	$932,864	$158,535	$(517,030)	$992,234

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$35,000	$—	$—	$—	$35,000
Current portion of capital lease obligations	—	28	—	—	28
Accounts payable	—	74,468	3,876	—	78,344
Accrued expenses	8,350	50,591	4,907	—	63,848

Total current liabilities	43,350	125,087	8,783	—	177,220

Long-term debt, less current portion	347,224	—	—	—	347,224
Capital lease obligations, less current portion	—	24	—	—	24
Deferred taxes	—	62,626	—	—	62,626
Other noncurrent liabilities	—	14,208	7,433	—	21,641
Long-term intercompany payables	—	412,844	64,792	(477,636)	—

Total liabilities	390,574	614,789	81,008	(477,636)	608,735

Total stockholder’s equity	27,291	318,075	77,527	(39,394)	383,499

Total liabilities and stockholder’s equity	$417,865	$932,864	$158,535	$(517,030)	$992,234

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Fiscal Year Ended December 29, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$799,539	$75,354	$(47,741)	$827,152
Cost of sales	—	529,689	62,743	(47,741)	544,691

Gross profit	—	269,850	12,611	—	282,461
Selling, general and administrative expenses	48,965	171,322	9,464	—	229,751
Amortization of intangibles	—	10,394	—	—	10,394

(Loss) income from operations	(48,965)	88,134	3,147	—	42,316
Interest expense, net	40,064	2,524	46	—	42,634
Share of net income (loss) of subsidiaries under equity method	85,609	3,003	—	(88,612)	—

(Loss) income before income taxes	(3,420)	88,613	3,101	(88,612)	(318)
Income tax expense	—	3,004	98	—	3,102

Net (loss) income	(3,420)	85,609	3,003	(88,612)	(3,420)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	631	—	631

Comprehensive (loss) income	$(3,420)	$85,609	$3,634	$(88,612)	$(2,789)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$805,009	$83,603	$(53,702)	$834,910
Cost of sales	—	534,410	70,701	(53,702)	551,409

Gross profit	—	270,599	12,902	—	283,501
Selling, general and administrative expenses	42,264	158,896	10,132	—	211,292
Amortization of intangibles	—	9,612	—	—	9,612

(Loss) income from operations	(42,264)	102,091	2,770	—	62,597
Interest expense, net	40,797	2,060	15	—	42,872
Share of net income (loss) of subsidiaries under equity method	93,089	1,863	—	(94,952)	—

Income (loss) before income taxes	10,028	101,894	2,755	(94,952)	19,725
Income tax expense	—	8,805	892	—	9,697

Net income (loss)	10,028	93,089	1,863	(94,952)	10,028
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,548)	—	(1,548)

Comprehensive income	$10,028	$93,089	$315	$(94,952)	$8,480

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Year Ended January 1, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$719,238	$87,938	$(34,333)	$772,843
Cost of sales	—	475,073	69,706	(34,333)	510,446

Gross profit	—	244,165	18,232	—	262,397
Selling, general and administrative expenses	41,935	139,290	10,078	—	191,303
Amortization of intangibles	—	11,765	—	—	11,765

(Loss) income from operations	(41,935)	93,110	8,154	—	59,329
Interest expense, net	43,445	1,121	2	—	44,568
Share of net income (loss) of subsidiaries under equity method	93,506	5,364	—	(98,870)	—

Income (loss) before income taxes	8,126	97,353	8,152	(98,870)	14,761
Income tax expense	—	3,847	2,788	—	6,635

Net income (loss)	8,126	93,506	5,364	(98,870)	8,126
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,240	—	2,240

Comprehensive income	$8,126	$93,506	$7,604	$(98,870)	$10,366

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,420)	$85,609	$3,003	$(88,612)	$(3,420)
Non-cash adjustments	31,786	(87,851)	8,419	88,612	40,966
Changes in operating assets and liabilities, net of effects from purchase of business	(3,128)	19,211	(1,752)	—	14,331

Net cash provided by operating activities	25,238	16,969	9,670	—	51,877
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,886)	(9,862)	(1,421)	—	(22,169)
Purchase of intellectual property	—	(2,500)	—	—	(2,500)
Purchase of business, net of cash acquired	—	(1,150)	—	—	(1,150)

Net cash used in investing activities	(10,886)	(13,512)	(1,421)	—	(25,819)
Cash flows from financing activities:
Payments on capital lease obligations	—	(26)	—	—	(26)
Payments on revolving credit facility, net	(7,000)	—	—	—	(7,000)
Distribution to RBG	(8,385)	—	—	—	(8,385)

Net cash used in financing activities	(15,385)	(26)	—	—	(15,411)
Effect of exchange rate changes on cash and cash equivalents	—	—	700	—	700

Net change in cash and cash equivalents	(1,033)	3,431	8,949	—	11,347
Cash and cash equivalents, beginning of year	2,697	5,813	20,995	—	29,505

Cash and cash equivalents, end of year	$1,664	$9,244	$29,944	$—	$40,852

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,028	$93,089	$1,863	$(94,952)	$10,028
Non-cash adjustments	1,839	(53,904)	930	94,952	43,817
Changes in operating assets and liabilities, net of effects from purchase of businesses	(733)	(27,445)	4,085	—	(24,093)

Net cash provided by operating activities	11,134	11,740	6,878	—	29,752
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,243)	(11,077)	(478)	—	(23,798)
Purchase of businesses, net of cash acquired	—	(1,875)	—	—	(1,875)

Net cash used in investing activities	(12,243)	(12,952)	(478)	—	(25,673)
Cash flows from financing activities:
Payments on capital lease obligations	—	(24)	—	—	(24)
Proceeds on revolving credit facility, net	3,107	—	—	—	3,107
Payments on debt issuance costs	(1,282)	—	—	—	(1,282)

Net cash used in financing activities	1,825	(24)	—	—	1,801
Effect of exchange rate changes on cash and cash equivalents	—	—	(399)	—	(399)

Net change in cash and cash equivalents	716	(1,236)	6,001	—	5,481
Cash and cash equivalents, beginning of year	1,981	7,049	14,994	—	24,024

Cash and cash equivalents, end of year	$2,697	$5,813	$20,995	$—	$29,505

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share amounts)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 1, 2011

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

At December 29, 2012, the end of the period covered by this annual report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 29, 2012, our internal control over financial reporting was effective.

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

Name	Age	Position
James L. Easton	77	Chairman
Terry G. Lee	64	Executive Chairman, Chief Executive Officer and Director
Timothy P. Mayhew	45	President, Chief Operating Officer and Director
Mark A. Tripp	54	Chief Financial Officer, Senior Vice President of Finance, Treasurer and Secretary
Daniel J. Arment	52	President of Riddell Sports
Greg Shapleigh	44	Executive Vice President and General Manager of Giro/Easton Cycling
Jackelyn E. Werblo	59	Senior Vice President of Human Resources
Hugh J. Hamill	58	Executive Vice President for Product Creation and Global Manufacturing
Thomas T. Merrigan	62	Executive Vice President and General Counsel
Jessica L. Klodnicki	39	Executive Vice President and General Manager of Bell/Blackburn
William L. Beane III	50	Director
Andrew J. Claerhout	41	Director
Peter D. Lamm	61	Director
David A. Perdue	63	Director
James C. Shillito	34	Director
Peter V. Ueberroth	75	Director
Richard E. Wenz	63	Director
Michael J. Wilskey	56	Director

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

Terry G. Lee has served as our Executive Chairman and Chief Executive Officer since February 2013 and has served as one of our directors since 2004. Mr. Lee also serves as Executive Chairman of Bell Automotive Products, Inc. and is a Managing Director and co-founder of Hayden Capital Investments, LLC. In 1984, Mr. Lee and a partner acquired Bell Sports, Inc. and Mr. Lee served as Chairman and Chief Executive Officer of Bell from 1989 to 1998 and as Interim Chief Executive Officer in 2000. From 1998 to 2004, Mr. Lee served as Chairman of Bell. Prior to joining Bell, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where he began his career in sales and distribution and ultimately served as Senior Vice President of Sales before departing in 1983. Mr. Lee previously served as a Director of Jurlique International Pty Ltd., which was acquired by POLA Orbis.

Timothy P. Mayhew has served as our President and Chief Operating Officer since February 2013 and has served as one of our directors since 2004. Prior to joining our Company, Mr. Mayhew was a Managing Director of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. Mr. Mayhew is a board member of Thismoment (a social media company) and American Achievement Corporation. Previously, he served as Chairman of 1-800 Contacts and was a board member for Fastfrate Holdings, Inc., Panther Expedited Services, RoadLink Inc. and Targus Group International, Inc.

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

Gregory B. Shapleigh has served as our Executive Vice President and General Manager of Giro/Easton Cycling since February 2013. Since 2000, Mr. Shapleigh has held numerous positions at our Company including Senior Vice President of Product and Brand Marketing for the Giro and Easton brands, and Senior Vice President of Marketing and Product Development for the Specialty Retail Division. During this time, he has led several new business initiatives including the Giro brand’s expansion into snowsports helmets, goggles, and cycling footwear and apparel. From 1999 to 2000, Mr. Shapleigh was employed by The North Face where he was part of the team that introduced that brand’s footwear product line.

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

Hugh J. Hamill has served as our Executive Vice President since March 2013. Prior to that time, Mr. Hamill served as our Senior Vice President for Global Manufacturing since January 2012 and as our Senior Vice President for Product Creation since December 2010. Previously, Mr. Hamill served as our Senior Vice President for Asia Operations from September 2009 to December 2010. From January 2006 to July 2009, he served as Senior Vice President for Reebok Brand Operations (Footwear, Apparel and Advanced Concepts). From October 2004 to January 2006, he served as Senior Vice President for Reebok Development and Manufacturing of footwear. Starting in 1987, his 22 year career at Reebok also included various positions in development and manufacturing with assignments in Korea, Indonesia and Hong Kong.

Thomas T. Merrigan has served as our Executive Vice President and General Counsel since July 2010. Since 2002, Mr. Merrigan has been a law partner of the firm Rawson, Merrigan & Litner, LLP. Previously, Mr. Merrigan served in Massachusetts as First Justice in the Orange District Court, from 1992 to 2002, and as an Associate Justice of the Appellate Division of the District Court from 1994 to 2002. Mr. Merrigan is a trained mediator with certificates from the National Justice College, the Harvard Law School Negotiation Project, Program of Instruction for Lawyers and the MIT-Harvard Public Disputes Program. Mr. Merrigan has received education certificates in Advanced Legal Studies in Intellectual Property from Suffolk Law School and in Intellectual Property and Business Strategy from the Harvard Business School.

Jessica L. Klodnicki has served as our Executive Vice President and General Manager of Bell/Blackburn since February 2013. Ms. Klodnicki joined our Company in February 2012 as Senior Vice President of Brand and Product Marketing of Bell/Blackburn. Prior to joining our Company, she was the Vice President of Brand Marketing and Management at Mizuno USA from 2010 to 2012, spearheading the development of the brand management function across golf, running, baseball, softball and volleyball. From 2004 to 2010, Ms. Klodnicki was at Newell Rubbermaid in various capacities including Global Vice President of Marketing for the Fine Writing and Luxury Accessories Business Unit (Parker, Waterman and Rotring brands). She spent her early career from 1995 to 2004 with infant products company Kids II in various brand and product marketing roles, including serving as the Vice President of Marketing for its portfolio of owned and licensed brands – Bright Starts, Carter’s and Disney. Ms. Klodnicki currently serves on the board of directors for the non-profit industry organization, Bikes Belong.

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

Andrew J. Claerhout has been one of our directors since May 2009. Mr. Claerhout is a Vice President of Teachers’ Private Capital or TPC, the private equity arm of Ontario Teachers’ Pension Plan. Mr. Claerhout joined TPC in 2005 after working previously at EdgeStone Capital Partners, Pacific Equity Partners and Bain & Company. He also sits on the boards of Alliance Laundry Systems, Dematic, Exal Corporation, General Nutrition Centers, Inc., and Munchkin Inc. Mr. Claerhout previously served on the Board of Directors of Alexander Forbes Limited, National Bedding (Serta) and Simmons Bedding Co.

Peter D. Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Lamm co-founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Mr. Lamm serves on the boards of Fastfrate Holdings, Inc., Preferred Freezer Services, LLC and Roadlink, Inc., and is also a board member and Vice Chairman of the United States Fund for UNICEF. Mr. Lamm previously served on the Board of Directors of 1-800 Contacts, Inc., American Achievement Corporation, and Panther Expedited Services, Inc.

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

James C. Shillito joined our board of directors in March 2013. Mr. Shillito is a Principal with Fenway Consulting Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Shillito joined Fenway in July 2006, after working as a Financial Analyst at hedge fund Maverick Capital. Prior to Maverick, Mr. Shillito was an Associate at Dresdner Kleinwort Wasserstein where he advised on a variety of merger and acquisition transactions in the retail sector. He also serves as a board member of Fastfrate Holdings, Inc.

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

Richard E. Wenz joined our board of directors in July 2006 and serves as the Chairman of the Audit Committee. Mr. Wenz is a consultant and private investor. Mr. Wenz served as Chief Executive Officer of Jenny Craig International from 2002 to 2003. During 2000 to 2003, Mr. Wenz also was an operating affiliate of DB Capital Partners, LLC, the private equity investment group of Deutsche Bank A.G. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions with Professional Golf Corporation, Electrolux Corporation, The Regina Company and Wilson Sporting Goods Company. Mr. Wenz began his career in 1971 with Arthur Young & Co. (predecessor of Ernst & Young LLP) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant and he currently serves on the Board of Directors of Armstrong World Industries, Summer Infant Company, Baby Jogger Inc. and Pet Supplies Plus, Inc.

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

Overview of Compensation and Process

Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our Parent, unit awards under the Cash Incentive Plan where proceeds are determined by the type of qualified liquidity event, 401(k) plan participation, medical, disability, life insurance, a voluntary nonqualified deferred compensation plan and miscellaneous fringe benefits and other perquisites. Our compensation committee, or the Committee, consists of Messrs. Easton, Mayhew, Claerhout and Perdue. It generally meets early in the fiscal year to formally approve the annual incentive plans. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally in February of each year. In addition, the Committee annually or more frequently as deemed necessary, reviews and considers merit increases and additive equity awards for key executives.

As part of this annual review, the history of all the elements of each executive’s total compensation over each of the past three years is evaluated and compared to the compensation of other executive officers in an appropriate market comparison group. Typically, our chief executive officer makes compensation recommendations to the Committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The Committee considers and then determines, any annual compensation changes with respect to the Chief Executive Officer. Paul E. Harrington, our former President and Chief Executive Officer, was not present at the meeting when his compensation was discussed by the Committee. The Committee has the right to set the applicable compensation, taking into account any such recommendations as it sees fit.

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

The management incentive plan is designed to reward our executives for the achievement of shorter-term financial goals, principally EBITDA (as reported to our lenders) and working capital. It is our general philosophy that management be rewarded for their performance as a team in the attainment of these goals, but that individual performance be accounted for as well. Thus, executive bonuses may be adjusted if individual performance has been less than expected or required. The Committee also reserves the right to award discretionary payments based on superior individual performance. We believe that this is important to aligning our executive officers and promoting teamwork among them and also in maintaining each executive’s personal commitment to delivering superior results.

Equity Incentives

A significant goal of our compensation is to afford our executives an opportunity to participate in our performance through direct equity interests in our ultimate Parent, Easton-Bell Sports, LLC. We accomplish this goal, from time to time, by giving certain qualifying executives the right to purchase certain securities of our Parent directly or by making grants of Class B Common Units of our Parent to managers, directors, employees, consultants or advisers pursuant to the terms of our Parent’s Incentive Plan.

Direct Investment

In August and December 2009, we provided certain existing investors of our Parent, including certain members of management, the opportunity to invest cash in our Parent and EB Sports by purchasing Class C Common Units of our Parent and shares of Series A Preferred Stock of EB Sports. Class C Common Units represent limited liability company membership interests in our Parent.

Incentive Plans

On December 14, 2012, our Company adopted the Easton-Bell Sports, Inc. 2012 Cash Incentive Plan or the CIP. Certain members of management, members of the board of directors, consultants and representatives of our Company, subsidiaries and the Parent are eligible to participate in the CIP. Payments from the CIP occur upon the occurrence of a qualified liquidity event, which may include a change of control, partial sale, initial public offering or refinancing.

On March 16, 2006 our Parent adopted the Incentive Plan. The purpose of the Incentive Plan is to advance the interests of our Parent to attract and retain managers, directors, employees, consultants or advisers who are in a position to make significant contributions to the success of our Parent and to encourage such persons to take into account the long-term interests of our Parent, us and our subsidiaries. On December 14, 2012, the Incentive Plan was amended to increase the number of authorized Units issuable under the Incentive Plan to 112,766,083 Units.

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

The board of managers of our Parent, its designees, and the compensation committee of the board of managers of our Parent serve as the administrator of the Incentive Plan. The administrator of the Incentive Plan has the authority, in its sole discretion, to select participants to receive awards, to determine the time of receipt, the number of Class B Common Units subject to each award and to establish any other terms, conditions and provisions of the awards under the Incentive Plan. The awards granted under the Incentive Plan will vest at such time or times as the administrator of the Incentive Plan may determine and the administrator of the Incentive Plan may accelerate the vesting of any award at any time. Although the terms of individual grants vary, generally, time vesting occurs over a four-year period measured from the date of the grant, and performance vesting is based on achievement of certain Company performance goals (including certain EBITDA thresholds) for 2012. Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control.

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

Perquisites

We limit the perquisites that we make available to our executive officers. Our executives are entitled to few benefits that are not otherwise available to all of our employees. The benefits available to certain members of the Executive Management team is an insured supplemental medical benefits program that reimburses executives for certain medical expenses not otherwise paid through the group medical plan and a supplemental insured long term disability policy that normalizes coverage not available to executives through our Company’s group plan. In addition, certain executive officers are provided with an auto allowance and some executives receive a housing/geographic allowance based upon their location.

Post-Employment Compensation

We do not provide post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. Currently, we contribute to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Most of our executive officers participated in our 401(k) plan during fiscal 2012 and received matching contributions.

Deferred Compensation Plan

In November 2012, our Company established a deferred compensation savings plan which is a non-qualified benefit plan for certain executives of our Company. Participants can defer up to 50% of their pre-tax base salary and up to 100% of their annual bonus into participant directed funds.

Specific Compensation of Named Executive Officers

The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of Paul E. Harrington, Chief Executive Officer, Mark A. Tripp, Chief Financial Officer and the three most-highly compensated individuals serving as executive officers at the end of 2012 (which includes Donna L. Flood, President of Giro and Easton Cycling and Chief Operations Officer, Daniel J. Arment, President of Riddell Sports and Christopher Zimmerman, President of Easton Sports).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(6)	All Other Compensation	Total ($)
Paul E. Harrington,	2012	$806,251	$—	$938,861	$379,558	$2,124,670
Chief Executive Officer(1)	2011	750,000	1,000,000	1,053,788	378,113	3,181,901
	2010	709,616	1,000,000	1,053,788	379,997	3,143,401
Mark A. Tripp,	2012	347,862	100,000	190,918	18,963	657,743
Chief Financial Officer(2)	2011	336,261	230,000	108,183	18,713	693,157
	2010	316,875	195,000	141,724	10,132	663,731
Donna L. Flood,	2012	398,284	150,000	239,461	228,148	1,015,893
President of Giro and Easton	2011	352,975	240,000	146,858	213,408	953,241
Cycling and Chief Operations Officer(3)	2010	335,712	258,750	146,858	206,274	947,594
Daniel J. Arment,	2012	370,470	310,000	226,309	109,038	1,015,817
President of Riddell Sports(4)	2011	352,975	240,000	154,021	82,082	829,078
	2010	335,712	291,741	152,861	5,669	785,983
Christopher Zimmerman,	2012	469,030	—	316,151	215,706	1,000,887
President of Easton Sports(5)	2011	450,000	210,000	218,620	210,379	1,088,999
	2010	375,000	185,000	218,620	598,911	1,377,531

(1)	For 2012, all other compensation for Mr. Harrington includes $180,000 for housing allowance and related taxes paid of $164,696, $30,000 for auto allowance and the remainder for medical expenses and life insurance and disability insurance premiums. On February 13, 2013, Mr. Harrington resigned from his position as President and Chief Executive Officer.
(2)	For 2012, all other compensation for Mr. Tripp includes $9,600 for auto allowance, $7,500 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums.
(3)	For 2012, all other compensation for Ms. Flood includes $96,000 for housing allowance and related taxes paid of $84,045, $18,000 for auto allowance, $7,500 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums. On February 13, 2013, Ms. Flood resigned from her position as President of Giro and Easton Cycling and Chief Operations Officer.
(4)	For 2012, all other compensation for Mr. Arment includes $61,250 for housing allowance and related taxes paid of $21,238, $9,600 for auto allowance, $7,500 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums.
(5)	Mr. Zimmerman’s employment with us began on March 1, 2010. For 2010, his salary reflects earned amounts after the commencement of employment. For 2012, all other compensation for Mr. Zimmerman includes $96,000 for housing allowance and related taxes paid of $86,683, $18,000 for auto allowance, $7,500 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums. On March 15, 2013, Mr. Zimmerman resigned from his position as President of Easton Sports.

(6)	For all named executive officers, unit awards include the Class B Common Units of our Parent granted to such officer under our Parent’s Incentive Plan. The amounts set forth in the table reflect the amounts reported for financial statement reporting purposes for the respective fiscal year. The assumptions made in establishing such amounts are more fully described in Note 10 to the Audited Consolidated Financial Statements included in Item 8 of this annual report.

Outstanding Equity Awards at Fiscal Year-End

	Unit Awards
	Total Number of Units Outstanding (1)	Number of Units (#) Unvested (2)	Unit Base Price ($)(3)	Unit Vesting Date (4)
Paul E. Harrington	4,426,545.85	—	$1.3218	—
	21,394,722.05	10,697,361.02	$1.3218	—
Mark A. Tripp	725,987.95	—	$1.3218	—
	4,438,265.63	2,219,132.82	$1.3218	—
Donna L. Flood	6,024,962.51	3,012,481.25	$1.3218	—
Daniel J. Arment	720,000.00	—	$1.3218	—
	4,444,253.65	2,222,126.82	$1.3218	—
Christopher Zimmerman	6,885,671.44	4,303,544.65	$1.3218	12/31/2013

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.
(2)	Total number of unvested Class B Common Units as of December 29, 2012. These Class B Common Units consist of a portion of the Units that vest over time, and a portion of the Units that vest if certain performance conditions are met.
(3)	Represents the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder, some of which were amended in December 2009 to effect, among other things, a reduction in the applicable distribution threshold.
(4)	Date on which 100% of time based units will have vested. Generally, time based units vest evenly on an annual basis over a 4 year period (in increments of 25% per year).

Vested Equity Awards at Fiscal Year-End

	Vested Unit Awards
Name	Number of Units (#) Vested (1)	Cumulative Value Expensed through Fiscal 2012 (2)
Paul E. Harrington	15,123,906.88	$4,634,985
Mark A. Tripp	2,945,120.76	$1,168,748
Donna L. Flood	3,012,481.26	$680,035
Daniel J. Arment	2,942,126.83	$745,469
Christopher Zimmerman	2,582,126.79	$753,391

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan that have time vested prior to December 29, 2012.
(2)	Cumulative expense recognized through December 29, 2012 as compensation expense computed.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawls/ Distributions	Aggregate Balance at Last FY
Mark A. Tripp	$13,470	$—	$205	$—	$13,675
Christopher Zimmerman	6,923	—	87	—	7,010

Employment Arrangements and Payments Upon Termination or Change of Control

Set forth below is a brief description of the employment agreements that we have with our named executive officers.

Paul E. Harrington entered into an employment agreement with us as of March 5, 2008 and resigned as chief executive officer on February 13, 2013, the Resignation Date. Mr. Harrington entered into a Post-Employment Compensation Agreement, which summarized the payments and benefits he earned following the termination of his employment. Specifically, our Company shall pay Mr. Harrington one twelfth of $825,000 per month through March 31, 2016 commencing within seventy-four days of the Resignation Date. Our Company paid Mr. Harrington an $825,000 bonus in March 2013, and on the next regular payroll date following March 1, 2014 and on the next regular payroll date following March 1, 2015, our Company shall pay Mr. Harrington additional bonus amounts of $825,000. Our Company will be paying Mr. Harrington and his eligible dependents’ full premium cost for health and dental plan coverage until the earliest of (A) the expiration of eighteen months past the resignation date, (B) the date that Mr. Harrington becomes eligible for participation in health and dental plans of another employer, or (C) the date that Mr. Harrington ceases to be eligible for participation under our Company’s health and dental plans under COBRA. Within 60 days of the Resignation Date, our Company will pay Mr. Harrington a housing allowance equal to $15,000 plus a gross-up for state and federal income tax liability per month until March 31, 2014.

All of Mr. Harrington’s Series A Preferred Shares are to be repurchased by EB Sports for an aggregate repurchase price of $714,760.58. All of Mr. Harrington’s vested Class B Common Units and Class C Common Units are to be repurchased by Parent for an aggregate repurchase price of $25,800. The 5,000 units granted to Mr. Harrington pursuant to the CIP shall be subject to the provisions of the CIP. Mr. Harrington’s CIP units vest upon a Qualified Liquidity Event (as defined in the CIP, including a change in control) that occurs prior to the seven-year anniversary of December 14, 2012.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on December 29, 2012 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$787,500
Mr. Tripp terminates for Good Reason	$787,500
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$787,500

If a change of control (as defined in Mr. Tripp’s Class B Common Unit certificate) of our Parent should occur and Mr. Tripp is continuously employed with us at the time of the change of control, then 100% of Mr. Tripp’s Class B Common Units shall accelerate and immediately vest. If a partial sale (as defined in Mr. Tripp’s Class B Common Units certificate) of our Parent should occur and Mr. Tripp is either (a) continuously employed by the subsidiary sold in such partial sale or (b) continuously employed in a position primarily related to the assets being sold in such partial sale, then 100% of Mr. Tripp’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Tripp for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Tripp’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Tripp has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (1) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (2) Mr. Tripp is terminated other than for cause or he elects to terminate for good reason and (3) Mr. Tripp exercises his put option within 120 days of the date of termination. If we terminate Mr. Tripp for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Mr. Tripp under COBRA) are conditioned on Mr. Tripp’s timely delivery of an effective release of claims to us, as well as Mr. Tripp’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Donna L. Flood entered into an employment agreement with us as of November 10, 2008, which was amended on April 13, 2010, and resigned as President of Giro and Easton Cycling and Chief Operations Officer on February 13, 2013, the Resignation Date. Ms. Flood entered into a Post-Employment Compensation Agreement, which summarized the payments and benefits she earned following the termination of her employment. Specifically, our Company shall pay Ms. Flood a bonus for 2013 fiscal year payable within sixty days after the Resignation Date and a bonus equal to $150,000 for the 2012 fiscal year. Our Company shall also pay one twelfth of $400,000 per month for a period of eighteen months following the Resignation Date, commencing on the sixtieth day immediately following the Resignation Date. Our Company will be paying Ms. Flood’s full premium cost for health and dental plans until the earliest to occur of (A) the expiration of eighteen months following the Resignation Date, (B) the date Ms. Flood becomes eligible for participation in health and dental plans of another employer or (C) the date Ms. Flood ceases to be eligible for participation under our Company’s health and dental plans under COBRA. Starting on the sixtieth day after the Resignation Date, our Company will pay Ms. Flood a housing allowance equal to $8,000 plus a gross-up for state and federal income tax liability per month until January 31, 2014.

All of Ms. Flood’s Series A Preferred Shares are to be repurchased by EB Sports Corp. for an aggregate repurchase price of $172,821.76. All of Ms. Flood’s vested Class B Common Units and Class C Common Units are to be repurchased by Parent for an aggregate repurchase price of $6,450.13. The 2,000 units granted to Ms. Flood pursuant to the CIP shall be subject to the provisions of the CIP. Ms. Flood’s CIP units vest upon a Qualified Liquidity Event (as defined in the CIP, including a change in control) that occurs prior to the seven-year anniversary of December 14, 2012.

Daniel J. Arment entered into an employment agreement with us as of October 22, 2010. Mr. Arment’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Arment will be entitled to any accrued and unpaid base salary through the date of termination, pay at his base salary rate for any earned but unused vacation for the fiscal year immediately preceding the date of termination, and any amounts owing but not paid for any annual bonus earned and reimbursements of certain expenses. If we terminate Mr. Arment without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Arment monthly payments equal to one-twelfth of his annual base salary for 18 months (with an expected modification to 24 months) immediately following the date of termination;

(2) pay Mr. Arment an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs and subject to increase by our board of directors; and

(3) pay or reimburse the premium cost for participation by Mr. Arment and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (1) the expiration of the 18 months (with an expected modification to 24 months) following the date of termination, (2) the date Mr. Arment becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Arment is no longer eligible for continuation of participation under COBRA.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Arment under each triggering event scenario as if it had occurred on December 29, 2012 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$1,031,250
Mr. Arment terminates for Good Reason	$1,031,250
Mr. Arment terminates other than for Good Reason	—
Termination following a Change of Control	$1,031,250

If a change of control (as defined in Mr. Arment’s Class B Common Unit certificate) of our Parent should occur, then up to 100% of Mr. Arment’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Arment for reasons other than for cause, then all unvested Class B Common Units of our Parent shall expire and terminate on the date of termination. Upon termination, our Parent shall have the right to call up to 100% of Mr. Arment’s vested Class B Common Units of our Parent at the fair market value on the date of termination, provided that such call right is exercised within 90 days from the date of termination. In accordance with our Parent’s LLC Agreement, Mr. Arment has the right to put his vested Class B Common Units to our Parent at 75% of fair market value, provided that (1) our EBITDA and target growth rate of EBITDA exceed certain thresholds, (2) Mr. Arment is terminated other than for cause or he elects to terminate for good reason and (3) Mr. Arment exercises his put option within 120 days of the date of termination. If we terminate Mr. Arment for cause, all of his Class B Common Units shall expire and terminate on the date of termination, whether vested or not.

All payments and benefits, (except for the participation rights provided to Mr. Arment under COBRA) are conditioned on Mr. Arment’s timely delivery of an effective release of claims and assignment of certain intellectual property to us, as well as Mr. Arment’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Christopher Zimmerman entered into an employment agreement with us as of March 1, 2010 and as part of his release from our Company, Mr. Zimmerman was allowed to resign from his position as President of Easton Sports on March 15, 2013, or the Termination Date. The employment agreement provided, among other things, for a base salary, subject to annual review, and an annual bonus as determined by our board of directors or compensation committee; and equity interest compensation as determined by the board of managers of Easton-Bell Sports, LLC.

Since Mr. Zimmerman’s termination from our Company was for reasons other than for cause, Mr. Zimmerman’s employment agreement provides, subject to the conditions set forth below, that we will:

(1) provide Mr. Zimmerman monthly payments equal to one-twelfth of his base salary of $450,000 for 18 months immediately following the Termination Date;

(2) pay Mr. Zimmerman any earned annual bonus of up to 75% of base salary for 2013, payable in a single lump sum, pro-rated for fiscal year 2013 and subject to approval by our board of directors; and

(3) pay or reimburse the premium cost for participation by Mr. Zimmerman and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (i) the expiration of the 18 months immediately following the Termination Date or (ii) the date Mr. Zimmerman becomes eligible for participation in the health and/or dental plan of a new employer or (iii) the date Mr. Zimmerman is no longer eligible for continuation of participation under COBRA.

Since Mr. Zimmerman’s termination from our Company was for reasons other than for cause, all unvested Class B Common Units of our Parent expired and terminated on the Termination Date. Our Parent shall have the right to call up to 100% of Mr. Zimmerman’s vested Class B Common Units of our Parent at the fair market value on the Termination Date, provided that such call right is exercised within 90 days from the Termination Date.

The 500 units granted to Mr. Zimmerman pursuant to the CIP shall be subject to the provisions of the CIP. Mr. Zimmerman’s CIP units vest upon a Qualified Liquidity Event (as defined in the CIP, including a change in control) that occurs prior to the seven-year anniversary of December 14, 2012.

All payments and benefits, (except for the participation rights provided to Mr. Zimmerman under COBRA) are conditioned on Mr. Zimmerman’s timely delivery of an effective release of claims and assignment of certain intellectual property to us, as well as Mr. Zimmerman’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the Termination Date.

Specific Compensation of Directors

Except as set forth below, the members of our board of directors and the board of managers of our Parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our Parent may be granted Class B Common Units of our Parent pursuant to awards made under the Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended December 29, 2012 as well as other compensation paid to our directors is set forth in the table below.

Director Compensation

Name(1)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
James L. Easton	—	—	—
Paul E. Harrington(2)	—	—	—
William L. Beane III	$68,794	—	$68,794
Andrew J. Claerhout	—	—	—
Peter D. Lamm	—	—	—
Terry G. Lee	1,168,200	$150,000	1,318,200
Timothy P. Mayhew	—	—	—
David A. Perdue	84,097	50,000	134,097
James C. Shillito	—	—	—
Peter V. Ueberroth	68,794	—	68,794
Richard E. Wenz	137,589	50,000	187,589
Michael J. Wilskey	—	365,000	365,000

(1)	Mr. Lee and Mr. Wilskey received $150,000 and $265,000, respectively, pursuant to consulting agreements with us. Mr. Wilskey also received an additional bonus of $100,000. Mr. Perdue received $50,000 as a board member and compensation committee member and Mr. Wenz received $50,000 as a board member and the Chair of the Audit Committee.
(2)	As noted above, Mr. Harrington also served as a director of our Company and as a member of the board of managers of our Parent. All of Mr. Harrington’s compensation, including for services as a director, is reflected in the summary compensation table above and therefore has been omitted from this table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports Corp. and all of EB Sports Corp.’s outstanding shares of common stock are held directly by our Parent. The following table provides certain information as of March 28, 2013 with respect to the beneficial ownership of the membership interests of our Parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our Parent and shares of Series A Preferred Stock of EB Sports, (ii) each of the members of our board of directors and the board of managers of our Parent and (iii) each of our named executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	EB Sports Corp.		Easton-Bell Sports, LLC
	Series A Preferred Stock (1)	Percentage Ownership Interest in Series A Preferred Stock (2)	Class A Common Units(3)	Percentage Ownership Interest in Class A Units	Class B Common Units(4)	Percentage Ownership Interest in Class B Units(5)	Class C Common Units(6)	Percentage Ownership Interest in Class C Units(7)
Fenway Partners, LLC(8)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Ontario Teachers’ Pension Plan Board(9)	28,385.788	23.2%	47,621,270.834	22.9%	—	—	44,640,154.395	23.2%
York Street Capital Partners, LLC(10)	7,238.856	5.9%	12,271,099.273	5.9%	—	—	11,383,865.730	5.9%
James L. Easton Living Trust(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Westerkirk Alberta Inc.(12)	8,162.079	6.7%	1,724,038.508	*	—	—	12,899,170.890	6.7%
Paul E. Harrington	392.270	*	—	—	25,821,267.898	22.9%	600,000.000	*
Mark A. Tripp	101.179	*	58,359.401	*	5,164,253.580	4.6%	155,632.920	*
Donna L. Flood	94.847	*	—	—	6,024,962.510	5.3%	150,000.000	*
Daniel J. Arment	51.359	*	61,153.768	*	5,164,253.650	4.6%	80,902.635	*
Christopher Zimmerman	—	—	—	—	6,885,671.440	6.1%	—	—
James L. Easton(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Peter V. Ueberroth(13)	—	—	—	—	881,556.000	*	—	—
Andrew Claerhout(14)	28,385.788	23.2%	47,621,270.834	22.9%	—	—	44,640,154.395	23.2%
Terry G. Lee(15)	67.271	*	114,035.208	*	7,238,477.366	6.4%	105,790.155	*
William L. Beane III(16)	—	—	—	—	881,556.000	*	—	—
Peter D. Lamm(17)	66,176.674	54.1%	111,020,957.500	53.5%	—	—	104,070,987.270	54.1%
Timothy P. Mayhew	—	—	—	—	1,046,209.017	*	—	—
Richard E. Wenz(18)	—	—	—	—	1,763,112.000	1.6%	—	—
David A. Perdue (19)	—	—	—	—	881,556.000	*	—	—
James C. Shillito (17)	—	—	—	—	—	—	—	—
Michael J. Wilskey (20)	—	—	—	—	—	—	—	—
All directors and executive officers as a group(21)	99,221.364	81.1%	170,607,618.225	82.2%	74,945,533.929	66.5%	155,991,978.570	81.0%

*	means less than 1%.
(1)	For a discussion of the Series A Preferred Stock of EB Sports, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence. Easton-Bell Sports, LLC owns all of the outstanding voting common stock of EB Sports.
(2)	Represents percentage of ownership interest out of 122,308.333 Series A Preferred Stock.
(3)	For a discussion of the Class A Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(4)	For a discussion of the Class B Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(5)	Represents percentage of ownership interest in Class B units of authorized shares of 112,766,083.

(6)	For a discussion of the Class C Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(7)	Represents percentage of ownership interest out of 192,531,729.375 Class C units.
(8)	Represents (i) 108,791,970.029 Class A Common Units and 34,806,025.245 Class C Common Units of our Parent and 22,379.531 Series A Preferred Stock of EB Sports held by Fenway Easton-Bell Sports Holdings, LLC, whose managing member is Fenway Partners Capital Fund II, L.P., whose managing member is Fenway Partners, LLC, (ii) 1,706,031.636 Class A Common Units and 793,729.500 Class C Common Units of our Parent and 501.886 Series A Preferred Stock of EB Sports held by FPIP, LLC, whose managing member is Fenway Partners, LLC, (iii) 522,955.835 Class A Common Units and 1,014,940.500 Class C Common Units of our Parent and 641.760 Series A Preferred Stock of EB Sports held by FPIP Trust, LLC whose managing member is Fenway Partners, LLC and (iv) 67,456,292.025 Class C Common Units of our Parent and 42,653.497 Series A Preferred Stock of EB Sports held by Fenway Partners Capital Fund III, L.P., whose general partner is Fenway Partners III, LLC, whose managing member is Fenway Partners, LLC. The principal executive offices of Fenway Partners, LLC and its affiliates are located at 152 W. 57th Street, 59th Floor, New York, New York 10019.
(9)	The principal executive offices of Ontario Teachers’ Pension Plan Board are located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.
(10)	Represents (i) 7,602,347.230 Class A Common Units and 7,052,677.035 Class C Common Units of our Parent and 4,484.708 Series A Preferred Shares of EB Sports held by York Street Mezzanine Partners, L.P. over which it has sole voting and investment power and (ii) 4,668,752.043 Class A Common Units and 4,331,188.695 Class C Common Units of our Parent and 2,754.148 Series A Preferred Shares of EB Sports held by York Street Mezzanine Partners II, L.P. over which it has sole voting and investment power. The principal executive offices of York Street Capital Partners, LLC are located at 376 Main Street, Bedminster, New Jersey 07921.
(11)	James L. Easton is the Chairman of Easton-Bell Sports, Inc.’s board of directors and may be deemed to beneficially own 11,205,004.902 Class A Common Units and 5,748,726.405 Class C Common Units of our Parent and 3,672.149 Series A Preferred Shares of EB Sports that are beneficially owned by the James L. Easton Living Trust and 466,875.204 Class A Common Units and 433,997.250 Class C Common Units of our Parent and 275.970 Series A Preferred Shares of EB Sports that are beneficially owned by Gregory J. Easton, the son of James L. Easton. Mr. James L. Easton disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal executive offices of the James L. Easton Living Trust and James L. Easton are located at 7855 Haskell Avenue, Suite 350, Van Nuys, California 91406.
(12)	The principal office of Westerkirk Alberta Inc. is located at 95 Wellington Street West, Suite 1410, Toronto, Ontario M5J 2N7.
(13)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 5 San Joaquin Plaza, Suite 330, Newport Beach, CA 92660.
(14)	Andrew Claerhout is a Vice-President of Ontario Teachers’ Pension Plan Board. Mr. Claerhout may be deemed to beneficially own the Class A Common Units and Class C Common Units of Easton-Bell Sports, LLC and Series A Preferred Stock of EB Sports that are owned by Ontario Teachers’ Pension Plan Board. Mr. Claerhout may be deemed to have the power to dispose of the shares held by Ontario Teachers’ Pension Plan Board due to a delegation of authority from the board of directors of Ontario Teachers’ Pension Plan Board and expressly disclaims beneficial ownership of such shares. The principal office of Mr. Claerhout is located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(15)	Represents (i) 114,035.208 Class A Common Units and 105,790.155 Class C Common Units of our Parent and 67.271 Series A Preferred Shares of EB Sports held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 7,238,477.366 Class B Common Units held by Terry G. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our Parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein.
(16)	The principal office of William L. Beane III is located at Oakland A’s, 7000 Coliseum Way, Oakland, California 94621.
(17)	Peter D. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, which is the managing member of: Fenway Partners Capital Fund II, L.P., which is the managing member of Fenway Easton-Bell Sports Holdings, LLC; Fenway Partners III, LLC, which is the general partner of Fenway Partners Capital Fund III, L.P.; FPIP, LLC; and FPIP Trust, LLC. James C. Shillito is a Principal with Fenway Consulting Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Messrs. Lamm and Shillito may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, Fenway Partners Capital Fund III, L.P., FPIP, LLC and FPIP Trust, LLC. Messrs. Lamm and Shillito disclaim beneficial ownership of such units except to the extent of their pecuniary interests therein. The principal office of Messrs. Lamm and Shillito is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.
(18)	The principal office of Richard E. Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.
(19)	The principal office of David A. Perdue is located at 494 Forest Road, Sea Island, GA 31561.
(20)	The principal office of Michael J. Wilskey is located at 1900 SW Kanan St., Portland, Oregon, 97239.
(21)	Represents 20 persons as a group for Class A Common Units, Class B Common Units, Class C Common Units of our Parent and Series A Preferred Stock of EB Sports.

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

Pursuant to our Parent’s limited liability company agreement and subject to certain limitations, the Fenway Investors have the right to appoint up to seven members to the board of managers of our Parent (such appointees being, William Beane, Peter Lamm, Terry Lee, Timothy Mayhew, James Shillito, Richard Wenz and Michael Wilskey), Ontario Teachers’ Pension Plan Board has the right to appoint two members to the board of managers of our Parent (such appointees being Andrew Claerhout and David Perdue) and affiliates of James Easton have the right to appoint two members of the board of managers of our Parent (such appointees being James Easton and Peter Ueberroth).

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

Holdco Facility Refinancing and Equity Investment

On December 3, 2009, EB Sports refinanced its previous senior unsecured credit agreement with Wachovia Investment Holdings, LLC and the lenders named therein pursuant to which EB Sports had borrowed $175.0 million, or the Previous Holdco Facility, through (1) a new senior secured credit agreement, or the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility, (2) an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC and certain existing investors of Parent and EB Sports and their respective affiliates of $1.725 million in cash in exchange for Class C Common Units of our Parent (of which, $1.466 million was contributed by Parent to EB Sports) and (3) an equity investment from the Fenway Investors and certain existing investors of EB Sports and their respective affiliates of $113.275 million in cash in exchange for new non-voting (other than rights to designate one director of EB Sports), non-redeemable Series A Preferred Stock of EB Sports, or the Series A Preferred Stock. The Series A Preferred Stock accrues dividends quarterly at a rate of 17.5% per annum. In addition to the $13.2 million invested by existing investors of Parent, their respective affiliates and certain other investors in August 2009, the issuance of new shares of Series A Preferred Stock on December 3, 2009 resulted in an aggregate of $126.475 million invested in Series A Preferred Stock immediately after giving effect to the financing.

Under the terms of the refinancing transaction, the net proceeds from the equity issuance were used to repurchase loans under the Previous Holdco Facility at a price of 90% of the principal amount thereof, and the consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into a new facility with a maturity date of December 31, 2015. The Previous Holdco Facility has been terminated. At closing, EB Sports had borrowed $108.3 million under the New Holdco Facility. Borrowings under the New Holdco Facility bear interest at 11.5% per annum, such interest to be paid in cash; provided, that prior to maturity if EB Sports does not have sufficient cash on hand and Easton-Bell is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of Easton-Bell management) to permit Easton-Bell to distribute cash in an amount sufficient to allow such payment, EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period. In November 2012, our Company distributed $8.4 million to RBG, primarily to enable EB Sports to pay interest on the New Holdco Facility.

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

As of December 29, 2012, the amount of loans issued under the New Holdco Facility was approximately $144.9 million, including accrued interest.

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

Employment Agreements and Arrangements with Management

We have employment agreements with the following fiscal 2012 named executive officers, Paul Harrington, our former President and Chief Executive Officer, Mark Tripp, our Senior Vice President of Finance, Treasurer, Secretary and Chief Financial Officer, Donna Flood, our former President of Giro and Easton Cycling and Chief Operations Officer, Daniel Arment, our President of Riddell Sports and Christopher Zimmerman, our former President of Easton Sports. Mr. Harrington’s employment agreement was terminated in connection with his resignation and entering into the Post-Employment Compensation Agreement. Mr. Tripp’s employment agreement contains an evergreen term provision which provides for automatic renewal of the agreement for a one year term each year. Ms. Flood’s employment agreement was terminated in connection with her resignation and entering into the Post-Employment Compensation Agreement. Mr. Zimmerman’s employment agreement was terminated in connection with his resignation in March 2013. We also have employment agreements with certain of our other executive officers. Timothy Mayhew, a member of our board of directors and the recently appointed Chief Operating Officer, shall be entering into an employment agreement in the near future in connection with such appointment.

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

On December 14, 2012, our Company entered into an amended and restated consulting agreement with Terry Lee, a member of our board of directors and recently appointed Executive Chairman and Chief Executive Officer. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services. In exchange for his services, Mr. Lee is entitled to an annual compensation of $200,000. The term of Mr. Lee’s consulting agreement continues until the agreement is terminated. On February 13, 2013, Mr. Lee was appointed as Executive Chairman and Chief Executive Officer of our Company and such consulting agreement shall be in the near future terminated and replaced with an employment agreement for Mr. Lee.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. During the fiscal years ended 2012, 2011 and 2010, Easton paid approximately $1.2 million for each of the three years in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions. We expect the aggregate rent payable pursuant to such leases to be approximately $1.2 million in fiscal 2013.

Other Related Party Transactions

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

Review, Approval or Ratification of Transactions with Related Persons

Under the Audit Committee’s charter, any material potential or actual conflict of interest or transaction between our Company and any “related person” of our Company must be reviewed and approved or ratified by the Audit Committee. SEC rules define a related person of our Company as any Company director (or nominee), executive officer, 5%-or-greater shareholder or immediate family member of any of these persons.

Director Independence

Our Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the NASDAQ Stock Market: William Beane, Andrew Claerhout, Peter Lamm, David Perdue, James Shillito, Peter Ueberroth, Richard Wenz and Michael Wilskey.

Item 14. Principal Accountant Fees and Services

Audit-Related and All Other Fees

Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2012	2011
Audit-Related Fees	$1,052,000	$1,046,000
Other Fees	43,000	—

Total	$1,095,000	$1,046,000

Audit-Related Fees consist of fees for the audit of our Company’s annual consolidated financial statements, the review of financial statements included in our Company’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, registration statements and similar engagements for the fiscal year, such as comfort letters, attest services, consents and assistance with review of documents filed with the SEC. “Audit Fees” also include advice on accounting matters that arose in connection with or as a result of the audit or the review of periodic consolidated financial statements and statutory audits the non-U.S. jurisdictions require.

Other Fees consist of fees for professional services rendered for lease and working capital projects. No other fees were paid to Ernst & Young, LLP in 2011.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are:
2.1	Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006

3.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K filed March 30, 2006

3.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 30, 2006

4.1	Form of 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.2	Indenture dated as of December 3, 2009	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.3	Registration Rights Agreement dated as of December 3, 2009	Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 9, 2009

10.1	Amendment and Restated Agreement dated as of May 13, 2011	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2011

10.2*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006

10.3*	Amendment to the 2006 Equity Incentive Plan	Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 27, 2012

10.4*	Amendment to the 2006 Equity Incentive Plan	Filed herewith

10.5*	Cash Incentive Plan	Filed herewith

10.6*	Executive Savings Plan	Filed herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are:
10.7*	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 23, 2006

10.8*	Employment Agreement with Thomas T. Merrigan	Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 27, 2012

10.9*	Amended and Restated Employment Agreement with Jackelyn E. Werblo	Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 27, 2012

10.10*	Employment Agreement with Daniel Arment	Filed herewith

10.11*	Amended and Restated Consulting Agreement with Terry Lee	Filed herewith

21.1	List of Subsidiaries	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/S/ TERRY G. LEE
Terry G. Lee
Principal Executive Officer

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/S/ TERRY G. LEE	Executive Chairman,	March 28, 2013
Terry G. Lee	Chief Executive Officer and Director (Principal Executive Officer)
/s/ MARK A. TRIPP	Chief Financial Officer	March 28, 2013
Mark A. Tripp	(Principal Financial Officer)

/s/ TIMOTHY P. MAYHEW	President, Chief Operating Officer	March 28, 2013
Timothy P. Mayhew	and Director

/s/ James L. Easton	Director	March 28, 2013
James L. Easton

/s/ WILLIAM L. BEANE III	Director	March 28, 2013
William L. Beane III

/s/ ANDREW J. CLAERHOUT	Director	March 28, 2013
Andrew J. Claerhout

/s/ PETER D. LAMM	Director	March 28, 2013
Peter D. Lamm

/s/ DAVID A. PERDUE	Director	March 28, 2013
David A. Perdue

/s/ JAMES C. SHILLITO	Director	March 28, 2013
James C. Shillito

/s/ PETER V. UEBERROTH	Director	March 28, 2013
Peter V. Ueberroth

/s/ RICHARD E. WENZ	Director	March 28, 2013
Richard E. Wenz

/s/ MICHAEL J. WILSKEY	Director	March 28, 2013
Michael J. Wilskey

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(2)

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 29, 2012

II-1

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Adjustments	Deductions	Balance at End of Period
Description	(Dollars in thousands)
Product Liability Reserve
Year ended December 29, 2012	$18,539	$—	$5,890	$(6,612)	$17,817
Year ended December 31, 2011	18,786	—	6,399	(6,646)	18,539
Year ended January 1, 2011	17,208	—	5,412	(3,834)	18,786
Excess and Obsolete Inventory Reserve
Year ended December 29, 2012	$9,976	$250	$14,047	$(9,006)	$15,267
Year ended December 31, 2011	9,651	—	7,397	(7,072)	9,976
Year ended January 1, 2011	7,748	—	8,410	(6,507)	9,651
Allowance for Doubtful Accounts
Year ended December 29, 2012	$8,091	$—	$3,048	$(2,401)	$8,738
Year ended December 31, 2011	6,942	—	4,011	(2,862)	8,091
Year ended January 1, 2011	6,453	—	3,409	(2,920)	6,942