Form 10-Q
period 2013-03-30
EASTON-BELL SPORTS, INC.
filed 2013-05-14
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of May 14, 2013, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 30, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,241	$40,852
Accounts receivable, net	247,049	228,201
Inventories, net	149,742	141,716
Prepaid expenses	5,657	6,162
Deferred taxes, net	20,777	20,777
Other current assets	11,873	13,183

Total current assets	473,339	450,891
Property, plant and equipment, net	55,516	55,549
Deferred financing fees, net	9,299	9,964
Intangible assets, net	263,427	265,898
Goodwill	208,697	208,697
Other assets	4,671	1,235

Total assets	$1,014,949	$992,234

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$59,000	$35,000
Current portion of capital lease obligations	29	28
Accounts payable	72,227	78,344
Accrued expenses	71,590	63,848

Total current liabilities	202,846	177,220
Long-term debt, less current portion	347,371	347,224
Capital lease obligations, less current portion	16	24
Deferred taxes	60,804	62,626
Other noncurrent liabilities	24,491	21,641

Total liabilities	635,528	608,735

Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at March 30, 2013 and December 29, 2012	—	—
Additional paid-in capital	359,901	360,393
Retained earnings	19,946	22,009
Accumulated other comprehensive (loss) income	(426)	1,097

Total stockholder’s equity	379,421	383,499

Total liabilities and stockholder’s equity	$1,014,949	$992,234

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 30, 2013	March 31, 2012
Net sales	$207,612	$216,281
Cost of sales	134,114	143,106

Gross profit	73,498	73,175
Selling, general and administrative expenses	64,181	57,140
Amortization of intangibles	2,471	2,597

Income from operations	6,846	13,438
Interest expense, net	10,711	10,623

(Loss) income before income taxes	(3,865)	2,815
Income tax (benefit) expense	(1,802)	1,465

Net (loss) income	(2,063)	1,350
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,523)	(205)

Comprehensive (loss) income	$(3,586)	$1,145

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(2,063)	$1,350
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,701	7,911
Amortization of deferred financing fees and debt discount	812	798
Equity compensation expense	428	604
Deferred income taxes	(1,822)	662
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(18,819)	(12,267)
Inventories, net	(8,051)	1,302
Other current and noncurrent assets	(1,621)	(889)
Accounts payable	(6,126)	(17,565)
Accrued expenses	7,724	1,833
Other noncurrent liabilities	2,850	244

Net cash used in operating activities	(18,987)	(16,017)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,156)	(5,593)
Purchase of business, net of cash acquired	—	(1,150)

Net cash used in investing activities	(5,156)	(6,743)

Cash flows from financing activities:
Proceeds from revolving credit facility	30,000	28,000
Payments on revolving credit facility	(6,000)	(4,000)
Payments on capital lease obligations	(7)	(7)
Distribution to RBG	(920)	—

Net cash provided by financing activities	23,073	23,993

Effect of exchange rate changes on cash and cash equivalents	(1,541)	(185)
Net change in cash and cash equivalents	(2,611)	1,048

Cash and cash equivalents, beginning of period	40,852	29,505

Cash and cash equivalents, end of period	$38,241	$30,553

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

The accompanying unaudited consolidated financial statements included herein have been prepared by our Company in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with our Company’s audited financial statements and notes thereto included in our Company’s Annual Report on Form 10-K for the year ended December 29, 2012 filed on March 28, 2013. Our Company has two reportable segments, Team Sports and Action Sports and is subject to seasonal fluctuation, based on the sports season for the equipment that we supply to our customers. Results for interim periods are not necessarily indicative of the results for the year.

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s first quarter of fiscal year 2013 ended on March 30, and the first quarter of fiscal year 2012 ended on March 31.

2. Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at each of our Company’s segments on an annual basis in December, and more often if indications of impairment exist as required under the Financial Accounting Standards Board, or the FASB’s, Accounting Standards Codification 350-20 Goodwill. The results of our Company’s analyses conducted in 2012 indicated that no impairment in the carrying amount of goodwill and other indefinite-lived intangible assets had occurred. During the first fiscal quarter of 2013, there were no indicators of impairment to goodwill and intangible assets. There were no material changes to goodwill during the first fiscal quarter of 2013.

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of March 30, 2013	$146,326	$62,371	$208,697

Acquired intangible assets are as follows:

	March 30, 2013		December 29, 2012
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(42,834)	62,514	(41,893)
Patents	60,345	(50,604)	60,345	(49,130)
Licensing and other	7,043	(6,201)	7,043	(6,145)

Total	$131,604	$(101,341)	$131,604	$(98,870)

Indefinite-lived intangible assets:
Trademarks and tradenames	$233,164		$233,164

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

3. Long-Term Debt

Long-term debt consisted of the following:

	March 30, 2013	December 29, 2012
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	59,000	35,000
Capital lease obligations	45	52

Total debt	409,045	385,052
Less unamortized debt discount on senior secured notes	(2,629)	(2,776)
Less Senior Secured Credit ABL Facility and capital lease obligations	(59,045)	(35,052)

Long-term debt, less current portion	$347,371	$347,224

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then existing indebtedness, or the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem all or any of the Notes prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility (described herein below), has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At March 30, 2013, we had $59,000 outstanding under the ABL facility and $174,100 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At March 30, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

At March 30, 2013, the amount of loans issued under the New Holdco Facility was $149,048 including accrued interest.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At March 30, 2013 and December 29, 2012, outstanding letters of credit issued under the revolving credit facilities for both periods totaled $3,256. The amount of unused lines of credit at March 30, 2013 and December 29, 2012, were $174,100 and $181,061, respectively.

Cash payments for interest were $1,233 and $1,176 for the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively. We amortized $665 and $664 of debt issuance costs during the first fiscal quarter of 2013 and 2012, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	March 30, 2013	December 29, 2012
Salaries, wages, commissions and bonuses	$11,321	$12,356
Advertising	5,225	6,211
Rebates	4,696	5,919
Warranty	2,878	2,889
Product liability—current portion	4,903	5,017
Royalties	319	1,101
Interest	11,534	2,899
Income taxes	2,451	2,983
Other	28,263	24,473

Total accrued expenses	$71,590	$63,848

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead for manufactured products and freight and duty for purchased finished goods.

Inventories consisted of the following:

	March 30, 2013	December 29, 2012
Raw materials	$28,461	$27,275
Work-in-process	2,787	3,710
Finished goods	118,494	110,731

Inventories, net	$149,742	$141,716

6. Recent Accounting Pronouncements

In July 2012, the FASB issued an amendment on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under this amendment, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. This amendment does not revise the requirement to test indefinite-lived intangible assets annually for impairment. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The provisions of this amendment did not have a material impact on our Company’s consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

In February 2013, the FASB issued a new standard that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component for those items reclassified to net income in their entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The new standard is effective for fiscal years beginning after December 15, 2012. The provisions of this standard did not have a material impact on our Company’s consolidated financial statements.

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

Segment results for the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
March 30, 2013
Net sales	$124,282	$83,330	$207,612
Income from operations	14,757	11,473	26,230
Depreciation	3,045	2,185	5,230
Capital expenditures	2,968	2,188	5,156
March 31, 2012
Net sales	$124,412	$91,869	$216,281
Income from operations	11,896	14,690	26,586
Depreciation	3,217	2,097	5,314
Capital expenditures	3,020	2,573	5,593

	Team Sports	Action Sports	Consolidated
Assets
As of March 30, 2013	$651,451	$363,498	$1,014,949
As of December 29, 2012	649,692	342,542	992,234

A reconciliation from the segment information to the Consolidated Statements of Comprehensive (Loss) Income is set forth below:

	Fiscal Quarter Ended
	March 30, 2013	March 31, 2012
Segment income from operations	$26,230	$26,586
Equity compensation expense	(428)	(604)
Corporate expenses	(16,485)	(9,947)
Amortization of intangibles	(2,471)	(2,597)

Consolidated income from operations	$6,846	$13,438

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of March 30, 2013, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in forty-four suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability. The claims are complex and the alleged injury occurrences span several years. During the time period of the factual allegations, we had product liability insurance from numerous carriers. Through insurance coverage counsel, we are aggressively identifying policies, putting carriers on notice and pursuing claims coverage with many insurance carriers. With some carriers, we have initiated litigation aimed at establishing carrier obligations to pay defense costs. We expect that we will be afforded adequate coverage for defense costs and liability, if any.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

9. Income Taxes

Our Company recorded an income tax benefit of $1,802 and income tax expense of $1,465 for the first fiscal quarter of 2013 and 2012, respectively. Our Company’s effective tax rate was 46.6% for the first fiscal quarter of 2013, as compared to 52.0% for the first fiscal quarter of 2012. For the first fiscal quarter of 2013, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes and meals and entertainment expenses. For the first fiscal quarter of 2012, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of March 30, 2013, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive (Loss) Income.

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

Our Company has foreign currency exchange forward contracts in place to reduce our risk related to inventory purchases, foreign currency based accounts receivable and operating expenses. These contracts are not designated as hedges, and therefore, under current accounting standards are recorded at fair value in the current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States Dollars at March 30, 2013 and December 29, 2012 were as follows:

	March 30, 2013			December 29, 2012
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$6,184	Cdn$	6,117	$11,303	Cdn$	11,193
U.S. Dollars / Mexican Pesos	$2,081	Mxn$	27,853	$3,760	Mxn$	50,018

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

As of March 30, 2013, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from third party banks, represented assets of $184 and $152 for Canadian Dollar and Mexican Peso contracts, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at March 30, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Foreign currency exchange forward contracts	$—	$336	$—

Liabilities:
None	$—	$—	$—

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

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	March 30, 2013		December 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$358,746	$388,500	$349,973	$379,034

11. Accumulated Other Comprehensive (Loss) Income

The following is a reconciliation of the change in accumulated other comprehensive (loss) income for the fiscal quarter ended March 30, 2013:

Foreign Currency
Balance at December 29, 2012	$1,097
Other comprehensive loss	(1,523)

Balance at March 30, 2013	$(426)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

12. Equity-Based Employee Compensation

Cash Incentive Plan

On December 14, 2012, our Company adopted the Easton-Bell Sports, Inc. 2012 Cash Incentive Plan, or the CIP. Certain members of management, members of the board of directors, consultants and representatives of our Company, subsidiaries and the Parent are eligible to participate in the CIP. Payments from the CIP take place upon the occurrence of a qualified liquidity event, which include a change of control, partial sale, initial public offering or refinancing. Participants in the CIP receive various payments upon such events depending on the number of units held by that participant, type of event and total enterprise value of our Company at such time. The maximum number of units available and currently outstanding under the CIP is 21,200. The aggregate proceeds available to the holders of CIP units are determined by the type of qualified liquidity event and whether certain total enterprise value thresholds are reached. The maximum aggregate proceeds available for CIP payments is $27,723.

To receive units under the CIP, each prospective participant had to return to our Company any outstanding Class B Common units that were previously issued to such prospective participant pursuant to the Parent’s equity incentive plan. All units granted under the CIP will vest upon a qualified liquidity event that occurs prior to the seven-year anniversary of the effective date of the CIP. The vesting of all or any portion of the participants’ units may be accelerated at any time at the sole discretion of the board of directors of our Company. As of March 30, 2013, we have not recognized any compensation expense for the CIP as the occurrence of a qualified liquidity event is currently deemed to be improbable. As conditions change, we will assess the probability and record any such compensation costs deemed necessary in accordance with applicable accounting standards.

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

As a result of the modifications to the Incentive Plan on December 14, 2012, or the Modification, as well as adoption of the CIP, we utilized the Monte Carlo simulation pricing model, or the Monte Carlo Analysis, to determine whether additional value was granted to the unit holders upon receipt of the new Units. The Monte Carlo Analysis calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. As a result of the Modification, in December 2012, we recognized incremental non-cash equity compensation expense of $1,363 in the Consolidated Statement of Comprehensive (Loss) Income.

Our Company also utilized the Monte Carlo Analysis for Units granted subsequent to December 13, 2012 and expects to use the Monte Carlo Analysis for future grants. For Units issued prior to December 14, 2012, our Company used the Black-Scholes option pricing model to determine the fair value of the Units granted. No Units were granted during the first fiscal quarter of 2013.

Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of March 30, 2013, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Our Company recognized the following unit based non-cash compensation expense, included in selling, general and administrative expenses, for its Units during the first fiscal quarter of 2013 and 2012 as follows:

	Fiscal Quarter Ended
	March 30, 2013	March 31, 2012
Equity compensation expense	$428	$604

As of March 30, 2013, there was $13,793 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $2,048 related to time based vesting Units and $11,745 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 1.5 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan is as follows:

Number of Units
Outstanding at December 29, 2012	108,156,595
Cancelled	(40,648,488)

Outstanding at March 30, 2013	67,508,107

Vested Units at March 30, 2013	42,536,369

13. Warranty Obligations

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

The following is a reconciliation of the changes in our Company’s product warranty liability:

	Fiscal Quarter Ended
	March 30, 2013	March 31, 2012
Beginning of period	$2,889	$2,240
Warranty costs incurred during the period	(2,279)	(2,284)
Warranty expense recorded during the period	2,268	2,440

End of period	$2,878	$2,396

14. Related Party Transactions

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent expense pursuant to such affiliate leases were $298 and $297 for the first fiscal quarter of 2013 and 2012 respectively.

In March 2013, our Company distributed $920 to RBG, which has been recorded as a distribution to RBG in Stockholder’s Equity to enable EB Sports to purchase from former employees, Series A Preferred Shares and vested Class C Units. In May 2013, our Company distributed $8,178 to RBG, to enable EB Sports to pay interest on the New Holdco Facility.

On December 14, 2012, our Company entered into an amended and restated consulting agreement with Terry Lee, a member of our board of directors. On February 13, 2013, Mr. Lee was appointed as Executive Chairman and Chief Executive Officer of our Company to fill the vacancy resulting from the resignation of our former President and Chief Executive Officer, Paul Harrington. On April 19, 2013, our Company entered into an employment agreement with Mr. Lee, pursuant to which the consulting agreement was terminated.

On November 28, 2011, our Company entered into a consulting agreement with Dimension Six Innovation, LLC or Dimension, an entity of which Michael Wilskey, a member of the board of managers of our Parent and the board of directors of our Company, is an owner. Pursuant to the terms of the consulting agreement, Dimension agreed to provide us with strategic and product innovation consulting services. In exchange for services, Dimension is entitled to compensation of $60 for the first three months of 2013. The agreement expired on March 31, 2013.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis at March 30, 2013 and for the first fiscal quarter of 2013 and the respective comparable periods for fiscal 2012. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

March 30, 2013

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,478	$8,824	$26,939	$—	$38,241
Accounts receivable, net	—	226,205	20,844	—	247,049
Inventories, net	—	130,429	19,313	—	149,742
Prepaid expenses	2,562	1,830	1,265	—	5,657
Deferred taxes	—	20,777	—	—	20,777
Other current assets	—	8,521	3,352	—	11,873

Total current assets	5,040	396,586	71,713	—	473,339

Property, plant and equipment, net	25,417	28,285	1,814	—	55,516
Deferred financing fees, net	9,299	—	—	—	9,299
Investments and intercompany receivables	399,718	43,134	73,693	(516,545)	—
Intangible assets, net	—	258,158	5,269	—	263,427
Goodwill	16,195	187,311	5,191	—	208,697
Other assets	—	4,529	142	—	4,671

Total assets	$455,669	$918,003	$157,822	$(516,545)	$1,014,949

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$59,000	$—	$—	$—	$59,000
Current portion of capital lease obligations	—	29	—	—	29
Accounts payable	—	68,793	3,434	—	72,227
Accrued expenses	19,567	48,956	3,067	—	71,590

Total current liabilities	78,567	117,778	6,501	—	202,846

Long-term debt, less current portion	347,371	—	—	—	347,371
Capital lease obligations, less current portion	—	16	—	—	16
Deferred taxes	—	60,804	—	—	60,804
Other noncurrent liabilities	—	17,058	7,433	—	24,491
Long-term intercompany payables	—	408,282	69,354	(477,636)	—

Total liabilities	425,938	603,938	83,288	(477,636)	635,528

Total stockholder’s equity	29,731	314,065	74,534	(38,909)	379,421

Total liabilities and stockholder’s equity	$455,669	$918,003	$157,822	$(516,545)	$1,014,949

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

December 29, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,664	$9,244	$29,944	$—	$40,852
Accounts receivable, net	—	204,654	23,547	—	228,201
Inventories, net	—	125,049	16,667	—	141,716
Prepaid expenses	2,955	2,307	900	—	6,162
Deferred taxes	—	20,777	—	—	20,777
Other current assets	—	10,313	2,870	—	13,183

Total current assets	4,619	372,344	73,928	—	450,891

Property, plant and equipment, net	25,006	28,887	1,656	—	55,549
Deferred financing fees, net	9,964	—	—	—	9,964
Investments and intercompany receivables	362,081	82,642	72,307	(517,030)	—
Intangible assets, net	—	260,580	5,318	—	265,898
Goodwill	16,195	187,311	5,191	—	208,697
Other assets	—	1,100	135	—	1,235

Total assets	$417,865	$932,864	$158,535	$(517,030)	$992,234

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$35,000	$—	$—	$—	$35,000
Current portion of capital lease obligations	—	28	—	—	28
Accounts payable	—	74,468	3,876	—	78,344
Accrued expenses	8,350	50,591	4,907	—	63,848

Total current liabilities	43,350	125,087	8,783	—	177,220

Long-term debt, less current portion	347,224	—	—	—	347,224
Capital lease obligations, less current portion	—	24	—	—	24
Deferred taxes	—	62,626	—	—	62,626
Other noncurrent liabilities	—	14,208	7,433	—	21,641
Long-term intercompany payables	—	412,844	64,792	(477,636)	—

Total liabilities	390,574	614,789	81,008	(477,636)	608,735

Total stockholder’s equity	27,291	318,075	77,527	(39,394)	383,499

Total liabilities and stockholder’s equity	$417,865	$932,864	$158,535	$(517,030)	$992,234

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Fiscal Quarter Ended March 30, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$208,585	$12,589	$(13,562)	$207,612
Cost of sales	—	135,795	11,881	(13,562)	134,114

Gross profit	—	72,790	708	—	73,498
Selling, general and administrative expenses	17,270	44,467	2,444	—	64,181
Amortization of intangibles	—	2,471	—	—	2,471

(Loss) income from operations	(17,270)	25,852	(1,736)	—	6,846
Interest expense, net	10,149	550	12	—	10,711
Share of net income (loss) of subsidiaries under equity method	25,356	(1,769)	—	(23,587)	—

(Loss) income before income taxes	(2,063)	23,533	(1,748)	(23,587)	(3,865)
Income tax (benefit) expense	—	(1,823)	21	—	(1,802)

Net (loss) income	(2,063)	25,356	(1,769)	(23,587)	(2,063)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(1,523)	—	(1,523)

Comprehensive (loss) income	$(2,063)	$25,356	$(3,292)	$(23,587)	$(3,586)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended March 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$212,171	$12,308	$(8,198)	$216,281
Cost of sales	—	140,905	10,399	(8,198)	143,106

Gross profit	—	71,266	1,909	—	73,175
Selling, general and administrative expenses	11,717	42,920	2,503	—	57,140
Amortization of intangibles	—	2,597	—	—	2,597

(Loss) income from operations	(11,717)	25,749	(594)	—	13,438
Interest expense, net	10,164	448	11	—	10,623
Share of net income (loss) of subsidiaries under equity method	23,231	(622)	—	(22,609)	—

Income (loss) before income taxes	1,350	24,679	(605)	(22,609)	2,815
Income tax expense	—	1,448	17	—	1,465

Net income (loss)	1,350	23,231	(622)	(22,609)	1,350
Other comprehensive income:
Foreign currency translation adjustment	—	—	(205)	—	(205)

Comprehensive income (loss)	$1,350	$23,231	$(827)	$(22,609)	$1,145

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Fiscal Quarter Ended March 30, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,063)	$25,356	$(1,769)	$(23,587)	$(2,063)
Non-cash adjustments	(28,843)	8,680	3,695	23,587	7,119
Changes in operating assets and liabilities	11,610	(32,551)	(3,102)	—	(24,043)

Net cash (used in) provided by operating activities	(19,296)	1,485	(1,176)	—	(18,987)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,970)	(1,898)	(288)	—	(5,156)

Net cash used in investing activities	(2,970)	(1,898)	(288)	—	(5,156)
Cash flows from financing activities:
Payments on capital lease obligations	—	(7)	—	—	(7)
Proceeds from revolving credit facility, net	24,000	—	—	—	24,000
Distribution to RBG	(920)	—	—	—	(920)

Net cash provided by (used in) financing activities	23,080	(7)	—	—	23,073
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,541)	—	(1,541)

Net change in cash and cash equivalents	814	(420)	(3,005)	—	(2,611)
Cash and cash equivalents, beginning of period	1,664	9,244	29,944	—	40,852

Cash and cash equivalents, end of period	$2,478	$8,824	$26,939	$—	$38,241

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The factors mentioned in our discussion in this quarterly report, as well as the risks outlined under “Risk Factors” in our 2012 Annual Report on Form 10-K, will be important in determining future results.

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

We currently sell a broad range of products primarily under four well-known brands—Easton® (baseball, softball, ice hockey and lacrosse equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories and powersports helmets), Giro® (cycling and snowsports helmets and accessories) and Riddell® (football equipment and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.

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

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of March 30, 2013, the outstanding principal balance under the ABL Facility was $59.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

Our Company’s goodwill impairment analysis performed as of December 29, 2012 indicated that none of the reporting units were at risk of failing the goodwill impairment test, and the fair values of each of the reporting units would have to decline at a minimum in excess of 20% depending on the specific reporting unit for the carrying value of a particular reporting unit to exceed the fair value. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the period that such a determination is made.

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

Derivative Instruments and Hedging Activity. We enter into foreign currency exchange forward contracts to reduce our risk related to inventory purchases. These contracts are not designated as hedges, and therefore, they are recorded at fair value at each balance sheet date, with the resulting change charged or credited to SG&A in the Consolidated Statements of Comprehensive (Loss) Income.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Comprehensive (Loss) Income:

	Fiscal Quarter Ended
	March 30, 2013	% of Net Sales	March 31, 2012	% of Net Sales
	(Dollars in millions)
Net sales	$207.6	100.0%	$216.3	100.0%
Cost of sales	134.1	64.6%	143.1	66.2%

Gross profit	73.5	35.4%	73.2	33.8%
Selling, general and administrative expenses	64.2	30.9%	57.2	26.4%
Amortization of intangibles	2.5	1.2%	2.6	1.2%

Income from operations	$6.8	3.3%	$13.4	6.2%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended
	March 30,	March 31,	Change
	2013	2012	$	%
	(Dollars in millions)
Team Sports	$124.3	$124.4	$(0.1)	(0.1)%
Action Sports	83.3	91.9	(8.6)	(9.4)%

	$207.6	$216.3	$(8.7)	(4.0)%

Team Sports net sales were flat during the first quarter despite the significant benefits that the BBCOR bat transition and new ten-year helmet life policy provided in last year’s first quarter as both the baseball/softball and football businesses reflected growth. Baseball/softball sales increased low-single digits driven by high-single digit growth in bats and balanced growth across most non-bat categories in the specialty channel. Football sales increased low-single digits, as the double-digit growth in non-helmet categories more than offset the decrease in helmet sales. Team Sports sales for the quarter also benefitted from the growth in hockey skates driven by the introduction of the Easton Mako hockey skate line. These gains were mitigated by the decrease in sales of hockey sticks due to excess retail inventories in the category.

The Action Sports net sales decrease was the result of the impact of inclement weather on the cycling business and the exit of the fitness category, partially offset by double-digit sales growth in powersports helmets from expanded product offerings and geographic distribution, continued market share gains with Giro footwear and the introduction of Giro cycling apparel.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended
	March 30, 2013	% of Net Sales	March 31, 2012	% of Net Sales
	(Dollars in millions)
Team Sports	$79.6	64.0%	$81.6	65.6%
Action Sports	54.5	65.4%	61.5	66.9%

	$134.1	64.6%	$143.1	66.2%

The decrease in Team Sports cost of sales as a percentage of net sales primarily relates to the continued transition of football equipment reconditioning operations to Mexico resulting in lower labor costs, increased sales of higher margin bats, sales of the new Mako hockey skates and reduced close-out sales, partially offset by declines in sales of high margin hockey sticks due to excess retail inventories in the category and football helmets due to the non-recurring prior year benefit from the ten-year helmet life policy.

The decrease in Action Sports cost of sales as a percentage of net sales primarily relates to improved sales mix of cycling helmets, increased sales of higher margin powersports helmets and reduced close out sales.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended
	March 30, 2013	% of Net Sales	March 31, 2012	% of Net Sales
	(Dollars in millions)
Team Sports	$44.7	36.0%	$42.8	34.4%
Action Sports	28.8	34.6%	30.4	33.1%

	$73.5	35.4%	$73.2	33.8%

The increase in Team Sports gross margin as a percentage of net sales primarily relates to the continued transition of football equipment reconditioning operations to Mexico resulting in lower labor costs, increased sales of higher margin bats, sales of the new Mako hockey skates and reduced close-out sales, partially offset by declines in sales of high margin hockey sticks due to excess retail inventories in the category and football helmets due to the non-recurring prior year benefit from the ten-year helmet life policy.

The increase in Action Sports gross margin as a percentage of net sales primarily relates to improved sales mix of cycling helmets, increased sales of higher margin powersports helmets and reduced close out sales.

Selling, General and Administrative Expenses

SG&A expenses increased $7.0 million or 12.2% for the first fiscal quarter of 2013, as compared to the first fiscal quarter of 2012. The increase is primarily due to severance expenses related to management changes, partially offset by lower legal expenses.

Amortization of Intangibles

Amortization of intangibles decreased $0.1 million for the first fiscal quarter of 2013, as compared to the first fiscal quarter of 2012. The decrease is the result of certain intangible assets in the Team Sports segment becoming fully amortized in 2013.

Interest Expense

Interest expense for the first fiscal quarter of 2013 was comparable to the first fiscal quarter of 2012.

Income Tax Expense

Income tax benefit was $1.8 million and income tax expense was $1.5 million for the first fiscal quarters ended March 30, 2013, and March 31, 2012, respectively. The effective tax rate was 46.6% for the first fiscal quarter of 2013, as compared to 52.0% for the first fiscal quarter of 2012. For the first fiscal quarter of 2013, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes and meals and entertainment expenses. For the first fiscal quarter of 2012, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 51.7% at March 30, 2013, as compared to 49.9% at December 29, 2012. The increase was primarily attributable to the increase in the balance outstanding on the revolving credit facility and the decrease in shareholder’s equity as a result of the net loss for the first fiscal quarter of 2013.

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

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then existing indebtedness, or the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem all or any of the Notes prior to December 1, 2013 at 107.313% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2013 and prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility (described herein below), has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At March 30, 2013, we had $59,000 outstanding under the ABL facility and $174,100 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At March 30, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

At March 30, 2013, the amount of loans issued under the New Holdco Facility was $149,048 including accrued interest.

Sources and Uses of Our Cash

Cash used in operating activities was $19.0 million for the first quarter of 2013, as compared to $16.0 million of cash used in the first quarter of 2012. The net increase in cash used in operating activities between the periods primarily reflects timing of sales and collection of accounts receivable, timing of inventory purchases and the timing of payments to suppliers.

We had $270.5 million in working capital as of March 30, 2013, as compared to $273.7 million at December 29, 2012. The $3.2 million decrease in working capital primarily results from the increase in revolver borrowings and accrued expenses, partially offset by the increase in accounts receivable and inventories, along with the decrease in accounts payable.

Cash used in investing activities was $5.2 million for the first quarter of 2013, as compared to $6.7 million used in the first quarter of 2012. The primary reason for the difference is that the first quarter of 2012 includes $1.2 million for the purchase of business, while no similar purchase was made in 2013.

Cash provided by financing activities was $23.1 million for the first quarter of 2013, as compared to $24.0 million of cash provided by financing activities in the first quarter of 2012. The primary reason for the difference is that the first quarter of 2013 reflects a $0.9 million distribution made to RBG, while no distribution was made in 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. In fiscal year 2012, approximately 87.3% of our net sales were in United States dollars, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from suppliers in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases, foreign currency based accounts receivable and operating expenses. At March 30, 2013, there were foreign currency exchange forward contracts in effect for the purchase of United States $6.2 million aggregated notional amounts, or approximately 6.1 million Canadian Dollars, and the purchase of United States $2.1 million aggregated notional amounts, or approximately 27.9 million Mexican Pesos. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at March 30, 2013, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected second quarter 2013 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of forecasted amounts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of March 30, 2013, the outstanding principal balance under this facility was $59.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.2% for the first fiscal quarter of 2013, based on the average ABL Facility balance of $52.0 million would result in an increase in interest expense of $0.1 million for the fiscal quarter ended March 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 30, 2013, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.

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

EASTON-BELL SPORTS, INC.
Registrant

Dated: May 14, 2013	/S/ TERRY G. LEE
Terry G. Lee
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2013	/S/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer
(Principal Financial Officer)