Form 10-Q
period 2013-06-29
EASTON-BELL SPORTS, INC.
filed 2013-08-13
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of August 13, 2013, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of June 29, 2013 (unaudited) and December 29, 2012	4

Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Quarter and Two Fiscal Quarters Ended June 29, 2013 (unaudited) and June 30, 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended June 29, 2013 (unaudited) and June 30, 2012 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 6. Exhibits	35

SIGNATURES	36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 29, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,140	$40,852
Accounts receivable, net	230,342	228,201
Inventories, net	140,258	141,716
Prepaid expenses	7,279	6,162
Deferred taxes, net	20,777	20,777
Other current assets	11,711	13,183
Total current assets	442,507	450,891
Property, plant and equipment, net	63,736	55,549
Deferred financing fees, net	8,635	9,964
Intangible assets, net	261,612	265,898
Goodwill	207,739	208,697
Other assets	1,226	1,235
Total assets	$985,455	$992,234

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$55,000	$35,000
Current portion of capital lease obligations	30	28
Accounts payable	64,067	78,344
Accrued expenses	67,025	63,848
Total current liabilities	186,122	177,220
Long-term debt, less current portion	347,522	347,224
Capital lease obligations, less current portion	8	24
Deferred taxes	56,352	62,626
Other noncurrent liabilities	21,409	21,641
Total liabilities	611,413	608,735
Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at June 29, 2013 and December 29, 2012	—	—
Additional paid-in capital	373,945	368,778
Retained earnings	2,548	13,624
Accumulated other comprehensive (loss) income	(2,451)	1,097
Total stockholder’s equity	374,042	383,499
Total liabilities and stockholder’s equity	$985,455	$992,234

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$201,581	$214,067	$409,193	$430,348
Cost of sales	129,709	139,232	263,823	282,339
Gross profit	71,872	74,835	145,370	148,009
Selling, general and administrative expenses	63,735	55,304	127,916	112,444
Amortization of intangibles	1,815	2,597	4,286	5,194
Income from operations	6,322	16,934	13,168	30,371
Interest expense, net	10,534	10,500	21,245	21,123
(Loss) income before income taxes	(4,212)	6,434	(8,077)	9,248
Income tax (benefit) expense	(4,297)	2,726	(6,099)	4,190
Net income (loss)	85	3,708	(1,978)	5,058
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,025)	(1,323)	(3,548)	(1,528)
Comprehensive (loss) income	$(1,940)	$2,385	$(5,526)	$3,530

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Two Fiscal Quarters Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net (loss) income	$(1,978)	$5,058
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,855	15,765
Amortization of deferred financing fees and debt discount	1,627	1,599
Equity compensation expense	5,167	1,333
Deferred income taxes	(6,274)	1,310
Non-cash impairment charges	958	—
Disposal of property, plant and equipment	233	—
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	(2,134)	1,291
Inventories, net	1,411	(6,253)
Other current and noncurrent assets	364	3,283
Accounts payable	(14,266)	(16,642)
Accrued expenses	3,161	(4,078)
Other noncurrent liabilities	(232)	519
Net cash provided by operating activities	2,892	3,185
Cash flows from investing activities:
Purchase of property, plant and equipment	(19,046)	(11,659)
Purchase of business, net of cash acquired	—	(1,150)
Net cash used in investing activities	(19,046)	(12,809)
Cash flows from financing activities:
Proceeds from revolving credit facility	43,000	32,000
Payments on revolving credit facility	(23,000)	(23,000)
Payments on capital lease obligations	(14)	(13)
Distribution to RBG	(9,098)	—
Net cash provided by financing activities	10,888	8,987
Effect of exchange rate changes on cash and cash equivalents	(3,446)	(1,256)
Net change in cash and cash equivalents	(8,712)	(1,893)
Cash and cash equivalents, beginning of period	40,852	29,505
Cash and cash equivalents, end of period	$32,140	$27,612

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

Certain amounts in the December 29, 2012 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the June 29, 2013 consolidated financial statements. These reclassifications have no effect on the previously reported income (loss).

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s second quarter of fiscal year 2013 ended on June 29, and the second quarter of fiscal year 2012 ended on June 30.

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

In June 2013, our Company made the decision to discontinue selling lacrosse equipment. This decision resulted in the write-off of $958 of goodwill directly associated with lacrosse. We do not consider sales of lacrosse equipment to be a significant activity of our Company. During the first two fiscal quarters of 2013, there were no other indicators of impairment to goodwill and intangible assets.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of June 29, 2013	$145,368	$62,371	$207,739

Acquired intangible assets are as follows:

	June 29, 2013		December 29, 2012
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(43,776)	62,514	(41,893)
Patents	60,345	(51,422)	60,345	(49,130)
Licensing and other	7,043	(6,256)	7,043	(6,145)
Total	$131,604	$(103,156)	$131,604	$(98,870)
Indefinite-lived intangible assets:
Trademarks and tradenames	$233,164		$233,164

3. Long-Term Debt

Long-term debt consisted of the following:

	June 29, 2013	December 29, 2012
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	55,000	35,000
Capital lease obligations	38	52
Total debt	405,038	385,052
Less unamortized debt discount on senior secured notes	(2,478)	(2,776)
Less Senior Secured Credit ABL Facility and capital lease obligations	(55,038)	(35,052)
Long-term debt, less current portion	$347,522	$347,224

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At June 29, 2013, we had $55,000 outstanding under the ABL facility and $158,890 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At June 29, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

The ABL Facility requires that if excess gross availability is less than the greater of a specified percentage of the gross borrowing base and a specified dollar amount, we must comply with a minimum fixed charge coverage ratio test. In addition, the ABL Facility includes negative covenants that, subject to certain exceptions, limit our ability and the ability of our subsidiaries, to, among other things (1) incur additional debt, (2) create liens, (3) transfer all or substantially all of our assets or enter into merger or consolidation transactions, (4) change our business, (5) make investments, loans, advances, guarantees and acquisitions, (6) transfer or sell assets, (7) enter into sale and leaseback transactions, (8) enter into swap agreements, (9) make restricted payments, (10) enter into transactions with affiliates and (11) enter into agreements that restrict dividends from subsidiaries.

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

At June 29, 2013, the amount of loans issued under the New Holdco Facility was $144,958 including accrued interest.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At June 29, 2013 and December 29, 2012, outstanding letters of credit issued under the revolving credit facilities for both periods totaled $3,256. The amount of unused lines of credit at June 29, 2013 and December 29, 2012, were $158,890 and $181,061, respectively.

Cash payments for interest were $18,621 and $18,592 for the fiscal quarters ended June 29, 2013 and June 30, 2012, respectively. For the first two fiscal quarters of 2013 and 2012, cash payments for interest were $19,854 and $19,768, respectively. We amortized $664 of debt issuance costs during the second fiscal quarters of 2013 and 2012, respectively. For the first two fiscal quarters of 2013 and 2012, we amortized $1,329 of debt issuance costs for both periods.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 29, 2013	December 29, 2012
Salaries, wages, commissions and bonuses	$16,979	$12,815
Product liability—current portion	5,709	5,017
Rebates	5,274	5,919
Legal	5,003	9,057
Advertising	4,917	6,211
Interest	3,074	2,899
Warranty	2,974	2,889
Income taxes	2,619	2,983
Other	20,476	16,058
Total accrued expenses	$67,025	$63,848

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead for manufactured products and freight and duty for purchased finished goods.

Inventories consisted of the following:

	June 29, 2013	December 29, 2012
Raw materials	$26,342	$27,275
Work-in-process	2,795	3,710
Finished goods	111,121	110,731
Inventories, net	$140,258	$141,716

6. Recent Accounting Pronouncements

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

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. Our Company intends to adopt this guidance at the beginning of the first quarter of fiscal year 2014, and is currently evaluating the impact on our Company’s consolidated financial statements and disclosures.

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

Segment results for the fiscal quarter and two fiscal quarters ended June 29, 2013 and June 30, 2012, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
June 29, 2013
Net sales	$111,987	$89,594	$201,581
Income from operations	11,311	12,539	23,850
Depreciation	3,164	2,175	5,339
Capital expenditures	7,669	6,221	13,890
June 30, 2012
Net sales	$123,556	$90,511	$214,067
Income from operations	15,654	13,602	29,256
Depreciation	3,292	1,965	5,257
Capital expenditures	3,526	2,540	6,066

Two Fiscal Quarters Ended	Team Sports	Action Sports	Consolidated
June 29, 2013
Net sales	$236,269	$172,924	$409,193
Income from operations	26,068	24,012	50,080
Depreciation	6,209	4,360	10,569
Capital expenditures	10,637	8,409	19,046
June 30, 2012
Net sales	$247,968	$182,380	$430,348
Income from operations	27,550	28,292	55,842
Depreciation	6,509	4,062	10,571
Capital expenditures	6,546	5,113	11,659

	Team Sports	Action Sports	Consolidated
Assets
As of June 29, 2013	$626,519	$358,936	$985,455
As of December 29, 2012	649,692	342,542	992,234

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

A reconciliation from the segment information to the Consolidated Statements of Comprehensive (Loss) Income is set forth below:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Segment income from operations	$23,850	$29,256	$50,080	$55,842
Equity compensation expense	(4,739)	(729)	(5,167)	(1,333)
Corporate expenses	(10,974)	(8,996)	(27,459)	(18,944)
Amortization of intangibles	(1,815)	(2,597)	(4,286)	(5,194)
Consolidated income from operations	$6,322	$16,934	$13,168	$30,371

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of June 29, 2013, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in fifty suits by groups of retired NFL players. We believe these complaints are without merit and we are vigorously defending against them. These cases are at preliminary stages, and we are unable to predict outcomes, or reasonably estimate a range of possible losses, if any. In the event that we are determined to have any liability in these matters, we believe that the insurance policies that we had in place during the time periods covered by the allegations will adequately cover any liability. The claims are complex and the alleged injury occurrences span several years. During the time period of the factual allegations, we had product liability insurance from numerous carriers. Through insurance coverage counsel, we are aggressively identifying policies, putting carriers on notice and pursuing claims coverage with many insurance carriers. With some carriers, we have initiated litigation aimed at establishing carrier obligations to pay defense costs. We expect that we will be afforded adequate coverage for defense costs and liability, if any.

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

Litigation and Other Contingencies

Our Company is also involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. We do not believe that any resulting damage awards will have a material adverse effect on our financial results. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. The details of such lawsuit have been previously disclosed in prior Company filings. On June 10, 2013, we settled the lawsuit.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

9. Income Taxes

Our Company recorded an income tax benefit of $6,099 and income tax expense of $4,190 for the first two fiscal quarters of 2013 and 2012, respectively. Our Company’s effective tax rate was 75.5% for the first two fiscal quarters of 2013, as compared to 45.3% for the first two fiscal quarters of 2012. For the first two fiscal quarters of 2013, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes and meals and entertainment expenses. For the first two fiscal quarters of 2012, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of June 29, 2013, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive (Loss) Income.

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

Our Company has foreign currency exchange forward contracts in place to reduce our risk related to inventory purchases. These contracts are not designated as hedges, and therefore, under current accounting standards are recorded at fair value in the current portion of other liabilities in the accompanying Consolidated Balance Sheets with the corresponding change charged or credited to selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States Dollars at June 29, 2013 and December 29, 2012 were as follows:

	June 29, 2013			December 29, 2012
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$2,083	Cdn$	2,058	$11,303	Cdn$	11,193
U.S. Dollars / Mexican Pesos	$1,121	Mxn$	15,002	$3,760	Mxn$	50,018

As of June 29, 2013, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from third party banks, represented assets of $129 and $30 for Canadian Dollar and Mexican Peso contracts, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at June 29, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange forward contracts	$—	$159	$—
Liabilities:
None	$—	$—	$—

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

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	June 29, 2013		December 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$350,461	$377,894	$349,973	$379,034

11. Accumulated Other Comprehensive (Loss) Income

The following is a reconciliation of the change in accumulated other comprehensive (loss) income for the two fiscal quarters of 2013:

Foreign Currency
Balance at December 29, 2012	$1,097
Other comprehensive loss	(1,523)
Balance at March 30, 2013	(426)
Other comprehensive loss	(2,025)
Balance at June 29, 2013	$(2,451)

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

To receive units under the CIP, each prospective participant had to return to our Company any outstanding Class B Common units that were previously issued to such prospective participant pursuant to the Parent’s equity incentive plan. All units granted under the CIP will vest upon a qualified liquidity event that occurs prior to the seven-year anniversary of the effective date of the CIP. The vesting of all or any portion of the participants’ units may be accelerated at any time at the sole discretion of the board of directors of our Company. As of June 29, 2013, we have not recognized any compensation expense for the CIP as the occurrence of a qualified liquidity event is currently deemed to be improbable. As conditions change, we will assess the probability and record any such compensation costs deemed necessary in accordance with applicable accounting standards.

Equity Incentive Plan

On March 16, 2006, our Parent adopted the Equity Incentive Plan, or the Incentive Plan as amended in December 2009. On December 14, 2012, the Incentive Plan was further amended to increase the number of authorized units issuable under the Incentive Plan to 112,766,083 Units. Generally, so long as the unit holder is employed or remains a member of the board of managers of our Parent, these units vest over time or upon achievement of certain company performance goals. Subject to certain conditions, units are also eligible to vest in the event of an initial public offering, change of control or partial sale. On December 14, 2012, our Parent, in exchange for the forfeiture of previously issued Class B Common Units, issued new Class B Common Units to certain unit holders, which, in each case, are eligible, subject to certain conditions, for distributions from our Parent in the event that certain total enterprise values are met in connection with certain qualifying transactions.

As a result of the modifications to the Incentive Plan on December 14, 2012, or the Modification, as well as adoption of the CIP, we utilized the Monte Carlo simulation pricing model, or the Monte Carlo Analysis, to determine whether additional value was granted to the unit holders upon receipt of the new Units. The Monte Carlo Analysis calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The Monte Carlo simulation pricing model simulated a number of different enterprise value paths until an expected liquidation date. The drift term, used to evolve the simulated enterprise value, is the risk-free rate. The liquidation date of each simulation path is determined by the time the simulated enterprise value exceeds $1.2 billion or December 31, 2017, whichever occurs first.

Our Company also utilized the Monte Carlo Analysis for Units granted subsequent to December 13, 2012 and expects to use the Monte Carlo Analysis for future grants. For Units issued prior to December 14, 2012, our Company used the Black-Scholes option pricing model to determine the fair value of the Units granted. For Units granted during the second fiscal quarter of 2013, the weighted average grant date fair value per Unit was $0.27.

The following weighted average assumptions were used in the Monte Carlo Analysis for Units granted during the second fiscal quarter of 2013:

Risk-free interest rate	1.6%
Expected volatility(1)	32.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of June 29, 2013, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Our Company recognized the following unit based non-cash compensation expense, included in selling, general and administrative expenses, for its Units during the first two fiscal quarters of 2013 and 2012 as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Equity compensation expense	$4,739	$729	$5,167	$1,333

As of June 29, 2013, there was $20,499 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $8,754 related to time based vesting Units and $11,745 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan is as follows:

Number of Units
Outstanding at December 29, 2012	108,156,595
Cancelled	(40,648,488)
Outstanding at March 30, 2013	67,508,107
Granted	41,788,866
Cancelled	(9,487,216)
Outstanding at June 29, 2013	99,809,757
Vested Units at June 29, 2013	49,020,191

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

The following is a reconciliation of the changes in our Company’s product warranty liability:

	2013	2012
Beginning of period	$2,889	$2,240
Warranty costs incurred during the period	(2,279)	(2,284)
Warranty expense recorded during the period	2,268	2,440
End of first fiscal quarter	2,878	2,396
Warranty costs incurred during the period	(1,760)	(1,571)
Warranty expense recorded during the period	1,856	1,912
End of second fiscal quarter	$2,974	$2,737

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent expense pursuant to such affiliate leases was $274 and $281 for the second fiscal quarters of 2013 and 2012 respectively. For the first two fiscal quarters of 2013 and 2012, rent expense pursuant to such affiliate leases was $549 and $561, respectively.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis at June 29, 2013 and for the second fiscal quarter of 2013, the first two fiscal quarters of 2013 and the respective comparable periods for fiscal 2012. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

Condensed Consolidating Balance Sheet

June 29, 2013

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,301	$10,039	$19,800	$—	$32,140
Accounts receivable, net	—	206,535	23,807	—	230,342
Inventories, net	—	123,815	16,443	—	140,258
Prepaid expenses	1,831	4,271	1,177	—	7,279
Deferred taxes	—	20,777	—	—	20,777
Other current assets	—	8,603	3,108	—	11,711
Total current assets	4,132	374,040	64,335	—	442,507
Property, plant and equipment, net	34,790	27,184	1,762	—	63,736
Deferred financing fees, net	8,635	—	—	—	8,635
Investments and intercompany receivables	378,210	61,970	75,545	(515,725)	—
Intangible assets, net	—	256,380	5,232	—	261,612
Goodwill	16,195	186,353	5,191	—	207,739
Other assets	—	1,091	135	—	1,226
Total assets	$441,962	$907,018	$152,200	$(515,725)	$985,455
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$55,000	$—	$—	$—	$55,000
Current portion of capital lease obligations	—	30	—	—	30
Accounts payable	—	59,517	4,550	—	64,067
Accrued expenses	13,012	49,671	4,342	—	67,025
Total current liabilities	68,012	109,218	8,892	—	186,122
Long-term debt, less current portion	347,522	—	—	—	347,522
Capital lease obligations, less current portion	—	8	—	—	8
Deferred taxes	—	56,352	—	—	56,352
Other noncurrent liabilities	—	13,976	7,433	—	21,409
Long-term intercompany payables	—	409,021	68,615	(477,636)	—
Total liabilities	415,534	588,575	84,940	(477,636)	611,413
Total stockholder’s equity	26,428	318,443	67,260	(38,089)	374,042
Total liabilities and stockholder’s equity	$441,962	$907,018	$152,200	$(515,725)	$985,455

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Fiscal Quarter Ended June 29, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$195,232	$14,201	$(7,852)	$201,581
Cost of sales	—	124,631	12,930	(7,852)	129,709
Gross profit	—	70,601	1,271	—	71,872
Selling, general and administrative expenses	15,729	41,577	6,429	—	63,735
Amortization of intangibles.	—	1,815	—	—	1,815
(Loss) income from operations	(15,729)	27,209	(5,158)	—	6,322
Interest expense, net	10,201	317	16	—	10,534
Share of net income (loss) of subsidiaries under equity method	26,015	(5,213)	—	(20,802)	—
Income (loss) before income taxes	85	21,679	(5,174)	(20,802)	(4,212)
Income tax (benefit) expense	—	(4,336)	39	—	(4,297)
Net income (loss)	85	26,015	(5,213)	(20,802)	85
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(2,025)	—	(2,025)
Comprehensive income (loss)	$85	$26,015	$(7,238)	$(20,802)	$(1,940)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended June 30, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$208,870	$22,357	$(17,160)	$214,067
Cost of sales	—	138,165	18,227	(17,160)	139,232
Gross profit	—	70,705	4,130	—	74,835
Selling, general and administrative expenses	10,420	42,507	2,377	—	55,304
Amortization of intangibles	—	2,597	—	—	2,597
(Loss) income from operations	(10,420)	25,601	1,753		16,934
Interest expense, net	9,824	666	10	—	10,500
Share of net income of subsidiaries under equity method	23,952	1,465	—	(25,417)	—
Income before income taxes	3,708	26,400	1,743	(25,417)	6,434
Income tax expense	—	2,448	278	—	2,726
Net income	3,708	23,952	1,465	(25,417)	3,708
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,323)	—	(1,323)
Comprehensive income	$3,708	$23,952	$142	$(25,417)	$2,385

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive Income

Two Fiscal Quarters Ended June 29, 2013

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$403,817	$26,790	$(21,414)	$409,193
Cost of sales	—	260,426	24,811	(21,414)	263,823
Gross profit	—	143,391	1,979	—	145,370
Selling, general and administrative expenses	32,999	86,044	8,873	—	127,916
Amortization of intangibles	—	4,286	—	—	4,286
(Loss) income from operations	(32,999)	53,061	(6,894)	—	13,168
Interest expense, net	20,350	867	28	—	21,245
Share of net income (loss) of subsidiaries under equity method	51,371	(6,982)	—	(44,389)	—
(Loss) income before income taxes	(1,978)	45,212	(6,922)	(44,389)	(8,077)
Income tax (benefit) expense	—	(6,159)	60	—	(6,099)
Net (loss) income	(1,978)	51,371	(6,982)	(44,389)	(1,978)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(3,548)	—	(3,548)
Comprehensive (loss) income	$(1,978)	$51,371	$(10,530)	$(44,389)	$(5,526)

Condensed Consolidating Statement of Comprehensive Income

Two Fiscal Quarters Ended June 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$421,041	$34,665	$(25,358)	$430,348
Cost of sales	—	279,071	28,626	(25,358)	282,339
Gross profit	—	141,970	6,039	—	148,009
Selling, general and administrative expenses	22,137	85,427	4,880	—	112,444
Amortization of intangibles	—	5,194	—	—	5,194
(Loss) income from operations	(22,137)	51,349	1,159	—	30,371
Interest expense, net	19,988	1,114	21	—	21,123
Share of net income of subsidiaries under equity method	47,183	844	—	(48,027)	—
Income before income taxes	5,058	51,079	1,138	(48,027)	9,248
Income tax expense	—	3,896	294	—	4,190
Net income	5,058	47,183	844	(48,027)	5,058
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,528)	—	(1,528)
Comprehensive income (loss)	$5,058	$47,183	$(684)	$(48,027)	$3,530

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Two Fiscal Quarters Ended June 29, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,978)	$51,371	$(6,982)	$(44,389)	$(1,978)
Non-cash adjustments	676	(29,725)	1,226	44,389	16,566
Changes in operating assets and liabilities	5,786	(16,995)	(487)	—	(11,696)
Net cash provided by (used in) operating activities	4,484	4,651	(6,243)	—	2,892
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,749)	(3,842)	(455)	—	(19,046)
Net cash used in investing activities	(14,749)	(3,842)	(455)	—	(19,046)
Cash flows from financing activities:
Payments on capital lease obligations	—	(14)	—	—	(14)
Proceeds from revolving credit facility, net	20,000	—	—	—	20,000
Distribution to RBG	(9,098)	—	—	—	(9,098)
Net cash provided by (used in) financing activities	10,902	(14)	—	—	10,888
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,446)	—	(3,446)
Net change in cash and cash equivalents	637	795	(10,144)	—	(8,712)
Cash and cash equivalents, beginning of period	1,664	9,244	29,944	—	40,852
Cash and cash equivalents, end of period	$2,301	$10,039	$19,800	$—	$32,140

Condensed Consolidating Statement of Cash Flows

Two Fiscal Quarters Ended June 30, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,058	$47,183	$844	$(48,027)	$5,058
Non-cash adjustments	(5,570)	(28,699)	6,249	48,027	20,007
Changes in operating assets and liabilities, net of effects from purchase of business	(1,845)	(11,476)	(8,559)	—	(21,880)
Net cash (used in) provided by operating activities	(2,357)	7,008	(1,466)	—	3,185
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,321)	(4,651)	(687)	—	(11,659)
Purchase of business, net of cash acquired	—	(1,150)	—	—	(1,150)
Net cash used in investing activities	(6,321)	(5,801)	(687)	—	(12,809)
Cash flows from financing activities:
Payments on capital lease obligations	—	(13)	—	—	(13)
Proceeds from revolving credit facility, net	9,000	—	—	—	9,000
Net cash provided by (used in) financing activities	9,000	(13)	—	—	8,987
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,256)	—	(1,256)
Net change in cash and cash equivalents	322	1,194	(3,409)	—	(1,893)
Cash and cash equivalents, beginning of period	2,697	5,813	20,995	—	29,505
Cash and cash equivalents, end of period	$3,019	$7,007	$17,586	$—	$27,612

16. Subsequent Event

On August 2, 2013 our Company acquired an entity which held a license to distribute Bell motorcycle helmets throughout the world (excluding USA, Mexico, and Canada).

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

Gross Profit Margin

Gross profit is equal to our net sales minus our cost of sales. Gross profit margin measures gross profit as a percentage of our net sales. We state inventories at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead costs. Our gross profit margin may not be fully comparable to other sporting goods companies, as we include costs related to distribution and freight in cost of sales.

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

Factors Affecting our Business

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2013 may be affected by the following:

•	Economic Climate. The uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition. The current economic environment continues to affect our business in a number of direct and indirect ways including: reduced consumer demand for our products; tighter inventory management by retailers; reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; lack of credit availability, particularly for specialty retailers; inflation; and business disruptions due to difficulties experienced by suppliers and customers.

•	Retail Market Conditions. The retail market for sports equipment is extremely competitive, with strong pressure from retailers for lower prices. Also, we have experienced the effect of consumers trading down price points and delaying certain discretionary purchases, which has resulted in retailers reluctance to place orders for inventory in advance of selling seasons. Further, institutional customers have reduced or deferred purchases due to budget constraints. These trends may continue to have a negative impact on our businesses. We continue to address the retail environment through our focus on innovation and product development and emphasis on multiple price points.

•	Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, bring uniform methodologies to inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. Over a several year period we have transitioned production of certain products from our facilities to third party suppliers in Asia and other cost efficient sources of labor. However, as a result of our transition of the production of products from our own facilities to third party suppliers, we may become more vulnerable to higher levels of product defects, as well as increased sourced product costs, and our ability to mitigate such cost increases may be reduced.

•	Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of June 29, 2013, the outstanding principal balance under the ABL Facility was $55.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

•	Seasonality. Our business is subject to seasonal fluctuation. Sales of cycling products and accessories occur primarily during the warm weather months. Sales of baseball and softball products occur primarily in the late fall and winter months in preparation for the spring baseball and softball season. Sales of football equipment and reconditioning services are driven primarily by football buying patterns, where orders begin at the end of the school football season (December) and run through to the start of the next season (August). Shipments of football products and performance of reconditioning services reach a low point during the football season. Sales of ice hockey equipment are driven by ice hockey buying patterns with orders shipping in late spring for fall play. Seasonal impacts are increasingly mitigated by the increase in snowsports and powersports sales which, to a certain extent, counter the cycling, baseball, softball and football seasons.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Comprehensive (Loss) Income:

	Fiscal Quarter Ended
	June 29, 2013	% of Net Sales	June 30, 2012	% of Net Sales
	(Dollars in millions)
Net sales	$201.6	100.0%	$214.1	100.0%
Cost of sales	129.7	64.3%	139.3	65.0%
Gross profit	71.9	35.7%	74.8	35.0%
Selling, general and administrative expenses	63.8	31.7%	55.3	25.8%
Amortization of intangibles	1.8	0.9%	2.6	1.2%
Income from operations	$6.3	3.1%	$16.9	8.0%

	Two Fiscal Quarters Ended
	June 29, 2013	% of Net Sales	June 30, 2012	% of Net Sales
	(Dollars in millions)
Net sales	$409.2	100.0%	$430.3	100.0%
Cost of sales	263.8	64.5%	282.3	65.6%
Gross profit	145.4	35.5%	148.0	34.4%
Selling, general and administrative expenses	127.9	31.3%	112.4	26.1%
Amortization of intangibles	4.3	1.0%	5.2	1.2%
Income from operations	$13.2	3.2%	$30.4	7.1%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 29,	June 30,	Change		June 29,	June 30,	Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$112.0	$123.6	$(11.6)	(9.4%)	$236.3	$247.9	$(11.6)	(4.7%)
Action Sports	89.6	90.5	(0.9)	(1.0%)	172.9	182.4	(9.5)	(5.2%)
	$201.6	$214.1	$(12.5)	(5.8%)	$409.2	$430.3	$(21.1)	(4.9%)

Net sales in Team Sports and Action Sports during the second quarter of 2013 were negatively impacted by foreign currency exchange rate movements of $0.1 million and $0.2 million, respectively. On a constant currency basis, net sales in Team Sports decreased by $11.5 million or 9.3%, and net sales in Action Sports decreased by $0.7 million, or 0.7%. Net sales in Team Sports and Action Sports during the first two quarters of 2013 were negatively impacted by foreign currency exchange rate movements of $0.1 million and $0.3 million, respectively. On a constant currency basis, net sales in Team Sports decreased by $11.5 million or 4.7%, and net sales in Action Sports decreased by $9.2 million, or 5.0%.

Team Sports net sales decreased in the second quarter of 2013 when compared to the second quarter of 2012 from lower sales of Easton hockey products (stick sales impacted by the timing of stick launches and inflated retail inventories) and Riddell football helmets due to the prior year benefitting from the impact of the industry’s new ten-year helmet life policy, partially offset by growth in sales of Riddell non-helmet football products, Easton baseball and softball products and the performance of reconditioning services. The decrease in Team Sports net sales for the first two quarters of 2013 when compared to the same period in 2012 reflects the same trends, except for the growth in hockey skates during the first two quarters of 2013 driven by the introduction of the Easton Mako skate.

Action Sports net sales decreased in the second quarter of 2013 when compared to the second quarter of 2012 from lower sales of Easton cycling wheels and components and Blackburn accessories, partially offset by growth in sales of Giro cycling helmets in the specialty channel and juvenile licensed products in the mass channel. The decrease in Action Sports net sales for the first two quarters of 2013 when compared to the same period in 2012 reflect the impact of inclement weather earlier in the year on the cycling business. Action Sports net sales for both periods when compared to the prior year reflect growth in sales of Bell powersports helmets from expanded product offerings and geographic distribution and juvenile licensed products in the mass channel and lower sales of Giro snow products related to the timing of pre-season order shipments and exit of the fitness category.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 29, 2013	% of Net Sales	June 30, 2012	% of Net Sales	June 29, 2013	% of Net Sales	June 30, 2012	% of Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$70.0	62.5%	$78.1	63.2%	$149.6	63.3%	$159.7	64.4%
Action Sports	59.7	66.6%	61.2	67.6%	114.2	66.0%	122.6	67.2%
	$129.7	64.3%	$139.3	65.0%	$263.8	64.5%	$282.3	65.6%

For the second quarter and for the first two quarters of 2013, the decrease in Team Sports cost of sales as a percentage of net sales as compared to the same periods in 2012 relates to lower labor costs from the continued transition of Riddell football equipment reconditioning operations to Mexico, increased sales of higher margin Easton bats, introduction of the Easton Mako hockey skate and reduced close-out sales, partially offset by declines in sales of high margin Easton hockey sticks due to excess retail inventories and Riddell football helmets as the prior year reflects the non-recurring benefit from implementation of the industry’s ten-year helmet life policy.

For the second quarter and for the first two quarters of 2013, the decrease in Action Sports cost of sales as a percentage of net sales as compared to the same periods in 2012 relates to improved sales mix of specialty cycling helmets and increased sales of higher margin Bell powersports helmets, partially offset by the decline in and close-out sales of Easton cycling wheels and components.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
	June 29, 2013	% of Net Sales	June 30, 2012	% of Net Sales	June 29, 2013	% of Net Sales	June 30, 2012	% of Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$42.0	37.5%	$45.5	36.8%	$86.7	36.7%	$88.2	35.6%
Action Sports	29.9	33.4%	29.3	32.4%	58.7	34.0%	59.8	32.8%
	$71.9	35.7%	$74.8	35.0%	$145.4	35.5%	$148.0	34.4%

For the second quarter and for the first two quarters of 2013, the increase in Team Sports gross margin as a percentage of net sales as compared to the same periods in 2012 relates to lower labor costs from the continued transition of Riddell football equipment reconditioning operations to Mexico, increased sales of higher margin Easton bats, introduction of the Easton Mako hockey skate and reduced close-out sales, partially offset by declines in sales of high margin Easton hockey sticks due to the timing of stick launches and inflated retail inventories and Riddell football helmets as the prior year reflects the non-recurring benefit from implementation of the industry’s ten-year helmet life policy.

For the second quarter and for the first two quarters of 2013, the increase in Action Sports gross margin as a percentage of net sales as compared to the same periods in 2012 relates to improved sales mix of specialty cycling helmets and increased sales of higher margin Bell powersports helmets, partially offset by the decline in and close-out sales of Easton cycling wheels and components.

Selling, General and Administrative Expenses

SG&A expenses increased $8.5 million or 15.4% for the second quarter of 2013, as compared to the second quarter of 2012, due primarily to severance expenses related to management changes, increased equity compensation expense related to new grants, the write-off of goodwill and certain other assets and the recording of certain liabilities directly associated with lacrosse, and increased litigation and product liability expenses. SG&A expenses increased $15.5 million or 13.8% for the first two quarters of 2013, as compared to the first two quarters of 2012, due primarily to severance expenses related to management changes, increased equity compensation expense related to new grants, and the write-off of goodwill and certain other assets and the recording of certain liabilities directly associated with lacrosse.

Amortization of Intangibles

Amortization of intangibles was $1.8 million for the second quarter of 2013, as compared to $2.6 million for the second quarter of 2012. For the first two quarters of 2013, amortization of intangibles was $4.3 million, as compared to $5.2 million for the first two quarters of 2012. The decrease for both periods is due to certain intangible assets in the Team Sports segment becoming fully amortized in 2013.

Interest Expense

Interest expense for the second quarter and the first two fiscal quarters of 2013 was comparable to the same periods in 2012.

Income Tax Expense

Income tax benefit was $4.3 million for the second quarter of 2013 as compared to income tax expense of $2.7 million for the second quarter of 2012.  The effective tax rate was 102.0% for the second quarter of 2013, as compared to 42.4% for the second quarter of 2012.

Income tax benefit was $6.1 million for the first two quarters of 2013 as compared to income tax expense of $4.2 million for the first two quarters of 2012. The effective tax rate was 75.5% for the second quarter of 2013, as compared to 45.3% for the second quarter of 2012. For the second quarter and first two quarters of 2013, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes and meals and entertainment expenses. For the second quarter and first two quarters of 2012, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 52.0% at June 29, 2013, as compared to 49.9% at December 29, 2012. The increase was primarily attributable to the increase in the balance outstanding on the revolving credit facility to fund seasonal working capital requirements and capital expenditures and the decrease in shareholder’s equity as a result of the net loss for the first two fiscal quarters of 2013.

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At June 29, 2013, we had $55,000 outstanding under the ABL facility and $158,890 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At June 29, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

At June 29, 2013, the amount of loans issued under the New Holdco Facility was $144,958 including accrued interest.

Sources and Uses of Our Cash

Cash provided by operating activities was $2.9 million for the first two quarters of 2013, as compared to $3.2 million in the first two quarters of 2012. The change in cash provided by operating activities between the periods primarily reflects timing of sales and collection of accounts receivable, timing of inventory purchases and the timing of payments to suppliers, offset by the decrease in income in 2013 and changes in the non-cash reconciling items, primarily equity compensation expense and deferred income taxes.

We had $256.4 million in working capital as of June 29, 2013, as compared to $273.7 million at December 29, 2012. The $17.3 million decrease in working capital primarily results from the increase in revolver borrowings and accrued expenses, and the decrease in cash, partially offset by the decrease in accounts payable.

Cash used in investing activities was $19.0 million for the first two quarters of 2013, as compared to $12.8 million in the first two quarters of 2012. The first two quarters of 2013 includes higher purchases of property, plant and equipment primarily related to investments in a new facility as compared to 2012, partially offset by the inclusion of $1.2 million for the purchase of a business in the first two quarters of 2012, while no similar purchase was made in 2013.

Cash provided by financing activities was $10.9 million for the first two quarters of 2013, as compared to $9.0 million in the first two quarters of 2012. The first two quarters of 2013 reflect higher net borrowings on the revolving credit facility as compared to 2012, partially offset by a $9.1 million distribution made to RBG in 2013, while no distribution was made in the first two quarters of 2012.

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

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases, foreign currency based accounts receivable and operating expenses. At June 29, 2013, there were foreign currency exchange forward contracts in effect for the purchase of United States $2.1 million aggregated notional amounts, or approximately 2.1 million Canadian Dollars, and the purchase of United States $1.1 million aggregated notional amounts, or approximately 15.0 million Mexican Pesos. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at June 29, 2013, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected third quarter 2013 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of forecasted amounts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of June 29, 2013, the outstanding principal balance under this facility was $55.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.4% for the second fiscal quarter of 2013, based on the average ABL Facility balance of $63.0 million would result in an increase in interest expense of less than $0.1 million for the fiscal quarter ended June 29, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 29, 2013, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We are also involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. We do not believe that any resulting damage awards will have a material adverse effect on our financial results. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. The details of such lawsuit have been previously disclosed in prior Company filings. On June 10, 2013, we settled the lawsuit.

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

Item  6. Exhibits

(a)

The following exhibits are filed or incorporated by reference as part of this Form 10-Q. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*):

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are:
4.1	Amendment No.1 to the Revolving Credit Agreement	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTON-BELL SPORTS, INC. Registrant
Dated:	August 13, 2013	/s/ TERRY G. LEE
Terry G. Lee
Executive Chairman and Chief Executive Officer (Principal Executive Officer)
Dated:	August 13, 2013	/s/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)