Form 10-Q
period 2013-09-28
EASTON-BELL SPORTS, INC.
filed 2013-11-12
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

As of November 12, 2013, 100 shares of Easton-Bell Sports, Inc. common stock were outstanding.

EXPLANATORY NOTE

The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets as of September 28, 2013 (unaudited) and December 29, 2012	4

Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Quarter and Three Fiscal Quarters Ended September 28, 2013 (unaudited) and September 29, 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended September 28, 2013 (unaudited) and September 29, 2012 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 6. Exhibits	36

SIGNATURES	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 28, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,424	$40,852
Accounts receivable, net	205,667	228,201
Inventories, net	127,037	141,716
Prepaid expenses	5,787	6,162
Deferred taxes, net	20,777	20,777
Other current assets	10,595	13,183
Total current assets	406,287	450,891
Property, plant and equipment, net	66,856	55,549
Deferred financing fees, net	7,970	9,964
Intangible assets, net	271,173	265,898
Goodwill	207,739	208,697
Other assets	1,238	1,235
Total assets	$961,263	$992,234

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$15,000	$35,000
Current portion of capital lease obligations	30	28
Accounts payable	59,944	78,344
Accrued expenses	85,508	63,848
Total current liabilities	160,482	177,220
Long-term debt, less current portion	347,676	347,224
Capital lease obligations, less current portion	—	24
Deferred taxes	62,952	62,626
Other noncurrent liabilities	21,999	21,641
Total liabilities	593,109	608,735
Stockholder’s equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued and outstanding at September 28, 2013 and December 29, 2012	—	—
Additional paid-in capital	375,559	368,778
(Accumulated deficit) retained earnings	(6,138)	13,624
Accumulated other comprehensive (loss) income	(1,267)	1,097
Total stockholder’s equity	368,154	383,499
Total liabilities and stockholder’s equity	$961,263	$992,234

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited and amounts in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$199,421	$213,329	$608,614	$643,677
Cost of sales	129,448	137,076	393,271	419,415
Gross profit	69,973	76,253	215,343	224,262
Selling, general and administrative expenses	57,696	56,354	185,612	168,798
Amortization of intangibles	1,816	2,597	6,102	7,791
Income from operations	10,461	17,302	23,629	47,673
Interest expense, net	11,234	11,112	32,479	32,235
(Loss) income before income taxes	(773)	6,190	(8,850)	15,438
Income tax expense	7,913	2,531	1,814	6,721
Net (loss) income	(8,686)	3,659	(10,664)	8,717
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,184	2,593	(2,364)	1,065
Comprehensive (loss) income	$(7,502)	$6,252	$(13,028)	$9,782

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and amounts in thousands)

	Three Fiscal Quarters Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net (loss) income	$(10,664)	$8,717
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,845	23,786
Amortization of deferred financing fees and debt discount	2,446	2,405
Equity compensation expense	6,781	1,963
Deferred income taxes	326	2,177
Non-cash impairment charges	958	—
Disposal of property, plant and equipment	279	—
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable, net	22,516	17,012
Inventories, net	14,699	(2,543)
Other current and noncurrent assets	2,960	5,140
Accounts payable	(18,418)	(20,705)
Accrued expenses	18,943	8,547
Other noncurrent liabilities	358	910
Net cash provided by operating activities	63,029	47,409
Cash flows from investing activities:
Purchase of property, plant and equipment	(27,388)	(16,603)
Purchase of business, net of cash acquired	—	(1,150)
Purchase of intellectual property	(8,662)	(2,500)
Net cash used in investing activities	(36,050)	(20,253)
Cash flows from financing activities:
Proceeds from revolving credit facility	48,000	32,000
Payments on revolving credit facility	(68,000)	(54,000)
Payments on capital lease obligations	(22)	(20)
Distribution to RBG	(9,098)	—
Net cash used in financing activities	(29,120)	(22,020)
Effect of exchange rate changes on cash and cash equivalents	(2,287)	1,141
Net change in cash and cash equivalents	(4,428)	6,277
Cash and cash equivalents, beginning of period	40,852	29,505
Cash and cash equivalents, end of period	$36,424	$35,782

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

Certain amounts in the December 29, 2012 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the September 28, 2013 consolidated financial statements. These reclassifications have no effect on the previously reported income (loss).

Our Company’s fiscal quarters are 13-week periods ending on Saturdays. As a result, our Company’s third quarter of fiscal year 2013 ended on September 28, and the third quarter of fiscal year 2012 ended on September 29.

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

In June 2013, our Company made the decision to discontinue selling lacrosse equipment. This decision resulted in the write-off of $958 of goodwill directly associated with lacrosse. We do not consider sales of lacrosse equipment to be a significant activity of our Company. During the first three fiscal quarters of 2013, there were no other indicators of impairment to goodwill and intangible assets.

In August 2013, Bell acquired an entity whose principal asset was a license to distribute certain Bell products throughout the world (excluding USA, Mexico and Canada). As a result, the carrying amount of indefinite-lived intangible assets related to our Action Sports segment increased by $11,377, of which $8,662 was paid in cash.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Goodwill by segment is as follows:

	Team Sports	Action Sports	Consolidated
Balance as of September 28, 2013	$145,368	$62,371	$207,739

Acquired intangible assets are as follows:

	September 28, 2013		December 29, 2012
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(44,719)	62,514	(41,893)
Patents	60,345	(52,241)	60,345	(49,130)
Licensing and other	7,043	(6,310)	7,043	(6,145)
Total	$131,604	$(104,972)	$131,604	$(98,870)
Indefinite-lived intangible assets:
Trademarks, tradenames and other	$244,541		$233,164

3. Long-Term Debt

Long-term debt consisted of the following:

	September 28, 2013	December 29, 2012
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	15,000	35,000
Capital lease obligations	30	52
Total debt	365,030	385,052
Less unamortized debt discount on senior secured notes	(2,324)	(2,776)
Less Senior Secured Credit ABL Facility and capital lease obligations	(15,030)	(35,052)
Long-term debt, less current portion	$347,676	$347,224

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At September 28, 2013, we had $15,000 outstanding under the ABL facility and $167,212 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At September 28, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

At September 28, 2013, the amount of loans issued under the New Holdco Facility was $149,093 including accrued interest.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Other

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At September 28, 2013 and December 29, 2012, outstanding letters of credit issued under the revolving credit facilities for both periods totaled $3,256. The amount of unused lines of credit at September 28, 2013 and December 29, 2012, were $167,212 and $181,061, respectively.

Cash payments for interest were $1,783 and $1,664 for the fiscal quarters ended September 28, 2013 and September 29, 2012, respectively. For the first three fiscal quarters of 2013 and 2012, cash payments for interest were $21,637 and $21,432, respectively. Our Company amortized $665 of debt issuance costs during the third fiscal quarters of 2013 and 2012, respectively. For the first three fiscal quarters of 2013 and 2012, we amortized $1,994 of debt issuance costs for both periods.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 28, 2013	December 29, 2012
Salaries, wages, commissions, bonuses and severance	$25,415	$13,220
Interest	11,689	2,899
Product liability—current portion	6,152	5,017
Income taxes	6,125	2,983
Rebates	5,558	5,919
Advertising	5,507	6,211
Legal	4,912	9,057
Warranty	3,065	2,889
Other	17,085	15,653
Total accrued expenses	$85,508	$63,848

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead for manufactured products and freight and duty for purchased finished goods.

Inventories consisted of the following:

	September 28, 2013	December 29, 2012
Raw materials	$21,906	$27,275
Work-in-process	2,201	3,710
Finished goods	102,930	110,731
Inventories, net	$127,037	$141,716

6. Recent Accounting Pronouncements

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

Segment results for the fiscal quarter and three fiscal quarters ended September 28, 2013 and September 29, 2012, respectively, are as follows:

Fiscal Quarter Ended	Team Sports	Action Sports	Consolidated
September 28, 2013
Net sales	$116,679	$82,742	$199,421
Income from operations	18,881	4,362	23,243
Depreciation	2,937	2,237	5,174
Capital expenditures	4,579	3,763	8,342
September 29, 2012
Net sales	$123,929	$89,400	$213,329
Income from operations	20,158	11,114	31,272
Depreciation	3,221	2,203	5,424
Capital expenditures	2,649	2,295	4,944

Three Fiscal Quarters Ended	Team Sports	Action Sports	Consolidated
September 28, 2013
Net sales	$352,948	$255,666	$608,614
Income from operations	44,949	28,374	73,323
Depreciation	9,146	6,597	15,743
Capital expenditures	15,216	12,172	27,388
September 29, 2012
Net sales	$371,897	$271,780	$643,677
Income from operations	47,708	39,406	87,114
Depreciation	9,730	6,265	15,995
Capital expenditures	9,195	7,408	16,603

	Team Sports	Action Sports	Consolidated
Assets
As of September 28, 2013	$606,392	$354,871	$961,263
As of December 29, 2012	649,692	342,542	992,234

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

A reconciliation from the segment information to the Consolidated Statements of Comprehensive (Loss) Income is set forth below:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Segment income from operations	$23,243	$31,272	$73,323	$87,114
Equity compensation expense	(1,614)	(630)	(6,781)	(1,963)
Corporate expenses	(9,352)	(10,743)	(36,811)	(29,687)
Amortization of intangibles	(1,816)	(2,597)	(6,102)	(7,791)
Consolidated income from operations	$10,461	$17,302	$23,629	$47,673

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of September 28, 2013, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in fifty-six suits by groups of retired NFL players. These cases are at preliminary stages and we are unable to predict outcomes or reasonably estimate a range of possible losses, if any. While the claims are complex and the alleged injury occurrences span several years, we believe these complaints are without merit and are vigorously defending against them.  Further, during the time period of the factual allegations, the entity had product liability insurance from numerous carriers. Through insurance coverage counsel, we have been able to identify policies, put carriers on notice and pursue coverage claims. We anticipate that the insurance policies that were in place during the time periods covered by the allegations will afford adequate coverage for defense costs during the course of the litigation and, in the event that we are determined to have any liability in these matters, will adequately cover any liability.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

9. Income Taxes

Our Company recorded an income tax expense of $1,814 and $6,721 for the first three fiscal quarters of 2013 and 2012, respectively. Our Company’s effective tax rate was (20.5%) for the first three fiscal quarters of 2013, as compared to 43.5% for the first three fiscal quarters of 2012. For the first three fiscal quarters of 2013, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, foreign income taxes, state income taxes and changes to the valuation allowance. For the first three fiscal quarters of 2012, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

10. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of September 28, 2013, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive (Loss) Income.

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

The foreign currency exchange forward contracts in aggregated notional amounts in place to exchange United States Dollars at September 28, 2013 and December 29, 2012 were as follows:

	September 28, 2013			December 29, 2012
	U.S. Dollars	Foreign Currency		U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$533	Cdn$	527	$11,303	Cdn$	11,193
U.S. Dollars / Mexican Pesos	$262	Mxn$	3,512	$3,760	Mxn$	50,018

As of September 28, 2013, the fair value of the foreign currency exchange forward contracts, using Level 2 inputs from third party banks, represented assets of $22 and $4 for Canadian Dollar and Mexican Peso contracts, respectively. Changes in the fair value of the foreign currency exchange contracts are reflected in selling, general and administrative expenses each period.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

The assets and liabilities measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at September 28, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency exchange forward contracts	$—	$26	$—
Liabilities:
None	$—	$—	$—

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

The estimated fair values of the Company’s long-term debt including accrued interest were as follows:

	September 28, 2013		December 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.75% Senior Secured Notes	$359,241	$382,565	$349,973	$379,034

11. Accumulated Other Comprehensive (Loss) Income

The following is a reconciliation of the change in accumulated other comprehensive (loss) income for the three fiscal quarters of 2013:

Foreign Currency
Balance at December 29, 2012	$1,097
Other comprehensive loss	(1,523)
Balance at March 30, 2013	(426)
Other comprehensive loss	(2,025)
Balance at June 29, 2013	(2,451)
Other comprehensive income	1,184
Balance at September 28, 2013	$(1,267)

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

To receive units under the CIP, each prospective participant had to return to our Company any outstanding Class B Common units that were previously issued to such prospective participant pursuant to the Parent’s equity incentive plan. All units granted under the CIP will vest upon a qualified liquidity event that occurs prior to the seven-year anniversary of the effective date of the CIP. The vesting of all or any portion of the participants’ units may be accelerated at any time at the sole discretion of the board of directors of our Company. As of September 28, 2013, we have not recognized any compensation expense for the CIP as the occurrence of a qualified liquidity event is currently deemed to be improbable. As conditions change, we will assess the probability and record any such compensation costs deemed necessary in accordance with applicable accounting standards.

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

Our Company also utilized the Monte Carlo Analysis for Units granted subsequent to December 13, 2012 and expects to use the Monte Carlo Analysis for future grants. For Units issued prior to December 14, 2012, our Company used the Black-Scholes option pricing model to determine the fair value of the Units granted. For Units granted during the third fiscal quarter of 2013, the weighted average grant date fair value per Unit was $0.56.

The following weighted average assumptions were used in the Monte Carlo Analysis for Units granted during the third fiscal quarter of 2013:

Risk-free interest rate	0.7%
Expected volatility(1)	30.0%

_________________________________________________________

(1)Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of September 28, 2013, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized the following unit based non-cash compensation expense, included in selling, general and administrative expenses, for its Units during the first three fiscal quarters of 2013 and 2012 as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Equity compensation expense	$1,614	$630	$6,781	$1,963

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

As of September 28, 2013, there was $19,049 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units. This was comprised of $8,114 related to time based vesting Units and $10,935 related to the performance based vesting Units. The unrecognized cost related to the time based vesting Units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting Units will be recognized when it becomes probable that the performance conditions will be met.

Our Company’s Unit activity under the Incentive Plan is as follows:

Number of Units
Outstanding at December 29, 2012	108,156,595
Cancelled	(40,648,488)
Outstanding at March 30, 2013	67,508,107
Granted	41,788,866
Cancelled	(9,487,216)
Outstanding at June 29, 2013	99,809,757
Granted	3,037,320
Outstanding at September 28, 2013	102,847,077
Vested Units at September 28, 2013	50,884,873

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

The following is a reconciliation of the changes in our Company’s product warranty liability:

	2013	2012
Beginning of period	$2,889	$2,240
Warranty costs incurred during the period	(2,279)	(2,284)
Warranty expense recorded during the period	2,268	2,440
End of first fiscal quarter	2,878	2,396
Warranty costs incurred during the period	(1,760)	(1,571)
Warranty expense recorded during the period	1,856	1,912
End of second fiscal quarter	2,974	2,737
Warranty costs incurred during the period	(951)	(1,233)
Warranty expense recorded during the period	1,042	1,168
End of third fiscal quarter	$3,065	$2,672

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton own certain of the properties currently leased by Easton. Rent expense pursuant to such affiliate leases was $274 and $281 for the third fiscal quarters of 2013 and 2012 respectively. For the first three fiscal quarters of 2013 and 2012, rent expense pursuant to such affiliate leases was $823 and $842, respectively.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis at September 28, 2013 and for the third fiscal quarter of 2013, the first three fiscal quarters of 2013 and the respective comparable periods for fiscal 2012. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

September 28, 2013

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,005	$10,253	$23,166	$—	$36,424
Accounts receivable, net	—	179,249	26,418	—	205,667
Inventories, net	—	114,257	12,780	—	127,037
Prepaid expenses	1,839	2,888	1,060	—	5,787
Deferred taxes	—	20,777	—	—	20,777
Other current assets	—	7,668	2,927	—	10,595
Total current assets	4,844	335,092	66,351	—	406,287
Property, plant and equipment, net	38,301	26,562	1,993	—	66,856
Deferred financing fees, net	7,970	—	—	—	7,970
Investments and intercompany receivables	362,778	70,756	81,249	(514,783)	—
Intangible assets, net	—	265,781	5,392	—	271,173
Goodwill	16,195	186,353	5,191	—	207,739
Other assets	—	1,105	133	—	1,238
Total assets	$430,088	$885,649	$160,309	$(514,783)	$961,263
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$15,000	$—	$—	$—	$15,000
Current portion of capital lease obligations	—	30	—	—	30
Accounts payable	—	57,553	2,391	—	59,944
Accrued expenses	22,023	59,091	4,394	—	85,508
Total current liabilities	37,023	116,674	6,785	—	160,482
Long-term debt, less current portion	347,676	—	—	—	347,676
Deferred taxes	—	62,952	—	—	62,952
Other noncurrent liabilities	—	14,566	7,433	—	21,999
Long-term intercompany payables	—	399,404	78,232	(477,636)	—
Total liabilities	384,699	593,596	92,450	(477,636)	593,109
Total stockholder’s equity	45,389	292,053	67,859	(37,147)	368,154
Total liabilities and stockholder’s equity	$430,088	$885,649	$160,309	$(514,783)	$961,263

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Fiscal Quarter Ended September 28, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,298	$16,597	$(10,474)	$199,421
Cost of sales	—	125,592	14,330	(10,474)	129,448
Gross profit	—	67,706	2,267	—	69,973
Selling, general and administrative expenses	10,966	44,468	2,262	—	57,696
Amortization of intangibles.	—	1,816	—	—	1,816
(Loss) income from operations	(10,966)	21,422	5		10,461
Interest expense, net	10,238	982	14	—	11,234
Share of net income (loss) of subsidiaries under equity method	12,518	(64)	—	(12,454)	—
(Loss) income before income taxes	(8,686)	20,376	(9)	(12,454)	(773)
Income tax expense	—	7,858	55	—	7,913
Net (loss) income	(8,686)	12,518	(64)	(12,454)	(8,686)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	1,184	—	1,184
Comprehensive (loss) income	$(8,686)	$12,518	$1,120	$(12,454)	$(7,502)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Quarter Ended September 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$199,665	$24,253	$(10,589)	$213,329
Cost of sales	—	130,395	17,270	(10,589)	137,076
Gross profit	—	69,270	6,983	—	76,253
Selling, general and administrative expenses	12,041	41,804	2,509	—	56,354
Amortization of intangibles	—	2,597	—	—	2,597
(Loss) income from operations	(12,041)	24,869	4,474		17,302
Interest expense, net	10,221	879	12	—	11,112
Share of net income of subsidiaries under equity method	25,921	3,532	—	(29,453)	—
Income before income taxes	3,659	27,522	4,462	(29,453)	6,190
Income tax expense	—	1,601	930	—	2,531
Net income	3,659	25,921	3,532	(29,453)	3,659
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,593	—	2,593
Comprehensive income	$3,659	$25,921	$6,125	$(29,453)	$6,252

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Fiscal Quarters Ended September 28, 2013

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$597,115	$43,387	$(31,888)	$608,614
Cost of sales	—	386,018	39,141	(31,888)	393,271
Gross profit	—	211,097	4,246	—	215,343
Selling, general and administrative expenses	43,965	130,512	11,135	—	185,612
Amortization of intangibles	—	6,102	—	—	6,102
(Loss) income from operations	(43,965)	74,483	(6,889)	—	23,629
Interest expense, net	30,588	1,849	42	—	32,479
Share of net income (loss) of subsidiaries under equity method	63,889	(7,046)	—	(56,843)	—
(Loss) income before income taxes	(10,664)	65,588	(6,931)	(56,843)	(8,850)
Income tax expense	—	1,699	115	—	1,814
Net (loss) income	(10,664)	63,889	(7,046)	(56,843)	(10,664)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(2,364)	—	(2,364)
Comprehensive (loss) income	$(10,664)	$63,889	$(9,410)	$(56,843)	$(13,028)

Condensed Consolidating Statement of Comprehensive Income

Three Fiscal Quarters Ended September 29, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$620,706	$58,918	$(35,947)	$643,677
Cost of sales	—	409,466	45,896	(35,947)	419,415
Gross profit	—	211,240	13,022	—	224,262
Selling, general and administrative expenses	34,178	127,231	7,389	—	168,798
Amortization of intangibles	—	7,791	—	—	7,791
(Loss) income from operations	(34,178)	76,218	5,633	—	47,673
Interest expense, net	30,209	1,993	33	—	32,235
Share of net income of subsidiaries under equity method	73,104	4,376	—	(77,480)	—
Income before income taxes	8,717	78,601	5,600	(77,480)	15,438
Income tax expense	—	5,497	1,224	—	6,721
Net income	8,717	73,104	4,376	(77,480)	8,717
Other comprehensive income:
Foreign currency translation adjustment	—	—	1,065	—	1,065
Comprehensive income	$8,717	$73,104	$5,441	$(77,480)	$9,782

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and amounts in thousands, except as specified)

Condensed Consolidating Statement of Cash Flows

Three Fiscal Quarters Ended September 28, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(10,664)	$63,889	$(7,046)	$(56,843)	$(10,664)
Non-cash adjustments	47,020	(75,863)	4,635	56,843	32,635
Changes in operating assets and liabilities	14,789	27,484	(1,215)	—	41,058
Net cash provided by (used in) operating activities	51,145	15,510	(3,626)	—	63,029
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,706)	(5,817)	(865)	—	(27,388)
Purchase of intellectual property	—	(8,662)	—	—	(8,662)
Net cash used in investing activities	(20,706)	(14,479)	(865)	—	(36,050)
Cash flows from financing activities:
Payments on capital lease obligations	—	(22)	—	—	(22)
Payments on revolving credit facility, net	(20,000)	—	—	—	(20,000)
Distribution to RBG	(9,098)	—	—	—	(9,098)
Net cash used in financing activities	(29,098)	(22)	—	—	(29,120)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,287)	—	(2,287)
Net change in cash and cash equivalents	1,341	1,009	(6,778)	—	(4,428)
Cash and cash equivalents, beginning of period	1,664	9,244	29,944	—	40,852
Cash and cash equivalents, end of period	$3,005	$10,253	$23,166	$—	$36,424

Condensed Consolidating Statement of Cash Flows

Three Fiscal Quarters Ended September 29, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,717	$73,104	$4,376	$(77,480)	$8,717
Non-cash adjustments	22,542	(77,590)	7,899	77,480	30,331
Changes in operating assets and liabilities, net of effects from purchase of business	6,222	17,176	(15,037)	—	8,361
Net cash provided by (used in) operating activities	37,481	12,690	(2,762)	—	47,409
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,454)	(7,043)	(1,106)	—	(16,603)
Purchase of business, net of cash acquired	—	(1,150)	—	—	(1,150)
Purchase of intellectual property	—	(2,500)	—	—	(2,500)
Net cash used in investing activities	(8,454)	(10,693)	(1,106)	—	(20,253)
Cash flows from financing activities:
Payments on capital lease obligations	—	(20)	—	—	(20)
Payments on revolving credit facility, net	(22,000)	—	—	—	(22,000)
Net cash used in financing activities	(22,000)	(20)	—	—	(22,020)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,141	—	1,141
Net change in cash and cash equivalents	7,027	1,977	(2,727)	—	6,277
Cash and cash equivalents, beginning of period	2,697	5,813	20,995	—	29,505
Cash and cash equivalents, end of period	$9,724	$7,790	$18,268	$—	$35,782

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A expenses include all operating expenses not included in cost of sales, primarily, selling, marketing, administrative payroll, research and development, product liability, insurance and non-manufacturing lease expense, as well as certain depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.

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

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of September 28, 2013, the outstanding principal balance under the ABL Facility was $15.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Comprehensive (Loss) Income:

	Fiscal Quarter Ended
	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales
	(Dollars in millions)
Net sales	$199.4	100.0%	$213.3	100.0%
Cost of sales	129.4	64.9%	137.1	64.3%
Gross profit	70.0	35.1%	76.2	35.7%
Selling, general and administrative expenses	57.7	28.9%	56.3	26.4%
Amortization of intangibles	1.8	0.9%	2.6	1.2%
Income from operations	$10.5	5.3%	$17.3	8.1%

	Three Fiscal Quarters Ended
	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales
	(Dollars in millions)
Net sales	$608.6	100.0%	$643.7	100.0%
Cost of sales	393.3	64.6%	419.4	65.2%
Gross profit	215.3	35.4%	224.3	34.8%
Selling, general and administrative expenses	185.6	30.5%	168.8	26.2%
Amortization of intangibles	6.1	1.0%	7.8	1.2%
Income from operations	$23.6	3.9%	$47.7	7.4%

Net Sales

The following table sets forth for the periods indicated, net sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 28,	September 29,	Change		September 28,	September 29,	Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Team Sports	$116.7	$123.9	$(7.2)	(5.8%)	$352.9	$371.9	$(19.0)	(5.1%)
Action Sports	82.7	89.4	(6.7)	(7.5%)	255.7	271.8	(16.1)	(5.9%)
	$199.4	$213.3	$(13.9)	(6.5%)	$608.6	$643.7	$(35.1)	(5.5%)

Net sales in Team Sports during the third quarter of 2013 were negatively impacted by foreign currency exchange rate movements of $0.4 million. On a constant currency basis, net sales in Team Sports decreased by $6.8 million or 5.5%. Net sales in Team Sports and Action Sports during the first three quarters of 2013 were negatively impacted by foreign currency exchange rate movements of $0.5 million and $0.3 million, respectively. On a constant currency basis, net sales in Team Sports decreased by $18.4 million or 5.0%, and net sales in Action Sports decreased by $15.9 million, or 5.8%.

Team Sports net sales decreased in the third quarter of 2013 when compared to the third quarter of 2012 from lower sales of Easton hockey products (inflated retail inventories, particularly the stick category from multiple manufacturer product launches and loss of market share) and Riddell football helmets due to the prior year benefitting from the impact of the industry’s new ten-year helmet life policy, partially offset by growth in sales of Riddell non-helmet football products and Easton baseball and softball products driven by the introduction of the Mako bat and hockey skates with the introduction of the Mako skate. The decrease in Team Sports net sales for the first three quarters of 2013 when compared to the same period in 2012 reflects the same trends, except for the growth in the performance of reconditioning services.

Action Sports net sales decreased in the third quarter of 2013 when compared to the third quarter of 2012 from lower cycling product sales due to inclimate weather earlier in the year leading to excess retail inventories and competitive pressure in the market and exit of the low-margin, non-core fitness products category, partially offset by growth in Bell powersports helmets from market share gains driven by product innovation and expanded geographic distribution, growth in Giro snow sports categories as the market rebounds from the two recent dismal weather related seasons and growth of juvenile licensed cycling products in the mass channel under the recently acquired Disney license. The decrease in Action Sports net sales for the first three quarters of 2013 when compared to the same period in 2012 reflects the same trends.

Cost of Sales

The following table sets forth for the periods indicated, cost of sales for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$71.6	61.4%	$75.6	61.0%	$221.2	62.7%	$235.3	63.3%
Action Sports	57.8	69.9%	61.5	68.8%	172.1	67.3%	184.1	67.7%
	$129.4	64.9%	$137.1	64.3%	$393.3	64.6%	$419.4	65.2%

For the third quarter of 2013, the increase in Team Sports cost of sales as a percentage of net sales as compared to the same period in 2012 relates to the declines in sales of high-margin Easton hockey sticks and Riddell football helmets, partially offset by increased sales of higher margin Easton bats. For the first three quarters of 2013, the decrease in Team Sports cost of sales as a percentage of net sales as compared to the same period in 2012 relates to the continued transition of Riddell football equipment reconditioning operations to Mexico, increased sales of higher-margin Easton bats, introduction of the Easton Mako hockey skate and reduced close-out sales, partially offset by declines in sales of high-margin Easton hockey sticks and Riddell football helmets.

For the third quarter of 2013, the increase in Action Sports cost of sales as a percentage of net sales as compared to the same period in 2012 relates to lower sales and closeout sales of Easton cycling wheels and components, which negated the gains from increased sales of higher-margin Bell powersports helmets and Giro snow sports products. For the first three quarters of 2013, the decrease in Action Sports cost of sales as a percentage of net sales as compared to the same period in 2012 relates to increased sales of higher-margin Bell powersports helmets and Giro snow sports products, partially offset by lower sales and closeout sales of Easton cycling wheels and components.

Gross Profit

The following table sets forth for the periods indicated, gross profit for each of our segments:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales
	(Dollars in millions)				(Dollars in millions)
Team Sports	$45.1	38.6%	$48.3	39.0%	$131.8	37.3%	$136.6	36.7%
Action Sports	24.9	30.1%	27.9	31.2%	83.5	32.7%	87.7	32.3%
	$70.0	35.1%	$76.2	35.7%	$215.3	35.4%	$224.3	34.8%

For the third quarter of 2013, the decrease in Team Sports gross margin as a percentage of net sales as compared to the same period in 2012 relates to the declines in sales of high-margin Easton hockey sticks and Riddell football helmets, partially offset by increased sales of higher margin Easton bats. For the first three quarters of 2013, the increase in Team Sports gross margin as a percentage of net sales as compared to the same period in 2012 relates to the continued transition of Riddell football equipment reconditioning operations to Mexico, increased sales of higher-margin Easton bats, introduction of the Easton Mako hockey skate and reduced close-out sales, partially offset by declines in sales of high-margin Easton hockey sticks and Riddell football helmets.

For the third quarter of 2013, the decrease in Action Sports gross margin as a percentage of net sales as compared to the same period in 2012 relates to lower sales and closeout sales of Easton cycling wheels and components, which negated the gains from increased sales of higher-margin Bell powersports helmets and Giro snow sports products. For the first three quarters of 2013, the increase in Action Sports gross margin as a percentage of net sales as compared to the same period in 2012 relates to increased sales of higher-margin Bell powersports helmets and Giro snow sports products, partially offset by lower sales and closeout sales of Easton cycling wheels and components.

Selling, General and Administrative Expenses

SG&A expenses increased $1.4 million or 2.5% for the third quarter of 2013, as compared to the third quarter of 2012, due primarily to severance expenses related to management changes, increased equity compensation expense related to new grants and increased litigation and product liability expenses. SG&A expenses increased $16.8 million or 10.0% for the first three quarters of 2013, as compared to the first three quarters of 2012, due primarily to severance expenses related to management changes, increased equity compensation expense related to new grants, increased litigation and product liability expenses and the write-off of goodwill and certain other assets and the recording of certain liabilities directly associated with lacrosse.

Amortization of Intangibles

Amortization of intangibles was $1.8 million for the third quarter of 2013, as compared to $2.6 million for the third quarter of 2012. For the first three quarters of 2013, amortization of intangibles was $6.1 million, as compared to $7.8 million for the first three quarters of 2012. The decrease for both periods is due to certain intangible assets in the Team Sports segment becoming fully amortized in 2013.

Interest Expense

Interest expense for the third quarter and the first three fiscal quarters of 2013 was comparable to the same periods in 2012.

Income Tax Expense

Income tax expense was $7.9 million in the third quarter of 2013 as compared to $2.5 million in the third quarter of 2012. Our Company estimates the annual tax rate using projected earnings for the year, and as a result of the loss before income taxes incurred in the third quarter of 2013, has revised the tax rate for the full-year. As a result, the effective tax rate was greater than 100% for the third quarter of 2013, as compared to 40.9% for the third quarter of 2012.

Income tax expense was $1.8 million for the first three quarters of 2013 as compared to $6.7 million for the first three quarters of 2012. The effective tax rate was (20.5%) for the first three quarters of 2013, as compared to 43.5% for the first three quarters of 2012. For the third quarter and first three quarters of 2013, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, foreign income taxes, state income taxes and changes to the valuation allowance. For the third quarter and first three quarters of 2012, the difference between the effective rate and the statutory rate is primarily attributable to the permanent difference for equity compensation expense, state income taxes, meals and entertainment expenses and unrecognized tax benefits.

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 49.8% at September 28, 2013, as compared to 49.9% at December 29, 2012. The decrease was primarily attributable to the decrease in the balance outstanding on the revolving credit facility, partially offset by the decrease in shareholder’s equity as a result of the net loss for the first three fiscal quarters of 2013.

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At September 28, 2013, we had $15,000 outstanding under the ABL facility and $167,212 of additional availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At September 28, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

At September 28, 2013, the amount of loans issued under the New Holdco Facility was $149,093 including accrued interest.

Sources and Uses of Our Cash

Cash provided by operating activities was $63.0 million for the first three quarters of 2013, as compared to $47.4 million in the first three quarters of 2012. The change in cash provided by operating activities between the periods primarily reflects timing of sales and collection of accounts receivable, timing of inventory purchases, the timing of payments to suppliers, and changes in equity compensation expense which is a non-cash reconciling item, offset by the decrease in income in 2013.

We had $245.8 million in working capital as of September 28, 2013, as compared to $273.7 million at December 29, 2012. The $27.9 million decrease in working capital primarily results from the decrease in accounts receivable and inventory and the increase in accrued expenses, partially offset by the decrease in revolver borrowings and accounts payable.

Cash used in investing activities was $36.1 million for the first three quarters of 2013, as compared to $20.3 million in the first three quarters of 2012. The first three quarters of 2013 includes higher purchases of property, plant and equipment primarily related to investments in a new distribution facility as compared to 2012 and the higher purchase of intellectual property of $6.2 million in 2013 as compared to 2012, partially offset by the inclusion of $1.2 million for the purchase of a business in the first three quarters of 2012, while no similar purchase was made in 2013.

Cash used in financing activities was $29.1 million for the first three quarters of 2013, as compared to $22.0 million in the first three quarters of 2012. The first three quarters of 2013 reflect a $9.1 million distribution made to RBG, primarily to pay interest on the New Holdco Facility, while no distribution was made in the first three quarters of 2012, partially offset by lower net payments on the revolving credit facility in 2013 as compared to 2012.

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

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases, foreign currency based accounts receivable and operating expenses. At September 28, 2013, there were foreign currency exchange forward contracts in effect for the purchase of United States $0.5 million aggregated notional amounts, or approximately 0.5 million Canadian Dollars, and the purchase of 3.5 million Mexican Pesos aggregated notional amounts, or approximately United States $0.3 million. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at September 28, 2013, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected fourth quarter 2013 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of forecasted amounts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of September 28, 2013, the outstanding principal balance under this facility was $15.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.7% for the third fiscal quarter of 2013, based on the average ABL Facility balance of $34.7 million would result in an increase in interest expense of less than $0.1 million for the fiscal quarter ended September 28, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 28, 2013, the end of the fiscal period covered by this quarterly report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

EASTON-BELL SPORTS, INC. Registrant
Dated:	November 12, 2013	/s/ TERRY G. LEE
Terry G. Lee
Executive Chairman and Chief Executive Officer (Principal Executive Officer)
Dated:	November 12, 2013	/s/ MARK A. TRIPP
Mark A. Tripp
Chief Financial Officer (Principal Financial Officer)