Form 10-K
period 2013-12-28
EASTON-BELL SPORTS, INC.
filed 2014-03-28
CIK 1322739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

At March 28, 2014, 100 shares of Easton-Bell Sports, Inc. were outstanding.

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

We currently sell a broad range of products primarily under four well-known brands—Easton® (baseball, softball and ice hockey equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snowsports helmets and accessories) and Riddell® (football equipment, apparel and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.

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

In February 2014, we entered into an agreement with Bauer Performance Sports or BPS under which BPS will acquire the Easton Baseball/Softball business. The acquisition is subject to regulatory approvals and customary closing conditions and is expected to be completed in April 2014. We are also working towards an agreement with a third party for the sale of the Easton Hockey business.

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal years 2013, 2012 and 2011 were comprised of 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Industry Overview

Sporting Goods Industry

We compete in the sporting goods industry, which includes sports equipment, athletic footwear and apparel. According to the Sports & Fitness Industry Association, or SFIA, manufacturers’ sales of sporting goods in the United States, our largest market, has grown from $48.4 billion in 2000 to $79.2 billion in 2012. The SFIA also reported that sales of sporting goods in the United States increased by 2.4% in 2012. Although sales figures for 2013 are not yet available, we believe that sales in both sports equipment and the sporting goods market increased slightly in 2013. We believe that, in the long-term, avid participants will continue to be willing to pay premium prices for high performance and enhanced-protection equipment, which should contribute to future market growth.

The sporting goods equipment industry continues to undergo consolidation. Certain equipment manufacturers have chosen to assemble a multitude of brands offering a wide range of commodity-like products often competing primarily on price. Others, including us, primarily focus on creating a portfolio of sporting goods products that are differentiated by high performance and compete on product quality, enhanced features, technology, styling, price and customer service.

Baseball and Softball

According to the SFIA, baseball and softball (including fast-pitch and slow-pitch) attracted approximately 13.0 million participants and 10.0 million participants, respectively in the United States in 2012. The SFIA reports that baseball participation had decreased 4.3% in 2012, while participation rates for fast-pitch softball increased 9.4% and slow-pitch softball decreased 5.1%. Wholesale shipments of baseball and softball equipment were approximately $491.0 million in 2012, as compared to $489.0 million in 2011. We believe the enthusiast base in these sports will experience continued growth, driven by increasing popularity of travel ball, club baseball and more frequent play.

Ice Hockey

According to the SFIA, ice hockey attracted 2.4 million participants in the United States in 2012 and United States wholesale shipments of ice hockey equipment was approximately $244.0 million in 2012, as compared to the $243.0 million sold in 2011. We estimate that the Canadian ice hockey market is at least as large as the United States market in terms of participants and dollars spent.

Football Helmets

According to the SFIA, tackle football attracted approximately 6.2 million United States participants and total United States manufacturers’ sales of football equipment were estimated at $516.0 million in 2012, representing a slight decrease compared to the $521.0 million sold in 2011. As the largest and most popular sport for high school and college males, the football market is expected to continue to grow. Competitive tackle football leagues, such as the NCAA, high school leagues and Pop Warner, have increasingly emphasized the safety of participants by enforcing exacting equipment standards with an increased focus on the protective characteristics of helmets. As a result, football helmets have typically commanded higher price points, as well as faster equipment replacement and reconditioning rates. Due to the prevalence of dedicated organizations and players that demand a high level of safety without sacrificing performance, we believe that growth in sales of high performance, technologically advanced football equipment, including helmets and shoulder pads, as well as reconditioning services resulting from this trend will continue to provide a growth opportunity.

Cycling Helmets and Related Accessories

According to the SFIA, cycling (including bicycle motocross, or BMX, road and mountain biking) attracted approximately 48.9 million participants in 2012, as compared to approximately 48.8 million in 2011. Cycling has become one of the most popular physical activities in the United States and many states have laws mandating the use of helmets while riding a bicycle for those under the age of 18. Cycling continues to be influenced by increased television coverage of major events such as the Tour de France. In addition, many observers believe that cycling sales and participation rates will continue to benefit from higher costs of gasoline and an increasing presence of the green movement and urban cycling programs.

The accessory segment of the United States bicycle industry is larger than the helmet segment and is driven by highly technical products that command premium prices. As the mix of riders has shifted towards high-end road cyclists, the demand for such accessories has increased significantly.

Helmets for Action Sports, including Snowsports and Powersports

According to SnowSports Industries America, or SIA, snowsports attracted approximately 31.1 million participants in the 2012/2013 season, as compared to approximately 31.9 million in the 2011/2012 season. The SFIA estimates that United States manufacturers’ sales of ski and snowboard equipment were estimated at $498.0 million in 2012, representing a 6.2% decrease compared to $531.0 million in 2011, due to lack of snow in 2012 which decreased sales and participation. Events such as the ESPN X Games, the inclusion of snowboarding as a medal event in the Winter Olympics and the national recognition of leading board sport athletes have broadened general awareness of the action sports lifestyle. In addition, we believe that use of motor and other electric scooters is increasing. Growth in these sports should drive overall helmet sales as participants become more aware of the risk of head injuries.

Sports Apparel

According to the SFIA, wholesale spending for consumer sports apparel in the United States increased 1.5% in 2012, to approximately $31.8 billion in annual sales. The sports apparel segment is benefiting from consumers’ preference toward casual, comfortable clothing. Recent performance driven innovations, such as advanced features and highly technical fabrics, have fueled demand and increased price points for performance athletic apparel in recent years.

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

Our four primary brands include:

Easton. Under the Easton brand, founded in 1922, we offer baseball, softball and ice hockey equipment and cycling components. We believe Easton is recognized as one of the most innovative brands in the baseball, softball and ice hockey equipment industry. In Major League Baseball, or MLB, star players Andre Ethier and Jed Lowrie wear and use the Easton brand. We believe our hockey sticks are among the top brands used by National Hockey League, or NHL, players and that consumers choose Easton branded products due to their combination of performance, quality and value. As a result, we have been able to build and maintain relationships with some of the most visible professional athletes in the NHL, which includes Mike Cammalleri, Zach Parise and Brad Richards who wear and use Easton hockey equipment.

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

Giro. Under the Giro brand, founded in 1986, we offer premium products for cycling (including helmets, footwear, gloves and apparel) and snowsports (including helmets and goggles). We believe the Giro brand is the global market leader by total sales volume in premium cycling and snowsports helmets. We believe that consumers are willing to pay premium prices for Giro products due to Giro’s reputation for innovation, performance and market-leading design. The Giro brand image is reinforced through the use of Giro products by, and sponsorship of, leading professional athletes and ambassadors including American Olympic cyclist, Taylor Phinney, and Four Cross World Champion, Jared Graves.

Riddell. The Riddell brand, founded in 1929, is one of the most recognized brands in tackle football. The Riddell branded helmet is used by numerous Division I NCAA football teams and National Football League, or NFL players, resulting in significant awareness of the Riddell brand with the general public, as well as with youth leagues and high schools. Under the Riddell brand, we sell football helmets, shoulder pads and related equipment, uniforms and reconditioning services for our football and other team sports products. We also sell branded collectible products, such as replica football helmets which reflect NFL and popular collegiate team logos.

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

Products and Services

For the period ended December 28, 2013, we had two reportable segments: Team Sports and Action Sports. Our Team Sports segment primarily consists of football, baseball, softball, ice hockey and other team sports products and reconditioning services related to certain subcategories of these products. Our Action Sports segment primarily consists of helmets, equipment, components and accessories for cycling, snowsports and powersports. For financial information on each segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 6 to our Consolidated Financial Statements contained herein.

Team Sports

Our Team Sports segment produces technologically advanced equipment and apparel for baseball, softball, ice hockey and football and also provides reconditioning services for various sporting goods.

Baseball and Softball

We offer a broad line of baseball and softball (both slow-pitch and fast pitch) equipment and accessories (bats, gloves, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. Substantially all of our baseball and softball products are currently sold under the Easton brand name. Since our first aluminum bat was produced in 1969, our bats have featured advanced designs and materials to optimize hitting performance, feel and durability. Baseball and softball products accounted for approximately 22.3%, 19.6%, and 21.1% of our net sales in 2013, 2012 and 2011, respectively.

Ice Hockey

We offer a broad line of ice hockey equipment and accessories (sticks, blades, skates, protective equipment and apparel) for athletes and enthusiasts at all levels of competition. All of our ice hockey products are sold under the Easton brand name. We believe our sticks are among the top brands used by NHL players. Ice hockey products accounted for approximately 9.4%, 13.3%, and 13.4% of our net sales in 2013, 2012 and 2011, respectively.

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

Football equipment and reconditioning services accounted for approximately 16.2%, 16.5%, and 14.5% of our net sales in 2013, 2012 and 2011, respectively.

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

We also have entered into selective licensing agreements that allow third parties to manufacture and market products under the Riddell, Easton and MacGregor brand names. Products currently licensed include Easton footwear, Easton hockey apparel and MacGregor footwear and team sports equipment. We receive royalty income from sales of these products.

Other team sports products and licensing accounted for approximately 10.2%, 8.7%, and 7.6% of our net sales in 2013, 2012 and 2011, respectively.

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

Helmets — We offer helmets designed for cycling and action sports, including skateboarding and BMX biking. These helmets incorporate many proprietary technologies and feature styling designed to appeal to sports enthusiasts. Cycling and action sports helmets accounted for approximately 16.9%, 16.2%, and 16.4% of our net sales in 2013, 2012, and 2011 respectively.

Premium Cycling Components and Accessories — We offer premium cycling components under the Easton brand, including handlebars, tubing and wheels that are sold through specialty retailers and directly to original equipment manufacturers, or OEM. Our cycling components incorporate advanced designs and materials for optimal weight, strength and shock-absorbing characteristics and are frequently used by professional racing teams. Under the Blackburn brand name, we offer a broad range of high-performance accessories, including air pumps and CO2 inflators, aluminum racks, lights, cyclometers and tools. In 2010, we introduced a line of performance cycling footwear. Premium cycling components and accessories accounted for approximately 7.5%, 8.7%, and 7.7% of our net sales in 2013, 2012 and 2011, respectively.

Cycling Accessories — We offer a wide selection of cycling accessories, including lights, mirrors, reflectors, locks, pumps, pedals, tires, protective pads, gloves and bags under our Bell and CoPilot brands that are sold primarily through mass retailers. Cycling accessories accounted for approximately 10.2%, 9.8%, and 9.9% of our net sales in 2013, 2012 and 2011, respectively.

Snowsports

We offer helmets for various snowsports, including snowboarding and skiing, as well as various snowsports accessories. Our snowsports helmets and accessories are sold under the Giro brand name. We have consistently been a leader in comfort and fit, as well as performance, from our first snow helmet with adjustable vents to wireless audio helmets, which feature specially designed headphones that are built seamlessly into the helmet ear pads and can be used with MP3 players or other portable audio devices. Snowsports helmets accounted for approximately 4.3%, 3.8%, and 5.8% of our net sales in 2013, 2012 and 2011, respectively.

Powersports

We offer helmets for various powersports, including motocross, as well as various powersports accessories under the Bell brand name. Our powersports helmets are designed for motorcycles, both street and motocross, all-terrain vehicles (ATVs) and snowmobiles. Powersports helmets and accessories accounted for approximately 2.9%, 1.9%, and 1.3% of our net sales in 2013, 2012 and 2011, respectively.

Other Products and Accessories

Due to their non-core status, during 2013, we ceased selling our Bell and Savasa fitness product lines which offered fitness accessories, including mats, resistance bands, weights and other fitness products designed primarily for strength training, yoga and pilates. Fitness accessories accounted for approximately 0.1%, 1.5%, and 2.3% of our net sales in 2013, 2012 and 2011, respectively.

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

Action Sports

In cycling helmets and components, we compete with several national and regional competitors. Within the mass retail channel, our main competitor is Dorel Industries, Inc., which markets its products under such well-known brand names as Schwinn, Mongoose and GT. Dorel competes with us primarily on brand name recognition and price. In the specialty retail channel, our primary competitors are Specialized Bicycle Components and Trek Bicycle Corporation, both of whom compete with us mostly on a combination of performance, price, style, quality, design and focus on cycling enthusiasts.

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

Sales of Team Sports Products

Retail Sales

We sell a broad selection of our team sports products, including those for baseball, softball, ice hockey and to a lesser extent football, to both national and regional full-line sporting goods retailers in North America. We believe that our leading brands and the breadth and depth of our product portfolio match well with sporting goods chains’ marketing strategies, product selections and service capabilities, which generally fall between those of mass merchants and specialty retail accounts. Our extensive product selection allows sporting goods retailers to tailor their mix of our products to their individual selling strategies. In addition, we believe that sporting goods retailers benefit from consumer recognition and demand for our brands through increased foot traffic in their stores. We also sell team sports products to approximately 3,350 independent specialty retail accounts in North America. These retailers cater their marketing and product selections to sports enthusiasts who often seek premium products having the highest level of performance. We work with specialty customers to improve sales and profits by providing highly visible product displays and point-of-purchase signage.

Our team sports products that are sold to retail customers are sold through our network of approximately 40 in-house and independent sales representatives in the United States and Canada and through various third party distributors in other regions of the world. Our in-house sales team provides sales and support services to key retail accounts. Sales efforts to these customers are led by a national account manager, supported by other members of the sales team. These sales teams visit frequently with our larger customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

Institutional Sales

We primarily sell football helmets, shoulder pads, certain other team sports equipment, uniforms, accessories and reconditioning services to educational institutions and athletic leagues. We have a direct sales force and marketing team of approximately 235 individuals, which focus on sales to the NFL and approximately 18,000 high schools, 1,200 colleges and numerous youth leagues across the United States. We believe our institutional sales force, made up primarily of former players, former coaches and experienced industry sales professionals, is the largest national direct sales force for football products and services in the institutional sporting goods industry and provides us with a significant competitive advantage. Their experience helps us understand the needs, budgetary and timing constraints and other concerns of our customers and also facilitates education on new product offerings. Additionally, this approach allows us to sell equipment and reconditioning services directly to our customers, which enables us to more readily explore add-on sales opportunities. Our ability to actively manage the requirements of thousands of schools, leagues and professional teams with timely and expert service has aided us in establishing a reputation as a leader in customer service with a loyal customer base.

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

We utilize approximately 118 in-house and independent sales professionals across North America and a network of approximately 190 third-party distributors in other regions of the world to distribute our action sports products. Similar to our in-house sales team for team sports products, our in-house sales team for action sports products provides sales and support services to key retail accounts, including category management services for certain of our mass retail customers. These efforts are led by a national account manager, who is supported by other members of the sales team. These sales teams work with large sporting goods and mass retail customers to assist them with in-store merchandising, signage and market guidance, as well as to receive feedback and to anticipate future needs.

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

We sponsor several hundred individuals, including teams across baseball, softball, ice hockey, cycling, snowboarding, skiing, motocross, and other sports around the world. We believe that Riddell helmets are used by approximately 60% of the players in the NFL. At the youth level, Riddell is the Official Football Helmet & Protective Equipment Partner of USA Football and the Official Hardgoods Supplier of American Youth Football. Within hockey, we believe that approximately 30% of NHL players use Easton hockey sticks and in baseball, Easton is the official equipment supplier of the Little League World Series.

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

We invest in engineering and applied research to improve both the quality and performance of our current products and to develop new products. Our in-house product design, engineering, research and development and testing group includes approximately 188 employees. Our product development personnel work with top athletes to understand the latest industry trends and to develop new products or features that respond to their needs as well as set new industry standards. This team is augmented by additional product development, engineering and quality control personnel in the United States and Hong Kong who assist with the engineering and design of our products. We regularly test products throughout the development and manufacturing processes and all of our products are subjected throughout the manufacturing process to various quality control procedures that often exceed those mandated by law.

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

Our aluminum and composite baseball and softball bats are manufactured in Asia. We manufacture a portion of our composite ice hockey sticks and blades at our facility in Tijuana, Mexico and the balance of these products are sourced from various international suppliers. Custom ice hockey pants, gloves and skates were manufactured at our facility in Quebec, Canada during 2012, but manufacturing was transferred to Asia for 2013. We assemble and package a portion of our cycling and football helmets at our Elyria, Ohio and Rantoul, Illinois facilities, while the balance of our helmets are sourced from outside of the United States. Reconditioning services are performed at facilities strategically located throughout the United States and Mexico. In addition, we maintain a silk screening operation at our Elk Grove Village, Illinois facility to customize our football practice wear and uniform products with almost any logo, team name or other design that our customer requests.

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

Intellectual Property

We have a portfolio of approximately 215 patents along with approximately 165 pending patent applications. While we believe certain of these patents are material to the success of our products based on currently competing technology, we also believe that experience, reputation, brand recognition and our distribution network provide significant benefits to our business.

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

In connection with our purchase of Easton Sports, Inc., or Easton, in March 2006, we licensed the Easton trademark to certain affiliates of James L. Easton solely in connection with specific products or services, none of which currently compete with us. For a discussion of this license and other related technology licenses to such James L. Easton affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We also license the Easton trademark to third parties with respect to the production and marketing of footwear and hockey apparel and the MacGregor trademark primarily for athletic footwear and sports equipment. In addition, the Bell trademark is currently licensed to a third party for the production of auto racing helmets sold worldwide.

Employees

We believe that our relationships with our employees are good. As of December 28, 2013, we had approximately 2,397 employees, including 188 in product design, research and development and testing, 1,567 in operations, including manufacturing and distribution, 382 in sales and marketing and 260 in administration. Approximately 53 of our employees are represented by unions. Our collective bargaining agreement with a union in York, Pennsylvania, expires in December 2015, and an agreement with a union in Mount Vernon, New York, expires in January 2015.

Insurance and Risk Management

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend product liability cases brought against us and actively manage our product liability exposure through research and testing, active case management and insurance. We maintain levels of insurance which we believe to be adequate. Our primary product liability insurance policies expire in January 2015.

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

Turmoil in the financial markets could adversely affect economic activity in the United States and other regions of the world in which we do business. Our operations and performance depend significantly on worldwide economic conditions. Many of our products are discretionary items and the purchase of these items may be easily deferrable by consumers should the financial wherewithal of consumers not justify such purchases. Uncertainty about global economic conditions could pose a risk as some consumers and businesses could postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in the budgets of our institutional customers, such as schools could also lead to decreased spending by such customers on our products which could have a material adverse impact on our operations.

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

An uncertain worldwide economic environment could cause the reported financial information not to be necessarily indicative of future operating results or of future financial condition. The economic environment could affect our business in a number of direct and indirect ways including: tighter inventory management by retailers; the potential for reduced profit margins due to pricing pressures and an unfavorable sales mix due to a higher concentration of sales of mid to lower price point products; changes in currency exchange rates; tightening of credit markets; and business disruptions due to difficulties experienced by suppliers and customers. In addition, slowing consumer demand for our products has caused lower net sales in the past, and this could potentially recur in the future.

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

We sponsor numerous professional athletes in baseball, cycling, ice hockey, action sports, snowsports and powersports who endorse and use our products, including our Easton branded baseball and ice hockey equipment and our Bell and Giro branded helmets. We believe these sponsorships contribute to the authenticity and image of our brands. Also, our equipment is used by numerous professional players and Division I NCAA sports teams. We believe that these relationships increase sales of our products by enhancing the visibility of our brands and related trademarks and exposure of our branded products to other customers and, in certain instances, provide us with a significant competitive advantage. If we were to lose the benefits of these relationships, or if they were to deteriorate in a material way, our business and results of operations, financial condition and cash flow could be adversely affected.

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

Our customers do not have any contractual obligations to purchase our products in the future. For the fiscal year ended December 28, 2013, our top 10 customers collectively accounted for approximately 32.2% of our net sales, and Wal-Mart, our largest customer, accounted for approximately 12.6% of our net sales. We face the risk that one or more of these key customers may not increase their business with us as we expect, may significantly decrease their business with us, may negotiate lower prices or may terminate their relationship with us altogether. The failure to increase our sales to these customers would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net sales and net income. In addition, some of our customers in the retail industry are experiencing consolidation, contractions and financial difficulties. A large portion of our sales are to sporting goods retailers. Of these, many of our smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase our products, or could lead retailers to request credit terms that would adversely affect our cash flow and involve significant risks of nonpayment. As a result, we may experience a loss of customers or the uncollectability of accounts receivable in excess of amounts against which we have reserved.

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

Our best known brands and branded products include Easton, Bell, Giro and Riddell. We believe that these trademarked brands are a core asset of our business and are of great value to us. If we lose the use of a product name, our efforts spent building that brand will be lost and we will have to rebuild a brand for that product, which we may or may not be able to do. We also note that in connection with our acquisition of Easton, we agreed that certain affiliates of one of Parent’s members, Jas. D. Easton, Inc., have the right to continue to use the Easton brand name in certain product areas, although we retain ownership of the Easton mark. While we do not intend to compete with these entities in such product areas, we also do not control such entities and therefore can make no assurances as to how they will conduct business under the Easton brand name.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

From time to time, third parties have challenged our patents, trademark rights and branding practices, or asserted intellectual property rights that relate to our products and product features. We may be required to defend such claims in the future, which, whether or not meritorious, could result in substantial costs and diversion of resources and could negatively affect our results of operations or competitive position. Should we be found liable for infringement of the intellectual property rights of others, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages, or cease making certain of our products. We may also need to redesign or rename some of our products to avoid future infringement liability. For example in 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. The details of such lawsuit have been previously disclosed in prior Company filings. In June 2013, we settled the lawsuit. Moreover, our involvement in litigation against third parties based on infringement of our intellectual property rights presents some risk that our intellectual property rights could be challenged and invalidated. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.

We are subject to product liability, warranty and recall claims and our insurance coverage may not cover such claims.

Our business exposes us to warranty claims and claims for product liability in the event products manufactured, designed or reconditioned by us actually or allegedly fail to perform as expected, or the use of these products results, or is alleged to result, in personal injury or death. We have various pending product liability cases against us. We vigorously defend or attempt to settle product liability cases brought against us. However, there is no assurance that we can successfully defend or settle all such cases. We believe that we are not currently subject to any material product liability claims not covered by insurance, although the ultimate outcome of these and future claims cannot presently be determined. Management obtains an actuarial analysis and has established an accrual for probable losses based on this analysis, which considers, among other factors, our Company’s previous claims history and available information on alleged claims. However, due to the uncertainty involved with estimates, actual results could vary substantially from those estimates. Because product liability claims are part of the ordinary course of our business, we maintain product liability insurance, which we believe is adequate. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions. The primary and excess layers of our Company’s product liability coverage are written under policies expiring in January 2015. We cannot assure you that this coverage will remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate under our various policies. Furthermore, future rate increases might make insurance cost-prohibitive for us to maintain. These potential insurance problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. We are unable to predict the nature of product liability claims that may be made against us in the future with respect to injuries, diseases or other illnesses resulting from the use of our products or the materials incorporated in our products.

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

During the fiscal year ended December 28, 2013, we purchased approximately $288.6 million of finished goods and raw materials from international third-party suppliers. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. Most of what we purchase in Asia is finished goods rather than raw materials. We expect to increase our international sourcing in the future. In addition, a significant percentage of our net sales are to customers outside the United States, including Canada and Europe. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (1) recessionary trends in international markets; (2) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (3) difficulties in enforcing intellectual property rights; (4) increases in transportation costs or delays; (5) work stoppages and labor strikes; (6) fluctuations in exchange rates; (7) political unrest, terrorism and economic instability, and (8) limitations on repatriation of earnings. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

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

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in United States dollars, and to fluctuations in interest rates related to our variable rate debt. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes, or we may choose to maintain variable interest rate debt. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of income and balance sheets of our international subsidiaries into United States dollars. Approximately 9.4% of our net sales in the fiscal year ended December 28, 2013 were denominated in foreign currencies and subject to exchange rate fluctuation risk. The reported revenues and expenses of our international subsidiaries would decrease if the United States dollar increased in value in relation to other currencies, including, the Canadian dollar, British pound, Euro and Taiwan dollar. Finally, changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets. These and other economic factors could have an adverse effect on demand for our products and services and on our financial condition and operating results.

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

We rely on a limited number of suppliers and manufacturers for many of our products and for many of the components in our products. During the fiscal year ended December 28, 2013, approximately 37.8% of our raw materials for the products we manufacture were sourced from international suppliers. In addition, a substantial portion of our products are manufactured by third-party manufacturers, and during the fiscal year ended December 28, 2013, approximately 150 international manufacturers produced approximately 85.0% of our purchased finished goods. We do not generally maintain long-term contracts with our third-party suppliers and manufacturers, and we compete with other businesses for raw materials, production capacity and capacity within applicable import quotas.

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

In 2013, we announced several key changes among our executive officers and senior management team, including appointing Terry G. Lee as our Executive Chairman and Chief Executive Officer, and Timothy P. Mayhew as our President and Chief Operating Officer. Both Messrs. Lee and Mayhew have served on our board of directors since 2004. In addition, Mr. Lee previously served as Chairman and Chief Executive Officer of Bell Sports from 1989 to 1998. Our executives are experienced and highly qualified, and we believe our team enables us to pursue our long-term strategic goals. The success of our business is dependent upon the management and leadership skills of our senior management team and other key personnel, including certain members of our product development team. Competition for these individuals’ talents is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. Our Company does not currently maintain any key man insurance coverage, and the loss of any such personnel or the inability to attract and retain key personnel could delay the development and introduction of new products, harm our ability to sell our products, damage the image of our brands and prevent us from executing our business strategy.

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

As of December 28, 2013, approximately 53 of our 2,397 employees were unionized. Although we have good labor relations with these unionized employees, we have little control over union activities and could face difficulties in the future. Our collective bargaining agreement with a union in York, Pennsylvania covering approximately 43 employees expires in December 2015. Our collective bargaining agreement with a union in Mount Vernon, New York covering approximately 10 employees expires in January 2015. Labor organizing activities could result in additional employees becoming unionized. We cannot assure you that we will be able to negotiate new collective bargaining agreements on similar or more favorable terms or that we will not experience work stoppages or other labor problems in the future at our unionized and non-union facilities. We could experience a disruption of our operations or higher ongoing labor costs, which could have an adverse effect on our business and financial condition.

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

The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or FTC, CPSC, and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. In 2011, a U.S. Senator requested that the FTC investigate football helmet manufacturers’ alleged misleading safety claims and deceptive practices in the selling of new football helmets and reconditioning of used ones. In 2013, the FTC closed the investigation without taking formal action.

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

We have a significant amount of indebtedness. As of December 28, 2013, we had total indebtedness of approximately $373.0 million (including $350.0 million of our 9.750% senior secured notes due 2016, or the Notes and $23.0 million under our senior secured asset-based revolving credit facility, or ABL Facility). For more information on our indebtedness, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We may be able to incur significant additional indebtedness in the future. Although certain of the documents governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with the documents governing our indebtedness could be substantial. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the terms of the documents governing our indebtedness. In addition, the ABL Facility provided for unused commitments of approximately $161.7 million as of December 28, 2013. Furthermore, subject to availability under a borrowing base and certain other conditions, we may increase our borrowing availability under the ABL Facility by up to an additional $50.0 million. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

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

Under the ABL Facility, there are limitations on our ability to incur the full $250.0 million of commitments. Our availability is limited to the lesser of a borrowing base and $250.0 million (and, in the case of the Canadian borrowers, the lesser of a Canadian based borrowing base and $30.0 million, the size of the Canadian sub-facility). The borrowing base for our and our Canadian borrowers is and will be calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Facility will potentially be subject to significant fluctuation, depending on the value of the applicable borrowing base eligible assets as of any measurement date. In addition, if our excess gross availability falls below a specified percentage of our gross borrowing base, we will be required to satisfy and maintain on a monthly basis, a minimum fixed charge coverage ratio test. Our ability to meet the required minimum fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Moreover, the ABL Facility provides the administrative agent considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us and the Canadian borrowers. There can be no assurance that the administrative agent under the ABL Facility will not impose such actions during the term of the ABL Facility and further, was it to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the Notes. The inability to borrow under the ABL Facility may adversely affect our and our Canadian subsidiaries’ liquidity, financial position and results of operations. As of December 28, 2013, we estimated our borrowing capacity under the ABL Facility would have been approximately $161.7 million, after giving effect to outstanding borrowings of $23.0 million, other customary reserves and $3.3 million of outstanding letters of credit. Because the borrowing capacity under the ABL Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity.

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

In addition to our obligations on our indebtedness discussed above, we may make distributions to EB Sports to fund cash payments under the New Holdco Facility. On December 3, 2009, EB Sports refinanced its senior unsecured credit agreement, or the Previous Holdco Facility, with Wachovia Investment Holdings, LLC and the lenders named therein, pursuant to which EB Sports had borrowed $175.0 million, through a new senior secured credit agreement with Wachovia Bank, N.A. and the existing lenders under the Previous Holdco Facility, the New Holdco Facility, with Wachovia Investment Holdings, LLC and the existing lenders under the Previous Holdco Facility and an equity investment from Fenway Easton-Bell Sports Holding, LLC and Fenway Partners Capital Fund III, L.P., or together the Fenway Investors, each an affiliate of Fenway Partners, LLC, and certain existing investors and their affiliates. As of December 28, 2013, the amount of loans issued under the New Holdco Facility was approximately $144.9 million, including accrued interest. EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. The borrowings under the New Holdco Facility are scheduled to mature on December 31, 2015. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

For the twelve months ended December 28, 2013, our non-guarantor subsidiaries represented approximately 6.5% of our net sales, but had negative operating income and EBITDA. As of December 28, 2013, our non-guarantor subsidiaries represented 7.6% of our assets and 2.2% of total liabilities, including debt and trade payables.

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

As of December 28, 2013, the book values of the real estate, intellectual property, customer relationships and plant and equipment assets included in the first-priority collateral were $0.1 million, $247.5 million, $16.5 million and $67.1 million, respectively. The fair market value of the collateral securing the Notes is subject to fluctuations based on factors that include, among others, the condition of the markets for various forms of collateral, the ability to sell the collateral in an orderly sale, general economic conditions, the availability of buyers and similar factors. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including but not limited to the actual fair market value of the collateral at such time and the timing and the manner of the sale. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure holders of the Notes that the collateral will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the collateral, those third parties may have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of the collateral located at that site and the ability of the collateral agent to realize or foreclose on the collateral at that site. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, we cannot assure you that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the Notes. In addition, the asset sale covenant and the definition of asset sale in the indenture governing the Notes, have a number of significant exceptions pursuant to which we may be able to sell assets securing the Notes without being required to reinvest the proceeds of such sale into assets that will comprise collateral securing the Notes or to make an offer to the holders of the Notes to repurchase the Notes.

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

The Notes were new issues of securities for which there is no established trading market. We do not intend to list the Notes on any national securities exchange or include the Notes in any automated quotation system. The initial purchasers of the Notes advised us that they may make a market in the Notes, as permitted by applicable laws and regulations; however, the initial purchasers are not obligated to make a market in the Notes (and have not yet made such as market) and, if commenced, they may discontinue their market-making activities at any time without notice.

Therefore, an active market for the Notes may not develop or be maintained, which would adversely affect the market price and liquidity of the Notes. In such case, the holders of the Notes may not be able to sell their Notes at a particular time or at a favorable price.

Even if an active trading market for the Notes does develop, there is no guarantee that it will continue. Historically, the market for non-investment grade debt has been subject to severe disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may experience similar disruptions and any such disruptions may adversely affect the liquidity in such market and/or the prices at which you may sell your Notes. In addition, subsequent to their initial issuance, the Notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar notes, our performance and other factors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 28, 2013 we operated 21 facilities in the United States, two in Canada, two in Mexico, three in Europe and six in Asia. Our corporate headquarters is located in Van Nuys, California. Set forth below is information regarding our principal properties:

Location	Primary Use	Business Segment	Leased Sq. Ft.	Owned Sq. Ft.
Van Nuys, CA	Corporate Headquarters and Offices	Team and Action Sports	56,647
Scotts Valley, CA	Offices and Research and Development	Team and Action Sports	55,320
Irving, TX	Offices	Team and Action Sports	27,197
Rosemont, IL	Offices and Research and Development	Team Sports	20,531
Rantoul, IL	Offices, Manufacturing and Warehouse	Team and Action Sports	1,208,126
York, PA	Warehouse	Team and Action Sports		465,000
Salt Lake City, UT	Warehouse	Team Sports	133,000
Elyria, OH	Offices, Reconditioning and Warehouse	Team Sports	134,788
Monterrey, Mexico	Reconditioning and Warehouse	Team Sports	117,328
Kirkland, Canada	Offices and Warehouse	Team Sports	97,935
Tijuana, Mexico	Offices, Manufacturing and Warehouse	Team Sports	112,403

In addition to the primary facilities listed above, we operate other offices and facilities around the world totaling approximately 274,000 square feet. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing and distribution requirements.

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

Certain of our entities are named in lawsuits by groups of former collegiate players (1 lawsuit) and retired NFL players (74 lawsuits consolidated into one multidistrict litigation). These cases are at preliminary stages and we are unable to predict outcomes or reasonably estimate a range of possible losses, if any. While the claims are complex and the alleged injury occurrences span many years, we believe these complaints are without merit and are vigorously defending against them.  Further, during the time period of the factual allegations, the entity had product liability insurance from numerous carriers. Through insurance coverage counsel, we have been able to identify policies, put carriers on notice and pursue coverage claims. We anticipate that the insurance policies that were in place during the time periods covered by the allegations will afford considerable coverage for defense costs during the course of the litigation. In the event that we are determined to have liability in these matters, there can be no assurance that our insurance coverage will adequately cover such liability.

We maintain primary and excess product liability insurance coverage under various policies. Our primary and excess product liability insurance policies expire in January 2015. We are also party to various non-product liability claims and actions, including without limitation, claims relating to infringement of intellectual property rights of others. We do not believe that any of these claims or actions, either individually or in the aggregate, is material to our business or financial condition. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. The details of such lawsuit have been previously disclosed in prior Company filings. In June 2013, we settled the lawsuit.

Item 4. [Reserved]

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities.

Item 6.  Selected Financial Data

Set forth below is our selected historical consolidated financial and other operating data. We follow a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Our selected historical consolidated financial data and other data set forth below as of December 28, 2013, December 29, 2012, December 31, 2011, January 1, 2011 and January 2, 2010 and for the fiscal years ended December 28, 2013, December 29, 2012, December 31, 2011, January 1, 2011 and January 2, 2010, have been derived from our audited consolidated financial statements. The selected historical consolidated financial and other data presented below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein. Dollar amounts are in millions.

	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
Statement of Operations Data:
Net sales	$780.4	$827.2	$834.9	$772.8	$716.3
Cost of sales	511.1	544.7	551.4	510.4	482.4
Gross profit	269.3	282.5	283.5	262.4	233.9
Selling, general and administrative expenses	235.7	229.8	211.3	191.3	175.0
Amortization of intangibles	7.9	10.4	9.6	11.8	13.4
Income from operations	25.7	42.3	62.6	59.3	45.5
Interest expense, net	42.7	42.6	42.9	44.6	44.9
(Loss) income before taxes	(17.0)	(0.3)	19.7	14.7	0.6
Income tax (benefit) expense	(1.8)	3.1	9.7	6.6	4.7
Net (loss) income	$(15.2)	$(3.4)	$10.0	$8.1	$(4.1)
Cash flow data:
Net cash provided by (used in):
Operating activities	$79.2	$51.9	$29.8	$47.6	$53.8
Investing activities	(42.9)	(25.8)	(25.7)	(22.5)	(16.1)
Financing activities	(29.3)	(15.4)	1.8	(35.0)	(47.4)
Other Financial Data:
Capital expenditures	34.2	22.2	23.8	20.7	15.7

	As of December 28, 2013	As of December 29, 2012	As of December 31, 2011	As of January 1, 2011	As of January 2, 2010
Balance Sheet Data:
Cash and cash equivalents	$43.7	$40.9	$29.5	$24.0	$33.3
Working capital	234.6	273.7	265.9	242.6	211.2
Total assets	957.9	992.2	1,007.6	964.6	960.6
Total debt	370.9	382.3	388.7	385.2	415.8
Total stockholder’s equity	356.5	383.5	389.6	377.6	363.8

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

We currently sell a broad range of products primarily under four well-known brands—Easton® (baseball, softball and  ice hockey equipment, apparel and cycling components), Bell® (cycling and action sports helmets and accessories), Giro® (cycling and snowsports helmets and accessories) and Riddell® (football equipment, apparel and reconditioning services). Together, these brands represent the vast majority of our revenues. We believe that our brands are among the most recognized in the sporting goods industry as demonstrated by our leading market share in many of our core categories.

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

Results of Operations

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal years 2013, 2012 and 2011 were comprised of 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Also set forth below are the percentage relationships to net sales of certain items included in our consolidated statements of comprehensive (loss) income.

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

	2013	% of Net Sales	2012	% of Net Sales	2011	% of Net Sales
	(Dollars in millions)
Net sales	$780.4	100.0%	$827.2	100.0%	$834.9	100.0%
Cost of sales	511.1	65.5	544.7	65.9	551.4	66.0
Gross profit	269.3	34.5	282.5	34.1	283.5	34.0
Selling, general and administrative expenses	235.7	30.2	229.8	27.8	211.3	25.3
Amortization of intangibles	7.9	1.0	10.4	1.3	9.6	1.2
Income from operations	25.7	3.3	42.3	5.0	62.6	7.5
Interest expense, net	42.7	5.5	42.6	5.1	42.9	5.1
(Loss) income before income taxes	(17.0)	(2.2)	(0.3)	(0.1)	19.7	2.4
Income tax (benefit) expense	(1.8)	(0.2)	3.1	0.3	9.7	1.2
Net (loss) income	(15.2)	(2.0)	(3.4)	(0.4)	10.0	1.2
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3.8)	(0.4)	0.6	0.1	(1.5)	(0.2)
Comprehensive (loss) income	$(19.0)	(2.4)%	$(2.8)	(0.3)%	$8.5	1.0%

2013 compared to 2012

Our results for 2013 and 2012 include the following items:

	2013	2012
	(Dollars in millions)
Provision for excess and obsolete inventory write-offs	$9.5	$14.0
Research and development expenses	27.5	29.2
Product liability litigation and settlement expenses	6.2	5.9
Intellectual property litigation expenses	—	6.0
Provision for allowance for doubtful accounts	3.1	3.0
Incentive compensation expense	6.7	4.4
Equity compensation expense	9.3	5.0
Depreciation expense	21.0	21.6

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

			Change
	2013	2012	$	%
	(Dollars in millions)
Team Sports	$453.7	$480.3	$(26.6)	(5.5%)
Action Sports	326.7	346.9	(20.2)	(5.8%)
	$780.4	$827.2	$(46.8)	(5.7%)

Net sales in both Team Sports and Action Sports were negatively impacted by unfavorable foreign currency exchange rate movements in 2013 of $0.9 million and $0.3 million, respectively. On a constant currency basis, net sales in Team Sports were down $25.7 million or 5.4%, and net sales in Action Sports were down $19.9 million or 5.7%.

Team Sports net sales decreased due to lower sales of:

•	Easton hockey products from loss of market share and inflated retail inventories, particularly within the stick category from multiple manufacturer product launches,
•	Riddell football helmets due to the prior year benefitting from the implementation of the industry’s new ten-year helmet life policy, and
•	Riddell football products sold in the mass channel, due to our exit from the channel,

partially offset by sales growth in:

•	Easton baseball and softball products driven by market share gains and the introduction of the Mako bat,
•	Riddell non-helmet football products and the performance of reconditioning services.

Action Sports net sales decreased due to lower sales of:

•	cycling helmets and accessories in the specialty and mass channels resulting from inclement weather earlier in the year, leading to excess retail inventories and competitive pressure in the market,
•	Easton cycling products due to quality issues, and
•	the exit of the low-margin, non-core fitness products category,

partially offset by sales growth in:

•	Bell powersports helmets from market share gains, driven by product innovation and expanded geographic distribution,
•	Giro snowsports products as the market rebounds from the two recent dismal weather related seasons,
•	juvenile licensed cycling products in the mass channel under the recently acquired Disney license,
•	Giro cycling apparel, due to entrance into this category, and
•	Giro footwear from continued market share gains.

Cost of Sales

The following table sets forth cost of sales for each of our segments for the years indicated:

	2013	% of Net Sales	2012	% of Net Sales
	(Dollars in millions)
Team Sports	$289.1	63.7%	$307.5	64.0%
Action Sports	222.0	68.0%	237.2	68.4%
	$511.1	65.5%	$544.7	65.9%

The decrease in Team Sports cost of sales as a percentage of net sales is due to:

•	the continued transition of Riddell football equipment reconditioning operations to Mexico,
•	increased sales of higher-margin Easton bats,
•	the introduction of the Easton Mako hockey skate and reduced skate close-out sales,
•	non-recurring Easton hockey inventory reserve expense recorded in the prior year,

partially offset by:

•	declines in sales of high-margin Easton hockey sticks and closeout sales, and
•	sales declines in high-margin Riddell football helmets due to the aforementioned prior year benefit of the industry’s new ten-year helmet life policy.

The decrease in Action Sports cost of sales as a percentage of net sales is due to:

•	increased sales of higher-margin Bell powersports helmets,
•	increased sales of Giro snowsports products, and
•	non-recurring Easton cycling inventory reserve expense recorded in the prior year,

partially offset by:

•	lower sales and closeout sales of Easton cycling wheels and components.

Gross Profit

The following table sets forth gross profit for each of our segments for the years indicated:

	2013	% of Net Sales	2012	% of Net Sales
	(Dollars in millions)
Team Sports	$164.6	36.3%	$172.8	36.0%
Action Sports	104.7	32.0%	109.7	31.6%
	$269.3	34.5%	$282.5	34.1%

The increase in Team Sports gross margin as a percentage of net sales is due to:

•	the continued transition of Riddell football equipment reconditioning operations to Mexico,
•	increased sales of higher-margin Easton bats,
•	the introduction of the Easton Mako hockey skate and reduced skate close-out sales,
•	non-recurring Easton hockey inventory reserve expense recorded in the prior year,

partially offset by:

•	declines in sales of high-margin Easton hockey sticks and closeout sales, and
•	sales declines in high-margin Riddell football helmets due to the aforementioned prior year benefit of the industry’s new ten-year helmet life policy.

The increase in Action Sports gross margin as a percentage of net sales is due to:

•	increased sales of higher-margin Bell powersports helmets,
•	increased sales of Giro snow sports products, and
•	non-recurring Easton cycling inventory reserve expense recorded in the prior year,

partially offset by:

•	lower sales and closeout sales of Easton cycling wheels and components.

Selling, General and Administrative Expenses

During 2013, SG&A expenses increased $5.9 million or 2.6% as compared to 2012.  The increase primarily relates to:

•	severance expenses related to management changes,
•	increased non-cash equity compensation expense related to new grants,
•	the write-off of goodwill and certain other assets and the recording of certain liabilities directly associated with lacrosse, and
•	investments in Action Sports sales infrastructure,

partially offset by

•	reduced litigation expenses resulting from the non-recurring IP litigation reserve recorded in the prior year,
•	lower variable selling expenses due to the sales decline, and
•	personnel reductions and other spending reductions.

Amortization of Intangibles

Amortization of intangibles decreased $2.5 million or 24.0% as compared to 2012 due to certain intangible assets in the Team Sports segment becoming fully amortized in 2013.

Interest Expense, Net

Interest expense, net for 2013 was comparable to 2012.

Income Taxes

Income tax benefit was $1.8 million in 2013, an effective tax rate of 10.6%, as compared to income tax expense of $3.1 million in 2012, with an effective tax rate in excess of 100%. The difference between the effective rate and the statutory rate for 2013 is primarily attributable to the rate difference on foreign earnings, the permanent difference for equity compensation expense, changes in the valuation allowance, and state income taxes; the difference between the effective rate and the statutory rate for 2012 is primarily attributable to the rate difference on foreign earnings, the permanent difference for equity compensation expense and state income taxes.

2012 compared to 2011

Our results for 2012 and 2011 include the following items:

	2012	2011
	(Dollars in millions)
Provision for excess and obsolete inventory write-offs	$14.0	$7.4
Research and development expenses	29.2	23.4
Product liability litigation and settlement expenses	5.9	6.4
Intellectual property litigation expenses	6.0	—
Provision for allowance for doubtful accounts	3.0	4.0
Incentive compensation expense	4.4	8.6
Equity compensation expense	5.0	3.5
Depreciation expense	21.6	19.2

Net Sales

The following table sets forth net sales for each of our segments for the years indicated:

			Change
	2012	2011	$	%
	(Dollars in millions)
Team Sports	$480.3	$472.3	$8.0	1.7%
Action Sports	346.9	362.6	(15.7)	(4.3%)
	$827.2	$834.9	$(7.7)	(1.0%)

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

Action Sports net sales decreased due to:

•	the weather related decline in sales of Giro snow products in both the U.S. and Europe and
•	exiting the non-core fitness product categories, partially offset by
•	growth in sales of Bell powersports helmets from enhanced product offerings and expanded distribution and
•	increased sales of Giro cycling products and Blackburn cycling accessories.

Cost of Sales

The following table sets forth cost of sales for each of our segments for the years indicated:

	2012	% of Net Sales	2011	% of Net Sales
	(Dollars in millions)
Team Sports	$307.5	64.0%	$303.5	64.3%
Action Sports	237.2	68.4%	247.9	68.4%
	$544.7	65.9%	$551.4	66.0%

The decrease in Team Sports cost of sales as a percentage of sales is primarily due to:

•	increased sales of higher margin Riddell on-field and collectible football helmets and
•	increased sales of and reduced product manufacturing costs for Easton hockey sticks, partially offset by
•	lower sales of higher margin Easton baseball bats as last year benefitted from the non-recurring BBCOR transition,
•	increased warranty costs for bat returns and
•	close-out sales and write-offs of aged hockey products.

Action Sports cost of sales as a percentage of sales was unchanged due to:

•	the reduction in product costs and returns for Bell cycling helmets sold in the mass channel and
•	improved margins for Blackburn accessories, was offset by
•	reduced sales and closeout sales of higher margin Giro snow helmets and
•	write-off of obsolete Easton cycling wheel inventory due to product design changes.

Gross Profit

The following table sets forth gross profit for each of our segments for the years indicated:

	2012	% of Net Sales	2011	% of Net Sales
	(Dollars in millions)
Team Sports	$172.8	36.0%	$168.8	35.7%
Action Sports	109.7	31.6%	114.7	31.6%
	$282.5	34.1%	$283.5	34.0%

The increase in Team Sports gross margin is primarily due to:

•	increased sales of higher margin Riddell on-field and collectible football helmets and
•	increased sales of and reduced product manufacturing costs for Easton hockey sticks, partially offset by
•	lower sales of higher margin Easton baseball bats as last year benefitted from the non-recurring BBCOR transition;
•	increased warranty costs for bat returns and
•	close-out sales and write-offs of aged hockey products.

Action Sports gross margin was unchanged due to:

•	the reduction in product costs and returns for Bell cycling helmets sold in the mass channel and
•	improved margins for Blackburn accessories, was offset by
•	reduced sales and closeout sales of higher margin Giro snow helmets and
•	write-off of obsolete Easton cycling wheel inventory due to product design changes.

Selling, General and Administrative Expenses

During 2012, SG&A expenses increased $18.5 million or 8.7% as compared to 2011. The increase primarily relates to:

•	increased litigation and product liability reserves and expenses of $5.5 million;
•	investments in sales infrastructure of $2.7 million to support international expansion and future growth;
•	increased sales, marketing, promotion and sponsorship program spending of $3.6 million;
•	increased research and development expense of $5.8 million due to the investment in new products and
•	increased equity compensation expense of $1.5 million related to employee grants, partially offset by
•	reduced incentive compensation of $4.2 million due to the decline in earnings.

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

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. Each quarter is comprised of 13 weeks and in 2013, the quarters ended on March 30, June 29, September 28 and December 28, 2013. The operating results for any period are not necessarily indicative of results for any future period.

	For the Following Quarterly Periods
	First	Second	Third	Fourth
	(Dollars in millions)
	(Unaudited)
2013:
Net sales	$207.6	$201.6	$199.4	$171.8
Gross profit	73.4	71.9	70.0	54.0
Income from operations	6.8	6.3	10.5	2.1
Net (loss) income	(2.1)	0.1	(8.7)	(4.4)
2012:
Net sales	$216.3	$214.1	$213.3	$183.5
Gross profit	73.2	74.8	76.3	58.2
Income from operations	13.4	16.9	17.3	(5.3)
Net income (loss)	1.4	3.7	3.7	(12.2)

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

Our debt to capitalization ratio, which is total debt divided by the sum of total debt and stockholder’s equity, was 51.1% at December 28, 2013, as compared to 49.9% at December 29, 2012. The increase was primarily attributable to the decrease in stockholder’s equity as a result of the distribution to RBG and the net loss in 2013, partially offset by the decrease in the balance outstanding on the revolving credit facility.

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250.0 million which amount, subject to certain conditions, may be increased to allow borrowings of up to $300.0 million. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At December 28, 2013, we had $23.0 million outstanding under the ABL facility and $161.7 million in availability.

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At December 28, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

Borrowings under the New Holdco Facility are not guaranteed by our Company or any of our subsidiaries and are senior unsecured obligations of EB Sports. However, EB Sports depends on us and our subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the New Holdco Facility. Given that EB Sports controls our Company’s direct parent, EB Sports has the ability, subject to the terms of our Company’s existing senior secured credit facility and any other agreements which limit our ability to declare and pay dividends, to obtain money from our Company and our subsidiaries in order to fund its obligations under such loan. In 2013, our Company distributed $16.4 million to RBG, to enable EB Sports to pay interest on the New Holdco Facility.

As of December 28, 2013, the amount of loans issued under the New Holdco Facility was approximately $144.9 million, including accrued interest.

Sources and Uses of our Cash

Cash provided by operating activities was $79.2 million for 2013, as compared to $51.9 million of cash provided in 2012. The net increase in cash provided by operating activities between the periods primarily reflects the changes in inventories, other current and noncurrent assets and accounts payable, the timing of sales and collection of corresponding accounts receivable and proceeds from landlord advance and tax increment financing of $9.0 million related to our new distribution center in Rantoul, Illinois, partially offset by the increase in net loss in 2013.

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

We had $234.6 million in working capital as of December 28, 2013, as compared to $273.7 million at December 29, 2012. The $39.1 million decrease in working capital primarily results from the decrease in accounts receivable related to the sales decline and timing of payments and decrease in inventory, partially offset by lower borrowings under the ABL Facility. We had $273.7 million in working capital as of December 29, 2012, as compared to $265.9 million at December 31, 2011. The $7.8 million increase in working capital primarily resulted from the increase in cash, the reduction in accounts payable and lower borrowings under the ABL Facility, partially offset by the decrease in accounts receivable related to the sales decline and timing of payments.

Cash used in investing activities was $42.9 million in 2013, as compared to $25.8 million used in 2012. For both 2013 and 2012, the amount was primarily related to capital expenditures for the purchase of property, plant and equipment and the purchase of businesses. Capital expenditures for 2013 were $34.2 million, as compared to $22.2 million in 2012, the increase being primarily due to increased purchases of property, plant and equipment related to the new distribution center in Rantoul, Illinois. Capital expenditures made in both 2013 and 2012 also related to the enhancement of our ERP system, investments in facilities, and molds and tooling. In addition, our Company purchased $8.7 million and $2.5 million of intellectual property in 2013 and 2012, respectively.

Cash used in financing activities was $29.3 million in 2013, as compared to $15.4 million in 2012. In 2013, the net cash used related primarily to net payments made on the ABL Facility and a $17.3 million distribution to RBG, primarily to pay interest on the New Holdco Facility, while in 2012 the net cash used related primarily to net payments made on the ABL Facility and an $8.4 million distribution to RBG, primarily to pay interest on the New Holdco Facility.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2014 may be affected by the following:

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

•

Interest Expense and Debt Repayment. In connection with the Refinancing, we entered into a $250.0 million ABL Facility. As of December 28, 2013, the outstanding principal balance under the ABL Facility was $23.0 million. In addition, we have $350.0 million of outstanding principal amount of our Notes due in December 2016. Because our existing indebtedness requires that we use a substantial portion of our cash flows to service interest payments, the amount of available cash flows we will have for working capital, capital expenditures, acquisitions and other general corporate purposes could be limited.

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

Contractual Requirements

Future payments required under our significant contractual obligations as of December 28, 2013 are as follows:

		Payments Due by Period
	Total	2014	2015 to 2016	2017 to 2018	2019 and Beyond
	(Dollars in thousands)
Long-term debt(1)	$373,000	$23,000	$350,000	$—	$—
Interest payments related to long-term debt(2)	99,531	34,125	65,406	—	—
Capital lease obligations(3)	24	24	—	—	—
Operating lease obligations	114,505	12,374	19,381	13,651	69,099
Sponsorship/royalty agreements	15,390	5,498	6,654	1,826	1,412
Total contractual cash obligations	$602,450	$75,021	$441,441	$15,477	$70,511

		Amount of Commitment Expiration per Period
	Total	2014	2015 to 2016	2017 to 2018	2019 and Beyond
	(Dollars in thousands)
Standby letters of credit and similar instruments	$3,256	$3,256	$—	$—	$—
Total commercial commitments and letters of credit	$3,256	$3,256	$—	$—	$—

(1)	Amounts include obligations pursuant to the ABL Facility and Notes that were outstanding on December 28, 2013. See “Liquidity and Capital Resources.”
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

For goodwill, on an annual basis or more frequently if certain conditions exist, the fair values of our reporting units are compared with their carrying values and an impairment loss is recognized if the carrying value exceeds fair value to the extent that the carrying value of goodwill exceeds its fair value. We generally base our measurement of the fair value of a reporting unit on the present value of future discounted cash flows. The discounted cash flows model indicates the fair value of each reporting unit based on the present value of the cash flows that we expect each reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include our discount rate, long-term rate of growth and profitability of each reporting unit and working capital effects. The growth and profitability rates are based on our expectations for the markets in which we operate and cost increases that are reflective of anticipated inflation (deflation) adjusted for any anticipated future cost savings and our discount rate is based on our weighted average cost of capital. In our most recent impairment analysis, we used a weighted average long-term cash flow growth rate of 8.2%, and a discount rate of 9.8%. Our weighted average long-term growth rate reflects our expectation that our future cash flows will increase. The fair value of the reporting units could change significantly due to changes in estimates of future cash flows as a result of changing economic conditions, our business environment and as a result of changes in the discount rate used.

Our Company’s goodwill impairment analysis performed as of December 28, 2013 indicated that none of the reporting units were at risk of failing the goodwill impairment test, and the fair values of each of the reporting units would have to decline at a minimum in excess of 10% depending on the specific reporting unit in order for the carrying value of a particular reporting unit to exceed the fair value. If reductions in estimated undiscounted or discounted cash flows occur in the future, and such reductions indicate that an impairment loss has occurred, an impairment loss will be recorded in the period that such a determination is made.

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

Equity-Based Compensation. Effective January 1, 2006, we adopted accounting standards which require us to expense Class B Common Units of our Parent, or Units, granted under our Parent’s Equity Incentive Plan based upon the fair market value of the Units on the date of grant. We are amortizing the fair market value of Units granted over the vesting period of the Units. For Units issued through December 13, 2012, our Company used the Black-Scholes option pricing model to determine the fair value of the Units granted. For Units issued subsequent to December 13, 2012, we utilized the Monte Carlo simulation pricing model, or the Monte Carlo Analysis, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our net sales and expenses are predominantly denominated in United States dollars. During the fiscal years ended December, 28, 2013, December 29, 2012 and December 31, 2011, approximately 90.6%, 87.3%, and 87.7% of our net sales were in United States dollars, respectively, with substantially all of the remaining sales in Canadian dollars, British pounds, Euros and Taiwan dollars. In addition, we purchase a number of materials abroad, including finished goods and raw materials from third parties. A significant amount of these purchases were from vendors in Asia, the majority of which were located in mainland China. We may decide to increase our international sourcing in the future. As a result, we have exposure to currency exchange risks.

Most of what we purchase in Asia are finished goods rather than raw materials. Because we generally purchase these goods in United States dollars, changes in the value of the United States dollar can have a more immediate effect on the cost of our purchases. If we are unable to increase our prices to a level sufficient to cover any increased costs, it could adversely affect our margins.

We enter into foreign currency exchange forward contracts to reduce the risks related to inventory purchases and foreign currency based accounts receivable denominated in foreign currencies. At December 28, 2013, there were no foreign currency exchange forward contracts in place. In the future, if we feel our foreign currency exposure has increased, we may consider entering into additional hedging transactions to help mitigate that risk.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter, a hypothetical 10% weakening of the United States dollar relative to other currencies would not have a material adverse effect on our expected first quarter 2014 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. In addition, the effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects analysis described. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the United States dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any movement of the United States dollar relative to other currencies and its impact on materials costs would likely be partially offset by the impact on net sales due to our sales internationally and the conversion of those international sales into United States dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates that can affect our operating results and overall financial condition. In connection with our refinancing in December 2009, we entered into a new $250.0 million ABL Facility. As of December 28, 2013 the outstanding principal balance under this facility was $23.0 million. The interest rates on the ABL Facility are based on (1) the prime rate or LIBOR in the case of U.S. dollar denominated loans and (2) the prime rate or CDOR in the case of Canadian dollar denominated loans, in each case plus an applicable margin percentage. A hypothetical 10% increase from the average interest rate of 2.5% for fiscal 2013, based on the average ABL Facility balance of $42.3 million would have resulted in approximately a $0.1 million increase in interest expense for the fiscal year ended December 28, 2013.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Easton-Bell Sports, Inc. and its subsidiaries for each of the years in the three-year period ended December 28, 2013 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 41 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of

Easton-Bell Sports, Inc.

We have audited the accompanying consolidated balance sheets of Easton-Bell Sports, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive (loss) income, stockholder’s equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 28, 2014

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
	2013	2012
	(Amounts in thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,698	$40,852
Accounts receivable, net	200,941	228,201
Inventories, net	126,931	141,716
Prepaid expenses	7,072	6,162
Deferred taxes, net	17,330	20,777
Other current assets	7,003	13,183
Total current assets	402,975	450,891
Property, plant and equipment, net	69,285	55,549
Deferred financing fees, net	7,305	9,964
Intangible assets, net	269,394	265,898
Goodwill	207,739	208,697
Other assets	1,245	1,235
Total assets	$957,943	$992,234
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Revolving credit facility	$23,000	$35,000
Current portion of capital lease obligations	23	28
Accounts payable	76,373	78,344
Accrued expenses	68,978	63,848
Total current liabilities	168,374	177,220
Long-term debt, less current portion	347,834	347,224
Capital lease obligations, less current portion	—	24
Deferred taxes, net	57,652	62,626
Other noncurrent liabilities	27,580	21,641
Total liabilities	601,440	608,735
Stockholder's equity:
Common stock: $0.01 par value, 100 shares authorized, 100 shares issued	—	—
and outstanding at December 28, 2013 and December 29, 2012
Additional paid-in capital	369,868	368,778
(Accumulated deficit) retained earnings	(10,615)	13,624
Accumulated other comprehensive (loss) income	(2,750)	1,097
Total stockholder's equity	356,503	383,499
Total liabilities and stockholder's equity	$957,943	$992,234

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
	(Amounts in thousands)
Net sales	$780,432	$827,152	$834,910
Cost of sales	511,087	544,691	551,409
Gross profit	269,345	282,461	283,501
Selling, general and administrative expenses	235,756	229,751	211,292
Amortization of intangibles	7,881	10,394	9,612
Income from operations	25,708	42,316	62,597
Interest expense, net	42,680	42,634	42,872
(Loss) income before income taxes	(16,972)	(318)	19,725
Income tax (benefit) expense	(1,831)	3,102	9,697
Net (loss) income	(15,141)	(3,420)	10,028
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,847)	631	(1,548)
Comprehensive (loss) income	$(18,988)	$(2,789)	$8,480

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	(Amounts in thousands, except share data)
Balance as of January 1, 2011	100	$360,223	$15,401	$2,014	$377,638
Equity compensation expense	—	3,507	—	—	3,507
Net income	—	—	10,028	—	10,028
Other comprehensive loss	—	—	—	(1,548)	(1,548)
Balance as of December 31, 2011	100	363,730	25,429	466	389,625
Equity compensation expense	—	5,048	—	—	5,048
Net loss	—	—	(3,420)	—	(3,420)
Distribution to RBG	—	—	(8,385)	—	(8,385)
Other comprehensive income	—	—	—	631	631
Balance as of December 29, 2012	100	368,778	13,624	1,097	383,499
Equity compensation expense	—	9,268	—	—	9,268
Net loss	—	—	(15,141)	—	(15,141)
Distribution to RBG	—	(8,178)	(9,098)	—	(17,276)
Other comprehensive loss	—	—	—	(3,847)	(3,847)
Balance as of December 28, 2013	100	$369,868	$(10,615)	$(2,750)	$356,503

See accompanying notes to consolidated financial statements.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(15,141)	$(3,420)	$10,028
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	28,873	31,987	28,842
Amortization of deferred financing fees and debt
discount	3,269	3,212	3,290
Deferred financing fees written-off	—	—	120
Equity compensation expense	9,268	5,048	3,507
Deferred income taxes	(1,527)	719	8,005
Non-cash impairment charges	958	—	—
Disposal of property, plant and equipment	334	—	53
Changes in operating assets and liabilities, net of
effects from purchase of businesses:
Accounts receivable, net	27,631	21,977	(34,800)
Inventories, net	14,927	4,388	(5,345)
Other current assets and noncurrent assets	5,260	(2,376)	(2,053)
Accounts payable	(2,942)	(10,333)	15,512
Accrued expenses	2,379	555	5,047
Other noncurrent liabilities	5,939	120	(2,454)
Net cash provided by operating
activities	79,228	51,877	29,752
Cash flows from investing activities:
Purchase of property, plant and equipment	(34,222)	(22,169)	(23,798)
Purchase of intellectual property	(8,662)	(2,500)	—
Purchase of businesses, net of cash acquired	—	(1,150)	(1,875)
Net cash used in investing activities	(42,884)	(25,819)	(25,673)
Cash flows from financing activities:
Payments on capital lease obligations	(29)	(26)	(24)
Payments on revolving ABL credit facility	(82,000)	(62,500)	(54,671)
Proceeds from revolving ABL credit facility	70,000	55,500	57,778
Distribution to RBG	(17,276)	(8,385)	—
Payment of debt issuance costs	—	—	(1,282)
Net cash (used in) provided by financing activities	(29,305)	(15,411)	1,801
Effect of exchange rate changes on cash and cash equivalents	(4,193)	700	(399)
Net change in cash and cash equivalents	2,846	11,347	5,481
Cash and cash equivalents, beginning of year	40,852	29,505	24,024
Cash and cash equivalents, end of year	$43,698	$40,852	$29,505

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

Reporting Period

Our Company follows a 52/53 week fiscal year, which ends on the Saturday closest to December 31. Fiscal years 2013, 2012 and 2011 were comprised of 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Principles of Consolidation

The consolidated financial statements of our Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

Adjustment to Prior Year Financial Statements

In the Consolidated Statements of Stockholder’s Equity, the Distribution to RBG in 2012 has been reclassified from Additional Paid-in Capital to Retained Earnings. The effect of the reclassification is also reflected in the Stockholder’s equity section of the Consolidated Balance Sheet for 2012. This reclassification has no effect on total stockholder’s equity or on the previously reported income (loss).

Reclassification

Certain amounts in the December 29, 2012 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the December 28, 2013 consolidated financial statements. These reclassifications have no effect on the previously reported income (loss).

Cash and Cash Equivalents

Our Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 28, 2013 and December 29, 2012 were $43,698 and $40,852, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 28, 2013 and December 29, 2012 are net of allowances for doubtful accounts of $7,833 and $8,738, respectively. We sell our products to a wide range of customers. Our customers are not geographically concentrated. As of December 28, 2013 and December 29, 2012, 34.0% and 31.4%, respectively, of our gross accounts receivable were attributable to our top ten customers. In 2013, 2012 and 2011, one customer accounted for 12.6%, 12.9%, and 13.9% of our net sales, respectively, but no other customer accounted for more than 10% of our net sales. Our Company’s top ten customers accounted for approximately 32.2%, 31.6% and 34.8% of our net sales for 2013, 2012 and 2011, respectively. Ongoing credit evaluations of customers are performed and collateral on trade accounts receivable is generally not required. An allowance is determined based on the age of the accounts receivable balance and specific charge-off history. Trade accounts receivable are charged to the allowance when we determine that the receivable will not be collectable. Trade accounts receivable balances are determined to be delinquent when the amount is past due based on the payment terms with our customer.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis. At December 28, 2013 and December 29, 2012, we had a reserve for excess and obsolete inventories of $10,951 and $15,267, respectively. Inventories, which are net of excess and obsolete inventory, consisted of the following at December 28, 2013 and December 29, 2012:

	2013	2012
Raw materials	$21,093	$27,275
Work-in-process	2,737	3,710
Finished goods	103,101	110,731
	$126,931	$141,716

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

Depreciation, which includes amounts amortized under capital leases, is being computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the lesser of the lease term or their useful life, as follows:

Buildings and leasehold improvements	Ten to twenty years
Machinery and equipment	Three to seven years
Office equipment and furniture	Three to five years
Computer equipment and software	Three to five years

Property, plant and equipment consisted of the following at December 28, 2013 and December 29, 2012:

	2013	2012
Land	$105	$105
Building and leasehold improvements	14,471	15,062
Machinery and equipment	55,913	51,640
Office equipment and furniture	4,095	5,280
Computer equipment and software	68,897	57,885
Construction in progress	30,700	16,702
	174,181	146,674
Less accumulated depreciation	(104,896)	(91,125)
	$69,285	$55,549

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Depreciation expense relating to all property, plant and equipment amounted to $20,992, $21,593 and $19,230 for 2013, 2012 and 2011, respectively.

Capitalized costs of internal use software is amortized on a straight-line basis over the estimated useful life commencing from the date the software asset is ready for its intended use.

In 2013, our Company purchased $914 of property, plant and equipment, for which cash payment had not yet been made as of December 28, 2013.

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

The results of our Company’s annual analysis indicated that no impairment occurred in the carrying amount of goodwill and other indefinite-lived intangible assets in 2013, 2012 or 2011, and that none of the reporting units was at risk of failing the impairment test as of the date of each respective impairment assessment. We also reviewed our finite-lived intangible assets and noted no impairment occurred in the carrying amount in 2013, 2012 or 2011.

Our Company’s acquired intangible assets were as follows at December 28, 2013 and December 29, 2012:

	December 28, 2013		December 29, 2012
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Amortizable intangible assets:
Trademarks and tradenames	$1,702	$(1,702)	$1,702	$(1,702)
Customer relationships	62,514	(45,660)	62,514	(41,893)
Patents	60,345	(53,024)	60,345	(49,130)
Licensing and other	7,043	(6,365)	7,043	(6,145)
Total	$131,604	$(106,751)	$131,604	$(98,870)
Indefinite-lived intangible assets:
Trademarks and licenses	$244,541		$233,164

Our Company amortizes certain acquired intangible assets on a straight-line basis over estimated useful lives of 4 to 20 years for customer relationships, 7 to 19 years for patents and 4 to 9 years for licensing and other agreements. As of December 28, 2013, the weighted average life is 11.9 years for customer relationships, 10.2 years for patents, 4.7 years for licensing and other agreements and the overall weighted average life for acquired intangible assets is approximately 10.7 years. For 2013, 2012 and 2011 acquired intangible asset amortization was $7,881, $10,394, and $9,612, respectively. We estimate that amortization of existing intangible assets will be $6,912, $6,203, $3,235, $2,610 and $780 for 2014, 2015 2016, 2017 and 2018, respectively.

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

There were no material changes to goodwill during 2012. Changes in the carrying amount of goodwill during the year ended December 28, 2013 and December 29, 2012 are summarized as follows:

	Team Sports	Action Sports	Consolidated
Balance at December 31, 2011	$146,326	$62,371	$208,697
Activity	—	—	—
Balance at December 29, 2012	146,326	62,371	208,697
Write-off of lacrosse	(958)	—	(958)
Balance at December 28, 2013	$145,368	$62,371	$207,739

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

During the second fiscal quarter 2013, our Company made the decision to discontinue selling lacrosse equipment. This decision resulted in the write-off of $958 of goodwill directly associated with lacrosse.

During the third fiscal quarter of 2013, Bell acquired an entity whose principal asset was a license to distribute certain Bell products throughout the world (excluding USA, Mexico and Canada). As a result, the carrying amount of indefinite-lived intangible assets related to our Action Sports segment increased by $11,377, of which $8,662 was paid in cash.

Long-Lived Assets

Our Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, amortizable intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2013, 2012 and 2011, except as noted above with lacrosse, we did not have any other impairment of long-lived assets.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Deferred Financing Fees

Deferred financing fees are being amortized by the straight-line method over the term of the related debt, which does not vary significantly from the effective interest method. In connection with the Amendment in May 2011, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,282, which have been recorded as debt issuance costs. We amortized $2,659, $2,658 and $2,788 of debt issuance fees during 2013, 2012 and 2011, respectively, which is included in Interest expense, net.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable. Our Company is included in the consolidated tax return of EB Sports.

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

The following is a reconciliation of the changes in our Company’s product warranty liability for 2013 and 2012.

	Year Ended
	2013	2012
Beginning of year	$2,889	$2,240
Warranty costs incurred during the period	(6,285)	(5,610)
Warranty expense recorded during the period	6,666	6,259
End of year	$3,270	$2,889

Advertising Costs

Our Company expenses all advertising costs as incurred. Cooperative advertising costs are recorded as a reduction of sales at the time the revenue is earned. Advertising costs were $5,580, $5,759 and $5,846, for 2013, 2012 and 2011, respectively.

Shipping and Handling

All shipping and handling fees billed to our customers are included as a component of net sales. Shipping and handling costs incurred by us are included in cost of sales.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Research and Development Expenses

Our Company expenses all research and development costs as incurred. Research and development expenses were approximately $27,549, $29,236 and $23,369 for 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses.

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

The estimated fair values of our Company’s long-term debt including accrued interest were as follows:

	December 28, 2013		December 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liability:
9.750% Senior Secured Notes	$350,678	$369,049	$349,973	$379,034

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

2. Long-term Debt

Long-term debt consisted of the following at December 28, 2013 and December 29, 2012:

	2013	2012
9.750% Senior Secured Notes	$350,000	$350,000
Senior Secured Credit ABL Facility	23,000	35,000
Capital lease obligations	23	52
Total debt	373,023	385,052
Less unamortized debt discount on senior secured notes	(2,166)	(2,776)
Less Senior Secured Credit ABL Facility and capital lease obligations	(23,023)	(35,052)
Long-term debt, less current portion	$347,834	$347,224

9.750% Senior Secured Notes

In December 2009, in connection with the refinancing of our Company’s then-existing indebtedness, or the Refinancing, we issued $350,000 of 9.750% Senior Secured Notes, due December 2016, or the Notes. Interest is payable on the Notes semi-annually on June 1 and December 1 of each year. We may redeem all or any of the Notes prior to December 1, 2014 at 104.875% of the principal amount of the Notes, plus accrued and unpaid interest. Then we may redeem all or any of the Notes on or after December 1, 2014 and prior to December 1, 2015 at 102.438% of the principal amount of the Notes, plus accrued and unpaid interest. At any time on or after December 1, 2015, our Company may redeem all or any of the Notes at 100.00% of the principal amount of the Notes, plus accrued and unpaid interest. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, the Notes will become due and payable on October 1, 2015 unless on or prior to August 28, 2015, the indebtedness of EB Sports under its senior secured credit agreement with Wachovia Bank, N.A. and the lenders party thereto, or the New Holdco Facility (described herein below), has been either repaid or refinanced with indebtedness with a stated maturity that is at least 91 days after the maturity date of the Notes.

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

The ABL Facility

Concurrently with the issuance of the Notes on December 3, 2009, our Company, together with certain of our subsidiaries as Canadian Borrowers (as defined therein) or Guarantors (as defined therein), entered into a senior secured asset based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders party thereto, or the ABL Facility, under which our Company and the Canadian Borrowers may borrow, subject to availability under each of a United States and Canadian borrowing base, up to $250,000 (of which up to $30,000 may be borrowed by the Canadian Borrowers) which amount, subject to certain conditions, may be increased to allow borrowings of up to $300,000. The unused portion of the ABL Facility (subject to borrowing base availability) is to be drawn from time to time for general corporate purposes (including permitted acquisitions) and working capital needs. At December 28, 2013, we had $23,000 outstanding under the ABL facility and $161,699 of additional availability.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Certain of our Company’s wholly-owned domestic subsidiaries, and all subsidiaries that guarantee the Notes (currently only our wholly-owned domestic subsidiaries) guarantee all of our obligations (both United States and Canadian) under the ABL Facility. In addition, our wholly-owned Canadian subsidiaries guarantee the obligations of the Canadian borrowings under the Canadian sub-facility of the ABL Facility. Furthermore, we and our wholly-owned domestic subsidiaries, subject to certain exceptions, grant security with respect to substantially all of our personal property as collateral for our obligations (and related guarantees) under the ABL Facility, including a first-priority security interest in cash and cash equivalents, lockbox and deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom and a second-priority security interest in substantially all of our equipment and all other assets that secure the Notes on a first-priority basis. The obligations of our Canadian subsidiaries that are borrowers under the Canadian sub-facility of the ABL Facility are secured, subject to certain exceptions and permitted liens, on a first-priority lien basis, by substantially all of the assets of our wholly-owned Canadian subsidiaries and by our and our domestic subsidiaries’ assets on the same basis as borrowings under the ABL Facility. At December 28, 2013, we had a zero balance outstanding under the Canadian sub-facility of the ABL Facility.

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

At December 28, 2013, the aggregate contractual maturity of long-term debt of the 9.750% Senior Secured Notes was as follows:

Fiscal Year Ending	Total
2014	$—
2015	—
2016	350,000
Thereafter	—
$350,000

Cash payments for interest were $39,874, $39,678 and $40,543 for 2013, 2012 and 2011, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Our Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee our obligations for the purchase of certain inventories and for potential claims exposure for insurance coverage. At December 28, 2013 and December 29, 2012, outstanding letters of credit issued under the revolving credit facilities for both periods totaled $3,256. The amount of unused lines of credit at December 28, 2013 and December 29, 2012, was $161,699 and $181,061 respectively. The average interest rate on short term borrowings under the credit facilities during both 2013 and 2012 was approximately 2.5%.

In connection with the Amendment in May 2011, $120 of debt issuance costs that were associated with a former syndicate member that did not participate in the Amendment were written-off. We also incurred bank fees and other costs of $1,282, which have been recorded as debt issuance costs. We amortized $2,659, $2,658 and $2,788 of debt issuance fees during 2013, 2012 and 2011, respectively, which is included in Interest expense, net.

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

Under the terms of the refinancing transaction, the net proceeds from the equity issuance were used to repurchase loans under the Previous Holdco Facility at a price of 90% of the principal amount thereof, and the consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into a new facility with a maturity date of December 31, 2015. The Previous Holdco Facility has been terminated. At closing, EB Sports had borrowed $108,268 under the New Holdco Facility. Borrowings under the New Holdco Facility bear interest at 11.5% per annum, such interest to be paid in cash; provided, that prior to maturity if EB Sports does not have sufficient cash on hand and Easton-Bell is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of Easton-Bell management) to permit Easton-Bell to distribute cash in an amount sufficient to allow such payment, EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period. In 2013 and 2012, our Company distributed $17,276 and $8,385, respectively, to RBG, primarily to enable EB Sports to pay interest on the New Holdco Facility.

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

At December 28, 2013, the amount of loans issued under the New Holdco Facility was $144,868 including accrued interest.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

3. Accrued Expenses

Accrued expenses consist of the following at December 28, 2013 and December 29, 2012:

	2013	2012
Salaries, wages, commissions, bonuses and severance	$15,402	$13,220
Advertising	6,670	6,211
Product liability — current portion	6,454	5,017
Rebates	4,708	5,919
Legal	4,537	9,057
Income taxes	3,312	2,983
Warranty	3,270	2,889
Royalties	3,116	1,101
Interest	2,785	2,899
Other	18,724	14,552
	$68,978	$63,848

4. Leases

Our Company leases various facilities and equipment under non-cancelable operating leases with terms ranging from 2 to 20 years. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations. At December 28, 2013, future minimum commitments for capital leases and for operating leases with non-cancelable terms were as follows:

Fiscal Year Ending	Capital Leases	Operating Leases
2014	$24	$12,374
2015	—	10,375
2016	—	9,006
2017	—	7,787
2018	—	5,864
Thereafter	—	69,099
Total minimum lease payments	24	$114,505
Less amount representing interest	(1)
Present value of minimum lease payments, including current maturities of $23	$23

Property and equipment included the following amounts under capital leases at December 28, 2013 and December 29, 2012:

	2013	2012
Leasehold improvements	$247	$247
Less accumulated depreciation	(237)	(218)
	$10	$29

Rent expense for operating leases was approximately $11,673, $11,178 and $10,317 for 2013, 2012 and 2011, respectively.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

5. Employee Benefit Plans

At December 28, 2013, our Company had two noncontributory defined benefit pension plans that cover certain unionized employees. Funding and administrative expense for these plans was approximately $38, $25 and $9 for 2013, 2012 and 2011, respectively. Further disclosures have not been made due to the immateriality of these plans.

At December 28, 2013, our Company had one defined contribution plan covering substantially all of our non-union employees. We contribute to each participant a matching contribution determined on a discretionary basis. Discretionary contributions were made in 2013, 2012 and 2011. Expenses related to the plan amounted to approximately $1,632, $1,650 and $1,344 for 2013, 2012 and 2011, respectively.

In November 2012, our Company established a deferred compensation savings plan which is a non-qualified benefit plan for certain executives of our Company. Expenses related to the plan amounted to approximately $34 and $11 for 2013 and 2012, respectively.

6. Segment Information

Our Company has two reportable segments: Team Sports and Action Sports. The majority of Easton’s activity is reflected in our Team Sports segment which primarily consists of football, baseball, softball, ice hockey and other team sports products including apparel and reconditioning services related to certain of these products. Our Action Sports segment consists primarily of helmets, equipment, components, footwear, apparel and accessories for cycling, snowsports and powersports. Our Company evaluates segment performance primarily based on income from operations excluding equity compensation expense, management expenses, restructuring and other infrequent expenses, amortization of intangibles and corporate expenses. Our selling, general and administrative expenses, excluding corporate expenses, are charged to each segment based on where the expenses are incurred. Segment operating income as presented by our Company may not be comparable to similarly titled measures used by other companies. As a result, the components of operating income for one segment may not be comparable to another segment.

Segment results for 2013, 2012 and 2011 are as follows:

	Team Sports	Action Sports	Consolidated
Year ended December 28, 2013:
Net sales	$453,728	$326,704	$780,432
Income from operations	55,423	33,803	89,226
Depreciation	12,103	8,889	20,992
Capital expenditures	11,562	22,660	34,222
Year ended December 29, 2012:
Net sales	$480,281	$346,871	$827,152
Income from operations	52,435	46,018	98,453
Depreciation	13,092	8,501	21,593
Capital expenditures	11,708	10,461	22,169
Year ended December 31,2011:
Net sales	$472,338	$362,572	$834,910
Income from operations	54,547	54,304	108,851
Depreciation	11,414	7,816	19,230
Capital expenditures	14,007	9,791	23,798

	Team Sports	Action Sports	Consolidated
Assets
December 28, 2013	$585,907	$372,036	$957,943
December 29, 2012	649,692	342,542	992,234

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

A reconciliation from the segment information to the Consolidated Statements of Comprehensive (Loss) Income is set forth below:

	Fiscal Year
	2013	2012	2011
Segment income from operations	$89,226	$98,453	$108,851
Equity compensation expense	(9,268)	(5,048)	(3,507)
Amortization of intangibles	(7,881)	(10,394)	(9,612)
Corporate expenses	(46,369)	(40,695)	(33,135)
Consolidated income from operations	$25,708	$42,316	$62,597

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

	2013		2012		2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Team Sports
Baseball and softball products	$173,935	22.3%	$161,640	19.6%	$175,826	21.1%
Ice hockey products	73,649	9.4	109,965	13.3	112,116	13.4
Football products and reconditioning	126,450	16.2	136,417	16.5	121,075	14.5
Other products and licensing	79,694	10.2	72,259	8.7	63,321	7.6
	$453,728	58.1%	$480,281	58.1%	$472,338	56.6%
Action Sports
Cycling helmets	$131,745	16.9%	$134,291	16.2%	$136,592	16.4%
Snowsports products	33,667	4.3	31,317	3.8	48,772	5.8
Powersports products	22,570	2.9	16,075	1.9	10,814	1.3
Premium cycling components, accessories, footwear and apparel	58,065	7.5	71,766	8.7	64,604	7.7
Fitness accessories	988	0.1	12,296	1.5	18,823	2.3
Cycling accessories	79,669	10.2	81,126	9.8	82,967	9.9
	$326,704	41.9%	$346,871	41.9%	$362,572	43.4%
Total Net Sales	$780,432	100.0%	$827,152	100.0%	$834,910	100.0%

Net sales by customer location for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
North America	$667,540	$704,367	$712,007
Europe	84,650	96,358	100,254
Other	28,242	26,427	22,649
	$780,432	$827,152	$834,910

Property, plant and equipment, net by location at December 28, 2013 and December 29, 2012 were as follows:

	2013	2012
North America	$55,522	$43,591
Other	13,763	11,958
	$69,285	$55,549

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Total assets by location at December 28, 2013 and December 29, 2012 were as follows:

	2013	2012
North America	$921,659	$961,871
Other	36,284	30,363
	$957,943	$992,234

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

In the opinion of management, amounts accrued for exposures relating to product liability claims and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on our Company’s consolidated financial statements. As of December 28, 2013, our Company had no known probable but inestimable exposures relating to product liability or other legal proceedings that are expected to have a material adverse effect on our Company.

There can be no assurance, however, that unanticipated events will not require our Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Certain of our entities are named in lawsuits by groups of former collegiate players (1 lawsuit) and retired NFL players (74 lawsuits consolidated into one multidistrict litigation). These cases are at preliminary stages and we are unable to predict outcomes or reasonably estimate a range of possible losses, if any. While the claims are complex and the alleged injury occurrences span many years, we believe these complaints are without merit and are vigorously defending against them.  Further, during the time period of the factual allegations, the entity had product liability insurance from numerous carriers. Through insurance coverage counsel, we have been able to identify policies, put carriers on notice and pursue coverage claims. We anticipate that the insurance policies that were in place during the time periods covered by the allegations will afford considerable coverage for defense costs during the course of the litigation. In the event that we are determined to have liability in these matters, there can be no assurance that our insurance coverage will adequately cover such liability.

Our Company maintains product liability insurance coverage under various policies. These policies provide coverage against claims resulting from alleged injuries sustained during the respective policy periods, subject to policy terms and conditions. The primary portion and three additional excess layers of our Company’s product liability coverage are written under policies expiring in January 2015.

Litigation and Other Contingencies

Our Company is also involved in various non-product liability claims and actions, including employment related matters as well as claims relating to potential infringement of intellectual property rights of others. We do not believe that any resulting damage awards will have a material adverse effect on our financial results. In 2002, one of our competitors sued us in Canadian Federal Court alleging infringement of a hockey skate patent. The details of such lawsuit have been previously disclosed in prior Company filings. In June 2013, we settled the lawsuit.

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

Our Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. Interest accrued on unrecognized tax benefits at December 28, 2013 and December 29, 2012 was $771 and $522, respectively. At December 28, 2013 and December 29, 2012, there were $2,874 and $3,123 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

A reconciliation of the total gross amount of unrecognized tax benefits at December 28, 2013 and December 29, 2012 is as follows:

	2013	2012
Beginning balance	$3,374	$3,357
Changes for tax positions of the current year	(383)	—
Changes for tax positions of the prior year	28	17
Ending balance	$3,019	$3,374

Our Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2010 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years for Bell Sports, Inc. remain open back to 2001. The tax years for Riddell remain open back to 2004.

Income tax expense (benefit) consisted of the following for December 28, 2013, December 29, 2012 and December 31, 2011:

	2013	2012	2011
Current tax expense (benefit):
Federal	$—	$(415)	$413
State	628	1,228	1,560
Foreign	1,286	1,576	627
	1,914	2,389	2,600
Deferred tax (benefit) expense:
Federal	(3,773)	1,454	6,215
State	128	(490)	934
Foreign	(100)	(251)	(52)
	(3,745)	713	7,097
Income tax (benefit) expense	$(1,831)	$3,102	$9,697

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 is as follows:

	2013	2012	2011
Provision for income taxes at United States federal statutory rate of 35%	$(5,924)	$(111)	$6,904
State and local income taxes, net of federal income tax effect	204	402	1,631
Taxes on foreign income which differ from the United States statutory rate	1,383	1,290	(339)
Non-deductible equity compensation expense	3,244	1,767	1,227
Tax effect of other permanent items	(147)	(860)	56
Unrecognized tax benefits activity	(249)	5	29
Change in valuation allowance	510	160	660
Foreign tax credits	(573)	—	—
Other	(279)	449	(471)
	$(1,831)	$3,102	$9,697

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at December 28, 2013 and December 29, 2012:

	2013	2012
Deferred income tax assets:
Receivable reserves	$3,183	$3,518
Inventory	5,575	6,803
Accrued expenses and reserves	16,475	12,122
Net operating loss carryforwards	32,965	29,596
Foreign tax credits	3,871	—
Other	2,399	5,526
Total deferred tax assets	64,468	57,565
Deferred income tax liabilities:
Property, plant and equipment	6,372	6,873
Intangible assets	90,413	85,208
Total deferred tax liabilities	96,785	92,081
Valuation allowance	(8,005)	(7,333)
Total net deferred income tax liability	$(40,322)	$(41,849)

At December 28, 2013, our Company had estimated net operating loss carryforwards available for U.S. federal, state and foreign income tax purposes of approximately $90,687, $60,566 and $2,103, respectively. Based on Internal Revenue Code Section 382 relating to changes in ownership of our Company, utilization of the federal net operating loss carryforwards is limited to $72,141, which is the primary reason for a valuation allowance of $6,513. Also included in the 2013 deferred tax asset for the net operating losses of $32,965 are unrecognized tax benefits of $2,901. These net operating loss carryforwards will begin to expire in 2021 through 2029. An additional valuation allowance of $142 was established in the current year relating to net operating losses and capital loss carryforwards in foreign jurisdictions, including Canada and Sweden, resulting in a total valuation allowance of $972 for these jurisdictions. A valuation allowance of $520 was established against the separate company state NOLs of Riddell, Inc. and Easton Sports, Inc.

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

(Loss) income before income taxes, consisted of the following:

	2013	2012	2011
Domestic	$(10,247)	$(3,106)	$16,475
Foreign	(6,725)	2,788	3,250
(Loss) income before income taxes	$(16,972)	$(318)	$19,725

Our Company has cumulative undistributed earnings of non-U.S. subsidiaries of $15,912 for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.

Cash paid for income taxes was $2,078, $2,066 and $3,465 for 2013, 2012 and 2011, respectively.

9. Derivative Instruments and Hedging Activity

Our Company accounts for all derivatives on the balance sheet as an asset or liability measured at fair value and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. If such hedge accounting criteria are met, the change is deferred in stockholder’s equity as a component of accumulated other comprehensive (loss) income. The deferred items are recognized in the period the derivative contract is settled. As of December 28, 2013, we had not designated any of our derivative instruments as hedges, and therefore, have recorded the changes in fair value in the Consolidated Statements of Comprehensive (Loss) Income.

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

No foreign currency exchange contracts were in place as of December 28, 2013.

The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States Dollars at December 29, 2012 were as follows:

	December 29, 2012
	U.S. Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
U.S. Dollars / Canadian Dollars	$11,303	Cdn$	11,193
U.S. Dollars / Mexican Pesos	$3,760	Mxn$	50,018
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

To receive units under the CIP, each prospective participant had to return to our Company any outstanding Class B Common units that were previously issued to such prospective participant pursuant to the Parent’s equity incentive plan. All units granted under the CIP will vest upon a qualified liquidity event that occurs prior to the seven-year anniversary of the effective date of the CIP. The vesting of all or any portion of the participants’ units may be accelerated at any time at the sole discretion of the board of directors of our Company. As of December 28, 2013, we have not recognized any compensation expense for the CIP as the occurrence of a qualified liquidity event is currently deemed to be improbable. As conditions change, we will assess the probability and record any such compensation costs deemed necessary in accordance with applicable accounting standards.

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

As a result of the modifications to the Incentive Plan on December 14, 2012, or the Modification, as well as adoption of the CIP, we utilized the Monte Carlo simulation pricing model, or the Monte Carlo Analysis, to determine whether additional value was granted to the unit holders upon receipt of the new Units. The Monte Carlo Analysis calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The Monte Carlo simulation pricing model simulated a number of different enterprise value paths until an expected liquidation date. The drift term, used to evolve the simulated enterprise value, is the risk-free rate. The liquidation date of each simulation path is determined by the time the simulated enterprise value exceeds $1.2 billion or December 31, 2017, whichever occurs first. As a result of the Modification, in 2012 we recognized incremental non-cash equity compensation expense of $1,363 in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

During fiscal year 2012, our Company also utilized the Monte Carlo Analysis for 7,238,477 Units granted subsequent to December 13, 2012 and expects to use the Monte Carlo Analysis for future grants. We calculated the weighted average fair value per Unit of $0.33 and based on this calculation, we recognized $1,143 of additional non-cash equity compensation expense in 2012. For Units granted during the 2013 fiscal year, the weighted average fair value per Unit was also $0.33.

The following weighted average assumptions were used in the Monte Carlo Analysis for Units granted during fiscal year 2013:

Risk-free interest rate	0.7 to 1.6%
Expected volatility(1)	30.0 to 32.0%

_________________________________________________________

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

For Units issued prior to December 14, 2012, our Company used the Black-Scholes option pricing model to determine the fair value of the Units granted. This model uses such factors as the market price of the underlying Units at date of issuance, an exercise price of $1.32 for Units issued during fiscal years 2012 and 2011, and the expected term of the Unit, which is approximately two to four years, utilizing the simplified method. The $1.32 represents the fair market value of a Class A Common Unit of our Parent on the date the Units were granted. The weighted average grant date fair value of Units granted during 2012 and 2011 amounted to $0.30 and $0.23, respectively.

In fiscal years 2012 and 2011, the weighted average assumptions used in the Black-Scholes Option Pricing Model were as follows:

	2012	2011
Expected term	1 to 3 years	1 to 4 years
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.14 to 0.15%	0.05 to 0.17%
Expected volatility(1)	44.7%	50.0%

(1)	Expected volatility is based upon a peer group of companies given no historical data for the Units.

Accordingly, our Company records compensation expense using the fair value of the Units granted with time vesting over the vesting service period on a straight-line basis. Our Company used a forfeiture rate of 8.3% in 2013 and 2012 and 7.7% in 2011. Compensation expense for the performance based vesting Units is recognized when it becomes probable that the performance conditions will be met. As of December 28, 2013, we have not recognized any compensation expense for the performance based vesting Units as it is not probable that the performance conditions will be met.

Our Company recognized the following unit based non-cash compensation expense, included in selling, general and administrative expenses for its Units during 2013, 2012 and 2011:

	2013	2012	2011
Equity compensation expense	$9,268	$5,048	$3,507

As of December 28, 2013, there was $19,507 of unrecognized compensation costs, net of actual and estimated forfeitures related to the Units comprised of $8,499 related to time based vesting units and $11,008 related to the performance based vesting units. The unrecognized cost related to the time based vesting units is expected to be amortized over a weighted average service period of approximately 2 years. The unrecognized cost related to the performance based vesting units will be recognized when it becomes probable that the performance conditions will be met.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Our Company’s Unit activity under the Incentive Plan is as follows:

Number of Units
Outstanding at December 29, 2012	108,156,595
Granted	52,187,574
Cancelled	(50,372,788)
Outstanding at December 28, 2013	109,971,381
Vested at December 29, 2012	63,638,862
Vested at December 28, 2013	56,213,673

11. Related Party Transactions

Our Company, certain of our subsidiaries, RBG and our Parent have entered into management agreements with Fenway Partners, LLC and Fenway Partners Resources, Inc., each an affiliate of Fenway Partners Capital Fund II, L.P and Fenway Partners Capital Fund III, L.P., which are also affiliates of our Parent. Pursuant to these management agreements, Fenway Partners, LLC and Fenway Partners Resources, Inc. agree to provide management and other advisory services to our Company, certain of our subsidiaries, RBG and our Parent. These management agreements provided for an annual management fee and a fee in connection with certain significant transactions. In connection with the Easton acquisition, these management agreements were amended and removed any obligation to pay an annual management fee, but we are still obligated to pay for advisory services in connection with certain types of transactions. The fee to be paid is equal to the greater of $1.0 million or 1.5% of the gross value of such transaction, plus reimbursement of fees and expenses incurred in connection with such transactions. No annual management fees have been paid under the management agreements since 2006.

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

In connection with the Refinancing on December 3, 2009, our Company distributed $2,594 to RBG, which has been recorded as a distribution to RBG in Stockholder’s Equity. In 2013 and 2012, our Company distributed $17,276 and $8,385, respectively, to RBG, primarily to enable EB Sports to pay interest on the New Holdco Facility.

Affiliates of Jas. D. Easton, Inc. and James L. Easton owned certain of the properties leased by Easton through November 2013. During the fiscal years ended 2013, 2012 and 2011, Easton paid approximately $1,006, $1,191 and $1,186, respectively, in rent pursuant to such affiliate leases.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

On December 14, 2012, our Company entered into an amended and restated consulting agreement with Terry Lee, a then member of our board of directors. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services. In exchange for his services, Mr. Lee was entitled to an annual compensation of $200. The term of Mr. Lee’s consulting agreement continued until the agreement was terminated on February 13, 2013, when Mr. Lee was appointed as Executive Chairman and Chief Executive Officer of our Company to fill the vacancy resulting from the resignation of our former President and Chief Executive Officer, Paul Harrington.

On November 28, 2011, our Company entered into a consulting agreement with Dimension Six Innovation, LLC or Dimension, an entity of which Michael Wilskey, a former member of the board of managers of our Parent and the board of directors of our Company, is an owner. Pursuant to the terms of the consulting agreement, Dimension agreed to provide us with strategic and product innovation consulting services. In exchange for services, Dimension was entitled to a compensation of $80 for 2011, $265 for 2012 and $60 for the first three months of 2013, with the agreement expiring on March 31, 2013.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) Issuer, (2) Guarantors, (3) Non-Guarantors and (4) eliminations to arrive at the information for our Company on a consolidated basis for 2013 and 2012. In addition, condensed consolidating financial statements for the results of operations and cash flows for 2011 are presented. Separate financial statements and other disclosures concerning the Guarantors are not presented because our management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the following presentation.

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Balance Sheet

December 28, 2013

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,556	$8,770	$33,372	$—	$43,698
Accounts receivable, net	—	188,157	12,784	—	200,941
Inventories, net	—	116,213	10,718	—	126,931
Prepaid expenses	3,027	2,959	1,086	—	7,072
Deferred taxes	—	17,330	—	—	17,330
Other current assets	—	4,993	2,010	—	7,003
Total current assets	4,583	338,422	59,970	—	402,975
Property, plant and equipment, net	39,724	27,408	2,153	—	69,285
Deferred financing fees, net	7,305	—	—	—	7,305
Investments and intercompany receivables	354,901	76,864	84,359	(516,124)	—
Intangible assets, net	—	264,006	5,388	—	269,394
Goodwill	16,195	186,353	5,191	—	207,739
Other assets	—	1,111	134	—	1,245
Total assets	$422,708	$894,164	$157,195	$(516,124)	$957,943
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Revolving credit facility	$23,000	$—	$—	$—	$23,000
Current portion of capital lease obligations	—	23	—	—	23
Accounts payable	—	74,047	2,326	—	76,373
Accrued expenses	13,143	52,646	3,189	—	68,978
Total current liabilities	36,143	126,716	5,515	—	168,374
Long-term debt, less current portion	347,834	—	—	—	347,834
Deferred taxes	—	57,652	—	—	57,652
Other noncurrent liabilities	—	20,147	7,433	—	27,580
Long-term intercompany payables	—	398,126	79,510	(477,636)	—
Total liabilities	383,977	602,641	92,458	(477,636)	601,440
Total stockholder's equity	38,731	291,523	64,737	(38,488)	356,503
Total liabilities and stockholder's equity	$422,708	$894,164	$157,195	$(516,124)	$957,943

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Fiscal Year Ended December 28, 2013

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$767,289	$51,102	$(37,959)	$780,432
Cost of sales	—	502,960	46,086	(37,959)	511,087
Gross profit	—	264,329	5,016	—	269,345
Selling, general and administrative expenses	56,011	166,148	13,597	—	235,756
Amortization of intangibles	—	7,881	—	—	7,881
(Loss) income from operations	(56,011)	90,300	(8,581)	—	25,708
Interest expense, net	40,250	2,370	60	—	42,680
Share of net income (loss) of subsidiaries under equity method	81,120	(8,811)	—	(72,309)	—
(Loss) income before income taxes	(15,141)	79,119	(8,641)	(72,309)	(16,972)
Income tax (benefit) expense	—	(2,001)	170	—	(1,831)
Net (loss) income	(15,141)	81,120	(8,811)	(72,309)	(15,141)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(3,847)	—	(3,847)
Comprehensive (loss) income	$(15,141)	$81,120	$(12,658)	$(72,309)	$(18,988)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Fiscal Year Ended December 29, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$799,539	$75,354	$(47,741)	$827,152
Cost of sales	—	529,689	62,743	(47,741)	544,691
Gross profit	—	269,850	12,611	—	282,461
Selling, general and administrative expenses	48,965	171,322	9,464	—	229,751
Amortization of intangibles	—	10,394	—	—	10,394
(Loss) income from operations	(48,965)	88,134	3,147	—	42,316
Interest expense, net	40,064	2,524	46	—	42,634
Share of net income (loss) of subsidiaries under equity method	85,609	3,003	—	(88,612)	—
(Loss) income before income taxes	(3,420)	88,613	3,101	(88,612)	(318)
Income tax expense	—	3,004	98	—	3,102
Net (loss) income	(3,420)	85,609	3,003	(88,612)	(3,420)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	631	—	631
Comprehensive (loss) income	$(3,420)	$85,609	$3,634	$(88,612)	$(2,789)

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

Condensed Consolidating Statement of Comprehensive Income

Fiscal Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$805,009	$83,603	$(53,702)	$834,910
Cost of sales	—	534,410	70,701	(53,702)	551,409
Gross profit	—	270,599	12,902	—	283,501
Selling, general and administrative expenses	42,264	158,896	10,132	—	211,292
Amortization of intangibles	—	9,612	—	—	9,612
(Loss) income from operations	(42,264)	102,091	2,770	—	62,597
Interest expense, net	40,797	2,060	15	—	42,872
Share of net income (loss) of subsidiaries under equity method	93,089	1,863	—	(94,952)	—
Income (loss) before income taxes	10,028	101,894	2,755	(94,952)	19,725
Income tax expense	—	8,805	892	—	9,697
Net income (loss)	10,028	93,089	1,863	(94,952)	10,028
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,548)	—	(1,548)
Comprehensive income	$10,028	$93,089	$315	$(94,952)	$8,480

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 28, 2013

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(15,141)	$81,120	$(8,811)	$(72,309)	$(15,141)
Non-cash adjustments	64,258	(98,508)	3,116	72,309	41,175
Changes in operating assets and liabilities	4,721	33,934	14,539	—	53,194
Net cash provided by operating activities	53,838	16,546	8,844	—	79,228
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,670)	(8,329)	(1,223)	—	(34,222)
Purchase of intellectual property	—	(8,662)	—	—	(8,662)
Net cash used in investing activities	(24,670)	(16,991)	(1,223)	—	(42,884)
Cash flows from financing activities:
Payments on capital lease obligations	—	(29)	—	—	(29)
Payments on revolving credit facility, net	(12,000)	—	—	—	(12,000)
Distribution to RBG	(17,276)	—	—	—	(17,276)
Net cash (used in) provided by financing activities	(29,276)	(29)	—	—	(29,305)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,193)	—	(4,193)
Net change in cash and cash equivalents	(108)	(474)	3,428	—	2,846
Cash and cash equivalents, beginning of year	1,664	9,244	29,944	—	40,852
Cash and cash equivalents, end of year	$1,556	$8,770	$33,372	$—	$43,698

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

EASTON-BELL SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except as specified)

13. Subsequent Event

On February 13, 2014, our Company entered into an agreement with Bauer Performance Sports or BPS under which BPS will acquire the Easton Baseball/Softball business for $330,000 in cash, subject to adjustments for working capital and certain other items. The Asset Purchase Agreement filed February 19, 2014 on Form 8-K is incorporated herein by reference. The acquisition is subject to regulatory approvals and customary closing conditions and is expected to be completed in the next 30 days. Our Company is also working towards an agreement with a third party for the sale of the Easton Hockey business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

At December 28, 2013, the end of the period covered by this annual report, we performed an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework of 1992. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 28, 2013, our internal control over financial reporting was effective.

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

Name	Age	Position
James L. Easton	78	Chairman
Terry G. Lee	65	Executive Chairman, Chief Executive Officer and Director
Timothy P. Mayhew	46	President, Chief Operating Officer and Director
Mark A. Tripp	55	Chief Financial Officer, Senior Vice President of Finance, Treasurer and Secretary
Jackelyn E. Werblo	60	Senior Vice President of Human Resources and Chief People Officer
Daniel J. Arment	53	President of Riddell Sports
Michael F. Zlaket	47	President of Easton Sports
Gregory B. Shapleigh	45	Executive Vice President and General Manager of Giro/Easton Cycling
Jessica L. Klodnicki	40	Executive Vice President and General Manager of Bell/Blackburn
Bernard P. Doering	53	Senior Vice President of Global Sales, IBD and Action Sports
William L. Beane III	51	Director
Edward C. Forst	53	Director
Mary J. George	63	Director
Dennis E. Glazer	63	Director
Peter D. Lamm	62	Director
Kevin M. Mansfield	35	Director
David A. Perdue	64	Director
Peter V. Ueberroth	76	Director
Richard E. Wenz	64	Director

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

Timothy P. Mayhew has served as our President and Chief Operating Officer since February 2013 and has served as one of our directors since 2004. Prior to joining our Company, Mr. Mayhew was a Managing Director of Fenway Consulting Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Prior to joining Fenway Partners in June 2003, Mr. Mayhew was a founding member of Palladium Equity Partners. Prior to forming Palladium, Mr. Mayhew was a principal of Joseph Littlejohn & Levy. Mr. Mayhew was formerly in the restructuring group at Merrill Lynch & Co. Mr. Mayhew is a board member of Thismoment (a social media company) and American Achievement Corporation. Previously, he served as Chairman of 1-800 Contacts and was a board member for Fastfrate Holdings, Inc., Panther Expedited Services, RoadLink Inc. and Targus Group International, Inc.

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

Jackelyn E. Werblo has served as our Senior Vice President of Human Resources since April 2006 and as our Chief People Officer since October 2013. Prior to that time, from April 2005, Ms. Werblo was Vice President of Human Resources for our Company. From January 2004 to April 2005, Ms. Werblo was a Senior Consultant in the Mercer HR Services division. From April 2000 to January 2004, Ms. Werblo was Vice President, Product Strategy and HR Outsourcing Services for SynHRgy HR Technologies. This company was acquired by Mercer, Inc. in January 2004.

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

Michael F. Zlaket has served as our President of Easton Sports since April 2013. Previously, he was President and General Manager of NEP Entertainment from 2012 to 2013. Mr. Zlaket also served as our Executive Vice President and General Manager of Easton Baseball/Softball from 2008 to 2011 and Senior Vice President of Riddell Marketing and Product Development from 2006 to 2008. Prior to that time, from 1996 to 2006, Mr. Zlaket served as Vice President of Easton Baseball/Softball Products. From 1991 to 1996, he served in several roles including, Product Manager, Group Marketing Manager and Director of Easton Baseball/Softball Products.

Gregory B. Shapleigh has served as our Executive Vice President and General Manager of Giro/Easton Cycling since February 2013. Since 2000, Mr. Shapleigh has held numerous positions at our Company including Senior Vice President of Product and Brand Marketing for the Giro and Easton brands, and Senior Vice President of Marketing and Product Development for the Specialty Retail Division. During this time, he has led several new business initiatives including the Giro brand’s expansion into snowsports helmets, goggles, and cycling footwear and apparel. From 1998 to 1999, Mr. Shapleigh was employed by The North Face where he was part of the team that introduced that brand’s footwear product line.

Jessica L. Klodnicki has served as our Executive Vice President and General Manager of Bell/Blackburn since February 2013. Ms. Klodnicki joined our Company in February 2012 as Senior Vice President of Brand and Product Marketing of Bell/Blackburn. Prior to joining our Company, she was the Vice President of Brand Marketing and Management at Mizuno USA from 2010 to 2012, spearheading the development of the brand management function across golf, running, baseball, softball and volleyball. From 2004 to 2010, Ms. Klodnicki was at Newell Rubbermaid in various capacities including Global Vice President of Marketing for the Fine Writing and Luxury Accessories Business Unit (Parker, Waterman and Rotring brands). She spent her early career from 1995 to 2004 with infant products company Kids II in various brand and product marketing roles, including serving as the Vice President of Marketing for its portfolio of owned and licensed brands – Bright Starts, Carter’s and Disney. Ms. Klodnicki currently serves on the board of directors for the non-profit industry organization, People for Bikes.

Bernard P. Doering has served as our Senior Vice President of Global Sales, Independent Bicycle Dealers (IBD) and Action Sports since September 2010, inclusive of a short break in late 2012. Previously, Mr. Doering spent 21 years in various executive sales positions at Nike, Inc., including from 2009 to 2010, Sales Director - Strategic Sporting Goods, US. From 2004 to 2009, Mr. Doering was Director of Footwear Sales EMEA based in Amsterdam. Prior to 1990, he worked for the Capital Markets division of Bank of New York Mellon.

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

Edward C. Forst has been one of our directors since November 2013. Mr. Forst currently serves as President and Chief Executive Officer of Cushman & Wakefield, Inc., in addition to numerous leadership commitments for educational and other not-for-profit organizations.  He previously served as a Senior Advisor to Fenway Partners, LLC. In 2012, Mr. Forst served as a team leader of the Mitt Romney for President transition team and as a member of the National Finance Committee leadership. Mr. Forst retired from Goldman Sachs at the end of 2011 where during his career he held numerous executive roles including: Co-Chief Executive Officer of Goldman Sachs Asset Management and Goldman Sachs Private Wealth Management as well as EVP and Chief Administrative Officer of the firm. Mr. Forst was elected Partner at Goldman Sachs in 1998 and served seven years on the Goldman Sachs Management Committee. During the financial crisis of 2008-2009, Mr. Forst was the first Executive Vice President and Principal Operating Officer of Harvard University with leadership responsibility for the non-academic affairs of the institution.  He was also a member of the board of the Harvard Management Company, overseeing the $30 billion endowment. Additionally, during this period, Mr. Forst served as an Advisor to the Secretary of the Treasury of the United States.

Mary J. George has been one of our directors since August 2013. Since 2005, Ms. George has served as Vice Chairman of Bell Automotive Products, Inc. and from 1994 to 2004 in various executive positions at Bell Sports including Chairman, Chief Operations Officer and Chief Executive Officer. She currently serves on the Board of Directors of 3 Day Blinds.

Dennis E. Glazer has been one of our directors since November 2013. He retired as a law partner of Davis Polk & Wardwell LLP at the end of 2012 where he represented numerous public and private companies, their boards and their directors. During his time at Davis Polk, Mr. Glazer also served as Co-Head of the Litigation Department. In addition to serving as a director on our board, Mr. Glazer currently serves as a director of two privately held internet companies, AppOrchard LLC and Rapid Ratings International,Inc. and a regional energy company, Paraco Gas Corporation. Mr. Glazer also holds leadership positions in several not-for-profit health care organizations in Westchester County, New York.

Peter D. Lamm has been one of our directors since 2004. Mr. Lamm also serves as Chairman and Chief Executive Officer of Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund II, L.P. and Fenway Partners Capital Fund III, L.P. Mr. Lamm co-founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation and a Managing Director of Butler Capital Corporation. Mr. Lamm serves on the boards of Fastfrate Holdings, Inc., Preferred Freezer Services, LLC and Roadlink, Inc., and is also a board member and Chairman of the United States Fund for UNICEF. Mr. Lamm previously served on the Board of Directors of 1-800 Contacts, Inc., American Achievement Corporation, and Panther Expedited Services, Inc.

Kevin M. Mansfield has been one of our directors since November 2013. He is a Portfolio Manager in the consumer and retail team of Teachers’ Private Capital or TPC, the private equity arm of Ontario Teachers’ Pension Plan. Mr. Mansfield joined TPC in 2005 after working at Scotia Merchant Capital, the private equity arm of the Bank of Nova Scotia. He is also a director of Munchkin, Inc., Helly Hansen AS and Plano Synergy Holdings.

David A. Perdue joined our board of directors in August 2011. Since 2007, Mr. Perdue has been the Chief Executive Officer of the Aquila Group LLC, a private investment firm that is involved with retail markets in India. He is also a Partner with Perdue Partners, LLC, an international trading company. He served as Chief Executive Officer and Chairman of Dollar General from April 2003 to July 2007. His prior experience includes serving as President of Reebok, in addition to executive positions with Haggar Inc. and the Sara Lee Corporation. He currently serves on the Board of Directors of Graphic Packaging Holding Corporation, Cardlytics, Inc., Liquidity Service, Inc., and Alliant Energy Corporation. Previously, he served on the Boards of Jo-Ann Stores and Pillowtex Corporation.

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

Audit Committee

Our board of directors has a separately designated standing audit committee, or Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Mr. Wenz is the Chairman of the Audit Committee. Our board of directors has determined that Mr. Wenz is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission rules.

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

Overview of Compensation and Process

Elements of compensation for our executives include: salary, annual bonus, equity unit awards consisting of grants of Class B Common Units of our Parent, unit awards under the Cash Incentive Plan where proceeds are determined by the type of qualified liquidity event, 401(k) plan participation, medical, disability, life insurance, a voluntary nonqualified deferred compensation plan and miscellaneous fringe benefits and other perquisites. Our compensation committee, or the Committee, consists of Messrs. Lamm and Mansfield. It generally meets early in the fiscal year to formally approve the annual incentive plans. Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally in February of each year. In addition, the Committee annually or more frequently as deemed necessary, reviews and considers merit increases and additive equity awards for key executives.

As part of this annual review, the history of all the elements of each executive’s total compensation over each of the past three years is evaluated and compared to the compensation of other executive officers in an appropriate market comparison group. Typically, our chief executive officer makes compensation recommendations to the Committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The Committee considers and then determines any annual compensation changes with respect to the Chief Executive Officer. Terry G. Lee, our Executive Chairman and Chief Executive Officer, was not present at the meeting when his compensation was discussed by the Committee. The Committee has the right to set the applicable compensation, taking into account any such recommendations as it sees fit.

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

Compensation Consultant

From time to time, the Committee may request and receive advice from independent compensation consultants. In the past, Towers Watson & Co., a global human resources consulting company was retained to provide independent analysis of the compensation of certain key executives as compared to national industry averages as obtained through market surveys and an analysis of similarly sized companies, which was then summarized and presented to the compensation committee. This work was limited to certain key executive reviews and was not broad in scope. In the event of any significant compensation restructuring, the Committee may use independent compensation consultants for assistance.

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

The board of managers of our Parent, its designees, and the compensation committee of the board of managers of our Parent serve as the administrator of the Incentive Plan. The administrator of the Incentive Plan has the authority, in its sole discretion, to select participants to receive awards, to determine the time of receipt, the number of Class B Common Units subject to each award and to establish any other terms, conditions and provisions of the awards under the Incentive Plan. The awards granted under the Incentive Plan will vest at such time or times as the administrator of the Incentive Plan may determine and the administrator of the Incentive Plan may accelerate the vesting of any award at any time. Although the terms of individual grants vary, generally, time vesting occurs over a four-year period measured from the date of the grant, and performance vesting is based on achievement of certain Company performance goals (including certain EBITDA thresholds). Subject to certain conditions, Units are also eligible to vest in the event of an initial public offering or change of control.

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

Post-Employment Compensation

We do not provide post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) Contributory Defined Contribution Plan. Currently, we contribute to each participant a matching contribution equal to 50.0% of the first 6.0% of the participant’s compensation that has been contributed to the plan, subject to applicable legal limits. Most of our executive officers participated in our 401(k) plan during fiscal 2013 and received matching contributions.

Deferred Compensation Plan

In November 2012, our Company established a deferred compensation savings plan which is a non-qualified benefit plan for certain executives of our Company. Participants can defer up to 50% of their pre-tax base salary and up to 100% of their annual bonus into participant directed funds.

Specific Compensation of Named Executive Officers

The following compensation discussion describes the material elements of the compensation awarded to, earned by, or paid our officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of Terry G. Lee, Executive Chairman and Chief Executive Officer, Paul E. Harrington, former Chief Executive Officer, Mark A. Tripp, Chief Financial Officer and the three most-highly compensated individuals serving as executive officers at the end of 2013 (which includes Timothy P. Mayhew, President and Chief Operating Officer, Daniel J. Arment, President of Riddell Sports and Michael F. Zlaket, President of Easton Sports).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(7)	All Other Compensation	Total ($)
Terry G. Lee,	2013	$729,808	$825,000	$2,151,655	$99,249	$3,805,712
Chief Executive Officer(1)
Paul E. Harrington,	2013	98,366	825,000	—	1,194,057	2,117,423
Former Chief Executive	2012	806,251	—	938,861	379,558	2,124,670
Officer(2)	2011	750,000	1,000,000	1,053,788	378,113	3,181,901
Mark A. Tripp,	2013	359,375	273,824	20,550	23,989	677,738
Chief Financial Officer(3)	2012	347,862	100,000	190,918	18,963	657,743
	2011	336,261	230,000	108,183	18,713	693,157
Timothy P. Mayhew,	2013	442,308	500,000	1,267,974	37,917	2,248,199
President and Chief Operating Officer(4)
Daniel J. Arment,	2013	406,299	391,500	18,031	93,102	908,932
President of Riddell Sports(5)	2012	370,470	310,000	226,309	109,038	1,015,817
	2011	352,975	240,000	154,021	82,082	829,078
Michael F. Zlaket,	2013	300,000	198,000	1,526,598	52,174	2,076,772
President of Easton Sports(6)	2012	—	—	—	442,411	442,411
	2011	233,855	—	—	185,667	419,522

(1)

Mr. Lee’s employment with us began on February 13, 2013. Prior to Mr. Lee’s employment with us, he was paid as a consultant. For 2013, his salary reflects earned amounts after the commencement of employment. For 2013, all other compensation for Mr. Lee includes $51,000 for auto allowance, $33,300 for consulting fees and $7,650 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums.

(2)

On February 13, 2013, Mr. Harrington resigned from his position as President and Chief Executive Officer. For 2013, all other compensation for Mr. Harrington includes $726,600 for post-employment compensation, $180,000 for housing allowance and related taxes paid of $155,200, $127,000 for unused vacation and the remainder for auto allowance and life insurance and disability insurance premiums.

(3)

For 2013, all other compensation for Mr. Tripp includes $9,600 for auto allowance, $7,650 for 401K company contributions, $4,900 for medical expenses and the remainder for life insurance and disability insurance premiums.

(4)

Mr. Mayhew’s employment with us began on February 13, 2013. For 2013, his salary reflects earned amounts after the commencement of employment. For 2013, all other compensation for Mr. Mayhew includes $36,600 for auto allowance and the remainder for life insurance and disability insurance premiums.

(5)

For 2013, all other compensation for Mr. Arment includes $58,750 for housing allowance and related taxes paid of $12,800, $9,600 for auto allowance, $7,650 for 401K company contributions and the remainder for medical expenses and life insurance and disability insurance premiums.

(6)

Mr. Zlaket’s employment with us began on April 1, 2013. Mr. Zlaket previously resigned on June 30, 2011 and then was paid as a consultant to our Company until his return in 2013. For 2013, his salary reflects earned amounts after the commencement of employment. For 2013, all other compensation for Mr. Zlaket includes $31,700 for consulting fees, $9,020 for medical expenses, $7,200 for auto allowance, $3,200 for 401K company contributions and the remainder for life insurance and disability insurance premiums.

(7)

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

Outstanding Equity Awards at Fiscal Year-End

	Unit Awards
	Total Number of Units Outstanding (1)	Number of Units (#) Unvested (2)	Unit Base Price ($)(3)	Unit Vesting Date (4)
Terry G. Lee	25,812,087.48	15,519,437.93	$1.3218	2/13/2016
Paul E. Harrington	—	—	—	—
Mark A. Tripp	725,987.95	—	$1.3218	—
	4,438,265.63	2,219,132.82	$1.3218	—
Timothy P. Mayhew	617,028.02	—	$1.0000	—
	429,181.00	—	$1.4717	—
	12,906,936.20	9,680,202.15	$1.3218	2/13/2016
Daniel J. Arment	720,000.00	—	$1.3218	—
	4,444,253.65	2,222,126.82	$1.3218	—
Michael F. Zlaket	3,292,025.90	1,316,810.36	$1.3218	4/2/2015

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan.
(2)

Total number of unvested Class B Common Units as of December 28, 2013. These Class B Common Units consist of a portion of the Units that vest over time, and a portion of the Units that vest if certain performance conditions are met.

(3)

Represents the fair market value of a Class A Common Unit of our Parent on the date the applicable Class B Common Units were granted to such holder, some of which were amended in December 2009 to effect, among other things, a reduction in the applicable distribution threshold.

(4)	Date on which 100% of time based units will have vested. Generally, time based units vest evenly on an annual basis over a 4 year period (in increments of 25% per year).

Vested Equity Awards at Fiscal Year-End

	Vested Unit Awards
Name	Number of Units (#) Vested (1)	Cumulative Value Expensed through Fiscal 2013 (2)
Terry G. Lee	10,292,649.55	$2,151,655
Paul E. Harrington	—	$4,634,985
Mark A. Tripp	2,945,120.76	$1,189,298
Timothy P. Mayhew	4,272,943.07	$1,267,974
Daniel J. Arment	2,942,126.83	$763,500
Michael F. Zlaket	1,975,215.54	$1,526,598

(1)	Awards consist of Class B Common Units issued pursuant to our Parent’s Incentive Plan that have time vested prior to December 28, 2013.
(2)	Cumulative expense recognized through December 28, 2013 as compensation expense computed.

Nonqualified Deferred Compensation

Name	Beginning Balance FY 2013	Executive Contributions in Fiscal 2013	Registrant Contributions in Fiscal 2013	Aggregate Earnings in Fiscal 2013	Aggregate Withdrawals/ Distributions	Ending Balance at FY 2013
Mark A. Tripp	$13,675	$89,844	$—	$12,780	$—	$116,299

Employment Arrangements and Payments Upon Termination or Change of Control

Set forth below is a brief description of the employment agreements that we have with our named executive officers.

Terry G. Lee entered into an employment agreement with us as of April 19, 2013. The employment agreement provides, among other things; a base salary, monthly car allowance and an annual bonus as determined by our board of directors or designated committee; and equity-based compensation as determined by the board of managers of our Parent.

Mr. Lee’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Lee will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. If we terminate Mr. Lee without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Lee monthly payments equal to one-twelfth of his annual base salary at the time of termination, plus one-twelfth of the Target Bonus per month for 18 months immediately following the date of termination; and

(2) pay an amount equal to the full premium cost of our health and dental plans participated in by Mr. Lee and his eligible dependents for the earliest to occur of (1) the expiration of the 18 months immediately following the date of termination, (2) the date Mr. Lee becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Lee is no longer eligible for continuation of participation under COBRA.

In the event that Mr. Lee terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause on or following the date of a Liquidity Event (as defined in the employment agreement), Mr. Lee shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Lee without cause prior to such Liquidity Event, except that Mr. Lee will not receive pro-rata Target Bonus payments.  In addition, in the event of a change of control, Mr. Lee will be eligible to receive a success bonus of $750,000 if the adjusted total enterprise value of the Company is equal to or greater than $1,100,000,000 plus an additional $1,500,000 if the adjusted total enterprise value of the Company is equal to or greater than $1,200,000,000.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Lee under each triggering event scenario as if it had occurred on December 28, 2013 (assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$2,475,000
Mr. Lee terminates for Good Reason	$2,475,000
Mr. Lee terminates other than for Good Reason	—
Change of Control (equal to or greater than $1.1 billion)	$750,000
Change of Control (equal to or greater than $1.2 billion)	$2,250,000
Termination following a Change of Control	$1,237,500

If a change of control (as defined in Mr. Lee’s Class B Common Unit certificate) of our Parent should occur and Mr. Lee is continuously employed with us at the time of the change of control, then 100% of Mr. Lee’s Class B Common Units shall accelerate and immediately vest. If a partial sale (as defined in Mr. Lee’s Class B Common Units certificate) of our Parent should occur and Mr. Lee is either (a) continuously employed by the subsidiary sold in such partial sale or (b) continuously employed in a position primarily related to the assets being sold in such partial sale, then 100% of Mr. Lee’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Lee within four months prior to a change of control or partial sale of our Parent for reasons other than for cause, then Mr. Lee shall be deemed to have remained employed through the date of such change of control or partial sale.

In connection with an Initial Public Offering, all vested Class B Common Units and/or any successor equity instruments (that is, any options, shares or share units into which the Units have been converted or for which they have been exchanged) shall remain vested and all Class B Common Units and/or any successor equity instruments that are scheduled to become Vested on the next scheduled vesting date (if any) shall become immediately vested, with the remaining unvested Class B Common Units and/or successor equity instruments to continue to vest in accordance with the original vesting schedule set forth in Mr. Lee’s Class B Common Unit certificate.

Upon termination for cause, Mr. Lee’s Class B Common Units shall expire and terminate immediately, whether or not all or any portion of the Class B Common Units have become vested.  Notwithstanding the above provisions, if Mr. Lee is terminated for any other reason except for cause, then the portion of Class B Common Units that have not become vested prior to the date of such termination of employment shall expire and terminate immediately.

All payments and benefits are conditioned on Mr. Lee’s timely delivery of an effective release of claims to us, as well as Mr. Lee’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 18 months from the date of termination.

Paul E. Harrington entered into an employment agreement with us as of March 5, 2008 and resigned as chief executive officer on February 13, 2013, the Resignation Date. Mr. Harrington entered into a Post-Employment Compensation Agreement, which summarized the payments and benefits he earned following the termination of his employment. Specifically, our Company shall pay Mr. Harrington one twelfth of $825,000 per month through March 31, 2016. Our Company paid Mr. Harrington an $825,000 bonus in March 2013, in lieu of his 2013 bonus which otherwise would have been payable on the next payroll date following March 1, 2014. Pursuant to his Post-Employment Compensation Agreement, Mr. Harrington will receive two subsequent bonuses of $825,000, the first on the next regular payroll date following March 1, 2015, and the final on the next regular payroll date following March 1, 2016. Our Company will be paying Mr. Harrington and his eligible dependents’ full premium cost for health and dental plan coverage until the earliest of (A) the expiration of eighteen months past the resignation date, (B) the date that Mr. Harrington becomes eligible for participation in health and dental plans of another employer, or (C) the date that Mr. Harrington ceases to be eligible for participation under our Company’s health and dental plans under COBRA. Our Company will pay Mr. Harrington a housing allowance equal to $15,000 plus a gross-up for state and federal income tax liability per month until March 31, 2014.

All of Mr. Harrington’s Series A Preferred Shares have been repurchased by EB Sports for an aggregate repurchase price of $714,760.58. All of Mr. Harrington’s vested Class B Common Units and Class C Common Units have been repurchased by Parent for an aggregate repurchase price of $25,800. The 5,000 units granted to Mr. Harrington pursuant to the CIP shall be subject to the provisions of the CIP. Mr. Harrington’s CIP units vest upon a Qualified Liquidity Event (as defined in the CIP, including a change in control) that occurs prior to the seven-year anniversary of December 14, 2012.

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

The following table sets forth the cash amounts that we would be obliged to pay Mr. Tripp under each triggering event scenario as if it had occurred on December 28, 2013 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$821,475
Mr. Tripp terminates for Good Reason	$821,475
Mr. Tripp terminates other than for Good Reason	—
Termination following a Change of Control	$821,475

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

Timothy P. Mayhew entered into an employment agreement with us as of April 19, 2013. The employment agreement provides, among other things; a base salary, an annual bonus as determined by our board of directors or designated  committee; and equity-based compensation as determined by the board of managers of our Parent.

Mr. Mayhew’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Mayhew will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. If we terminate Mr. Mayhew without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Mayhew monthly payments equal to one-twelfth of his annual base salary at the time of termination, plus one-twelfth of the Target Bonus per month for 12 months immediately following the date of termination; and

(2) pay an amount equal to the full premium cost of our health and dental plans participated in by Mr. Mayhew and his eligible dependents for the earliest to occur of (1) the expiration of the 12 months immediately following the date of termination, (2) the date Mr. Mayhew becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Mayhew is no longer eligible for continuation of participation under COBRA.

In the event that Mr. Mayhew terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause on or following the date of a Liquidity Event (as defined in the employment agreement), Mr. Mayhew shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Mayhew without cause prior to such Liquidity Event, except that Mr. Mayhew will not receive pro-rata Target Bonus payments. In addition, in the event of a change of control, Mr. Mayhew will be eligible to receive a success bonus of $500,000 if the adjusted total enterprise value of the Company is equal to or greater than $1,100,000,000 or $1,000,000 if the adjusted total enterprise value of the Company is equal to or greater than $1,200,000,000 (in each case, less the amount of the target bonus (if any) previously paid).

The following table sets forth the cash amounts that we would be obliged to pay Mr. Mayhew under each triggering event scenario as if it had occurred on December 28, 2013 (assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements, and in the event of a Change of Control less the amount of the target bonus (if any) previously paid):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$1,000,000
Mr. Mayhew terminates for Good Reason	$1,000,000
Mr. Mayhew terminates other than for Good Reason	—
Change of Control (equal to or greater than $1.1 billion)	$500,000
Change of Control (equal to or greater than $1.2 billion)	$1,000,000
Termination following a Liquidity Event	$500,000

If a change of control (as defined in Mr. Mayhew’s Class B Common Unit certificate) of our Parent should occur and Mr. Mayhew is continuously employed with us at the time of the change of control, then 100% of Mr. Mayhew’s Class B Common Units shall accelerate and immediately vest. If a partial sale (as defined in Mr. Mayhew’s Class B Common Units certificate) of our Parent should occur and Mr. Mayhew is either (a) continuously employed by the subsidiary sold in such partial sale or (b) continuously employed in a position primarily related to the assets being sold in such partial sale, then 100% of Mr. Mayhew’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Mayhew within four months prior to a change of control or partial sale of our Parent for reasons other than for cause, then Mr. Mayhew shall be deemed to have remained employed through the date of such change of control or partial sale.

In connection with an Initial Public Offering, all vested Class B Common Units and/or any successor equity instruments (that is, any options, shares or share units into which the Units have been converted or for which they have been exchanged) shall remain vested and all Class B Common Units and/or any successor equity instruments that are scheduled to become vested on the next scheduled vesting date (if any) shall become immediately vested, with the remaining unvested Class B Common Units and/or successor equity instruments to continue to vest in accordance with the original vesting schedule set forth in Mr. Mayhew’s Class B Common Unit certificate.

Upon termination for cause, Mr. Mayhew’s Class B Common Units shall expire and terminate immediately, whether or not all or any portion of the Class B Common Units have become vested.  Notwithstanding the above provisions, if Mr. Mayhew is terminated for any other reason except for cause, then the portion of Class B Common Units that have not become vested prior to the date of such termination of employment shall expire and terminate immediately.

All payments and benefits are conditioned on Mr. Mayhew’s timely delivery of an effective release of claims to us, as well as Mr. Mayhew’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of 12 months from the date of termination.

Daniel J. Arment entered into an employment agreement with us as of October 22, 2010. Mr. Arment’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Arment will be entitled to any accrued and unpaid base salary through the date of termination, pay at his base salary rate for any earned but unused vacation for the fiscal year immediately preceding the date of termination, and any amounts owing but not paid for any annual bonus earned and reimbursements of certain expenses. If we terminate Mr. Arment without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Arment monthly payments equal to one-twelfth of his annual base salary for 24 months immediately following the date of termination;

(2) pay Mr. Arment an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs and subject to increase by our board of directors; and

(3) pay or reimburse the premium cost for participation by Mr. Arment and his eligible dependents in our group health and dental plans under COBRA for the earliest to occur of (1) the expiration of the 18 months (with an expected modification to 18 months) following the date of termination, (2) the date Mr. Arment becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Arment is no longer eligible for continuation of participation under COBRA.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Arment under each triggering event scenario as if it had occurred on December 28, 2013 (assuming no exercise of the put right described below and also assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$1,196,250
Mr. Arment terminates for Good Reason	$1,196,250
Mr. Arment terminates other than for Good Reason	—
Termination following a Change of Control	$1,196,250

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

Michael F. Zlaket entered into an employment agreement with us as of April 1, 2013. The employment agreement provides, among other things; a base salary, an annual bonus as determined by our board of directors or designated committee; and equity-based compensation as determined by the board of managers of our Parent. The initial term of Mr. Zlaket’s employment agreement ends on March 31, 2015 and automatically renews thereafter for successive terms of one (1) year each.

Mr. Zlaket’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without good reason (as defined therein), Mr. Zlaket will be entitled to any accrued and unpaid base salary through the date of termination and any amounts owing but not paid for any annual bonus earned and any reimbursements of certain expenses. If we terminate Mr. Zlaket without cause, or if he terminates his employment for good reason (as defined therein), then, subject to the conditions set forth below, we will, in addition to providing the payments and benefits referred to above:

(1) provide Mr. Zlaket monthly payments equal to one-twelfth of his annual base salary at the time of termination, for twelve (12) months immediately following the date of termination;

(2) pay Mr. Zlaket an annual bonus of up to 75% of base salary for the fiscal year in which termination occurs, payable in a single lump sum, pro-rated for the fiscal year in which termination occurs and subject to increase in the event certain performance goals are met; and

(3) pay an amount equal to the full premium cost of our health and dental plans participated in by Mr. Zlaket and his eligible dependents for the earliest to occur of (1) the expiration of the eighteen (18) months immediately following the date of termination, (2) the date Mr. Zlaket becomes eligible for participation in the health or dental plan of a new employer or (3) the date Mr. Zlaket is no longer eligible for continuation of participation under COBRA.

In the event that Mr. Zlaket terminates his employment for certain enumerated good reasons or we terminate his employment other than for cause immediately following the occurrence of a Change of Control (as defined in the employment agreement) and ending twenty-four (24) months thereafter, Mr. Zlaket shall be entitled to substantially the same payments and benefits as if we had otherwise terminated Mr. Zlaket without cause prior to such Change of Control, except that Mr. Zlaket will receive a single lump sum payment equal to twelve (12) months of base salary, instead of 12 monthly payments.

The following table sets forth the cash amounts that we would be obliged to pay Mr. Zlaket under each triggering event scenario as if it had occurred on December 28, 2013 (assuming no accrued and unpaid amounts of base salary, annual bonus for the previous fiscal year, earned vacation or certain qualified reimbursements):

Triggering Event	Pay-Out Amount
Company terminates for cause	—
Company terminates other than for cause	$700,000
Mr. Zlaket terminates for Good Reason	$700,000
Mr. Zlaket terminates other than for Good Reason	—
Termination following a Change of Control	$700,000

If a change of control (as defined in Mr. Zlaket’s Class B Common Unit certificate) of our Parent should occur and Mr. Zlaket is continuously employed with us at the time of the change of control, then 100% of Mr. Zlaket’s Class B Common Units shall accelerate and immediately vest. If a partial sale (as defined in Mr. Zlaket’s Class B Common Units certificate) of our Parent should occur and Mr. Zlaket is either (a) continuously employed by the subsidiary sold in such partial sale or (b) continuously employed in a position primarily related to the assets being sold in such partial sale, then 100% of Mr. Zlaket’s Class B Common Units shall accelerate and immediately vest. If we terminate Mr. Zlaket within four months prior to a change of control or partial sale of our Parent for reasons other than for cause, then Mr. Zlaket shall be deemed to have remained employed through the date of such change of control or partial sale.

In connection with an Initial Public Offering, all vested Class B Common Units and/or any successor equity instruments (that is, any options, shares or share units into which the Units have been converted or for which they have been exchanged) shall remain vested and all Class B Common Units and/or any successor equity instruments that are scheduled to become vested on the next scheduled vesting date (if any) shall become immediately vested, with the remaining unvested Class B Common Units and/or successor equity instruments to continue to vest in accordance with the original vesting schedule set forth in Mr. Zlaket’s Class B Common Unit certificate.

Upon termination for cause, Mr. Zlaket’s Class B Common Units shall expire and terminate immediately, whether or not all or any portion of the Class B Common Units have become vested. Notwithstanding the above provisions, if Mr. Zlaket is terminated for any other reason except for cause, then the portion of Class B Common Units that have not become vested prior to the date of such termination of employment shall expire and terminate immediately.

All payments and benefits are conditioned on Mr. Zlaket’s timely delivery of an effective release of claims to us, as well as Mr. Zlaket’s compliance with non-competition, non-solicitation and other restrictive covenants for a period of twelve (12) months from the date of termination.

Specific Compensation of Directors

Except as set forth below, the members of our board of directors and the board of managers of our Parent are not separately compensated for their services as directors or managers, as applicable, other than reimbursement for out-of-pocket expenses incurred with rendering such services. From time to time members of our board of directors and the board of managers of our Parent may be granted Class B Common Units of our Parent pursuant to awards made under the Incentive Plan. All such grants are reflected in the table set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All such grants made during the fiscal year ended December 28, 2013 as well as other compensation paid to our directors is set forth in the table below.

Director Compensation

Name(1)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
James L. Easton	—	—	—
Terry G. Lee(2)	—	—	—
Timothy P. Mayhew(2)	—	—	—
William L. Beane III	$40,016	—	$40,016
Edward C. Forst	—	—	—
Mary J. George	84,533	$25,000	109,533
Dennis E. Glazer	19,975	25,000	44,975
Peter D. Lamm	—	—	—
Kevin M. Mansfield	—	—	—
David A. Perdue	48,633	50,000	98,633
Peter V. Ueberroth	40,016	—	40,016
Richard E. Wenz	80,032	50,000	130,032

(1)	Mr. Perdue received $50,000 as a board member and compensation committee member and Mr. Wenz received $50,000 as a board member and the Chair of the Audit Committee.
(2)

As noted above, Messrs. Lee and Mayhew also served as a director of our Company and as a member of the board of managers of our Parent. All of Messrs. Lee and Mayhew’s compensation, including for services as a director, is reflected in summary compensation table above and therefore has been omitted from this table.

Compensation Committee Interlocks and Insider Participation

Messrs. Lamm and Mansfield are the members of our compensation committee. Mr. Perdue had previously served as a compensation committee member during 2013. See the Section entitled “Arrangements with Jas. D. Easton, Inc.” in Item 13 of this Annual Report for information regarding our Company’s related-person transactions with Mr. Easton.

Compensation Committee Report

As noted above, the members of our compensation committee are Messrs. Lamm and Mansfield. Our compensation committee has reviewed and discussed with management the compensation discussion and analysis above. Based on its review and those discussions, our compensation committee has adopted the foregoing discussion and analysis and recommended that it be included in this annual report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding shares of capital stock are held by RBG. All of RBG’s issued and outstanding shares of capital stock are held by EB Sports Corp. and all of EB Sports Corp.’s outstanding shares of common stock are held directly by our Parent. The following table provides certain information as of March 28, 2014 with respect to the beneficial ownership of the membership interests of our Parent by (i) each holder known by us who beneficially owns 5% or more of any class of the outstanding membership units of our Parent and shares of Series A Preferred Stock of EB Sports, (ii) each of the members of our board of directors and the board of managers of our Parent and (iii) each of our named executive officers. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	EB Sports Corp.		Easton-Bell Sports, LLC
	Series A Preferred Stock (1)	Percentage Ownership Interest in Series A Preferred Stock (2)	Class A Common Units(3)	Percentage Ownership Interest in Class A Units	Class B Common Units(4)	Percentage Ownership Interest in Class B Units(5)	Class C Common Units(6)	Percentage Ownership Interest in Class C Units(7)
Fenway Partners, LLC(8)	66,176.674	54.3%	111,020,957.500	53.5%	—	—	104,070,987.270	54.3%
Ontario Teachers’ Pension Plan Board(9)	28,385.788	23.3%	47,621,270.834	22.9%	—	—	44,640,154.395	23.3%
York Street Capital Partners, LLC(10)	7,238.856	5.9%	12,271,099.273	5.9%	—	—	11,383,865.730	5.9%
James L. Easton Living Trust(11)	3,948.119	3.2%	11,671,880.106	5.6%	—	—	6,182,723.655	3.2%
Westerkirk Alberta Inc.(12)	8,162.079	6.7%	1,724,038.508	*	—	—	12,899,170.890	6.7%
Terry G. Lee(13)	67.271	*	114,035.208	*	25,812,087.477	22.9%	105,790.155	*
Paul E. Harrington	—	—	—	—	—	—	—	—
Mark A. Tripp	101.179	*	58,359.401	*	5,164,253.580	4.6%	155,632.920	*
Timothy P. Mayhew	—	—	—	—	13,953,145.217	12.4%	—	—
Daniel J. Arment	51.359	*	61,153.768	*	5,164,253.650	4.6%	80,902.635	*
Michael F. Zlaket	3.004	*	46,687.520	*	3,292,025.897	2.9%	4,506.330	*
William L. Beane III(14)	—	—	—	—	881,556.000	*	—	—
Edward C. Forst(15)	—	—	—	—	—	—	—	—
Mary J. George(16)	4.372	*	67,948.631	*	959,153.000	*	6,558.480	*
Dennis E. Glazer(17)	—	—	—	—	881,556.000	*	—	—
Peter D. Lamm(18)	66,176.674	54.3%	111,020,957.500	53.5%	—	—	104,070,987.270	54.3%
Kevin M. Mansfield(19)	28,385.788	23.3%	47,621,270.834	22.9%	—	—	44,640,154.395	23.3%
David A. Perdue (20)	—	—	—	—	881,556.000	*	—	—
Peter V. Ueberroth(21)	—	—	—	—	881,556.000	*	—	—
Richard E. Wenz(22)	—	—	—	—	1,763,112.000	1.6%	—	—
All directors and executive officers as a group(23)	98,741.623	81.1%	170,722,254.376	82.3%	68,422,981.245	60.7%	155,253,043.380	81.0%

*	means less than 1%.
(1)

For a discussion of the Series A Preferred Stock of EB Sports, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence. Easton-Bell Sports, LLC owns all of the outstanding voting common stock of EB Sports.

(2)	Represents percentage of ownership interest out of 121,821.215 Series A Preferred Stock.
(3)	For a discussion of the Class A Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(4)	For a discussion of the Class B Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(5)	Represents percentage of ownership interest in Class B units of authorized shares of 112,766,083.
(6)	For a discussion of the Class C Common Units of our Parent, see Item 11 — Executive Compensation and Item 13 — Certain Relationships and Related Transactions, and Director Independence.
(7)	Represents percentage of ownership interest out of 191,781,729.375 Class C units.

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
(13)

Represents (i) 114,035.208 Class A Common Units and 105,790.155 Class C Common Units of our Parent and 67.271 Series A Preferred Shares of EB Sports held by Hayden Capital Investments, LLC over which it has sole voting and investment power and (ii) 25,812,087.477 Class B Common Units held by Terry G. Lee. Mr. Lee is the managing member of Hayden Capital Investments, LLC. Mr. Lee may be deemed to beneficially own the units of our Parent that are beneficially owned by Hayden Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of such units except to the extent of his pecuniary interests therein.

(14)	The principal office of William L. Beane III is located at Oakland A’s, 7000 Coliseum Way, Oakland, California 94621.
(15)	The principal office of Edward C. Forst is located at Cushman & Wakefield, 1290 Avenue of the Americas, New York, New York 10104.
(16)	The principal office of Mary J. George is located at Bell Automotive Products, 18940 N. Pima Road, Suite 200, Scottsdale, Arizona 85255.
(17)	The principal office of Dennis E. Glazer is located at 159 White Plains Road, Bronxville, New York 10708.
(18)

Peter D. Lamm is the Chairman and Chief Executive Officer of Fenway Partners, LLC, which is the managing member of: Fenway Partners Capital Fund II, L.P., which is the managing member of Fenway Easton-Bell Sports Holdings, LLC; Fenway Partners III, LLC, which is the general partner of Fenway Partners Capital Fund III, L.P.; FPIP, LLC; and FPIP Trust, LLC. Mr. Lamm may be deemed to beneficially own the units of Easton-Bell Sports, LLC that are beneficially owned by Fenway Easton-Bell Sports Holdings, LLC, Fenway Partners Capital Fund III, L.P., FPIP, LLC and FPIP Trust, LLC. Mr. Lamm disclaim beneficial ownership of such units except to the extent of his pecuniary interests therein. The principal office of Mr. Lamm is located at 152 W. 57th Street, 59th Floor, New York, New York 10019.

(19)

Kevin M. Mansfield is a Portfolio Manager of Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan. Mr. Mansfield may be deemed to beneficially own the Class A Common Units and Class C Common Units of Easton-Bell Sports, LLC and Series A Preferred Stock of EB Sports that are owned by Ontario Teachers’ Pension Plan Board. Mr. Mansfield may be deemed to have the power to dispose of the shares held by Ontario Teachers’ Pension Plan Board due to a delegation of authority from the board of directors of Ontario Teachers’ Pension Plan Board and expressly disclaims beneficial ownership of such shares. The principal office of Mr. Mansfield is located at 5650 Yonge Street, Toronto, Ontario M2M 4H5 Canada.

(20)	The principal office of David A. Perdue is located at 494 Forest Road, Sea Island, Georgia 31561.
(21)	The principal office of Peter V. Ueberroth is located at The Contrarian Group, 23 Corporate Plaza, Suite 240, Newport Beach, California 92660.
(22)	The principal office of Richard E. Wenz is located at 26429 Brick Lane, Bonita Springs, Florida 34134.
(23)	Represents 20 persons as a group for Class A Common Units, Class B Common Units, Class C Common Units of our Parent and Series A Preferred Stock of EB Sports.

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

Pursuant to our Parent’s limited liability company agreement and subject to certain limitations, the Fenway Investors have the right to appoint members to the board of managers of our Parent (such appointees being, William Beane, Dennis Glazer, Edward Forst, Mary George, Peter Lamm, Terry Lee, Timothy Mayhew and Richard Wenz), Ontario Teachers’ Pension Plan Board has the right to appoint two members to the board of managers of our Parent (such appointees being Kevin Mansfield and David Perdue) and affiliates of James Easton have the right to appoint two members of the board of managers of our Parent (such appointees being James Easton and Peter Ueberroth).

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

Under the terms of the refinancing transaction, the net proceeds from the equity issuance were used to repurchase loans under the Previous Holdco Facility at a price of 90% of the principal amount thereof, and the consenting lenders whose loans were repurchased exchanged their remaining principal and accrued interest into a new facility with a maturity date of December 31, 2015. The Previous Holdco Facility has been terminated. At closing, EB Sports had borrowed $108.3 million under the New Holdco Facility. Borrowings under the New Holdco Facility bear interest at 11.5% per annum, such interest to be paid in cash; provided, that prior to maturity if EB Sports does not have sufficient cash on hand and Easton-Bell is either prohibited from distributing sufficient cash to EB Sports to make such interest payments or does not have sufficient liquidity (in the reasonable determination of Easton-Bell management) to permit Easton-Bell to distribute cash in an amount sufficient to allow such payment, EB Sports will pay cash to the extent it is able to do so using cash on hand after giving effect to permitted and available distributions, and the remainder of the interest due shall be added to the principal amount of the loan at a rate of 13.5% per annum for the then ending interest period. In 2013 and 2012, our Company distributed $17.3 million and $8.4 million, respectively, to RBG, primarily to enable EB Sports to pay interest on the New Holdco Facility.

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

As of December 28, 2013, the amount of loans issued under the New Holdco Facility was approximately $144.9 million, including accrued interest.

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

Employment Agreements and Arrangements with Management

We have employment agreements with the following fiscal 2013 named executive officers, Terry Lee, our Executive Chairman and Chief Executive Officer, Paul Harrington, our former President and Chief Executive Officer, Mark Tripp, our Chief Financial Officer, Senior Vice President of Finance, Treasurer and Secretary, Timothy Mayhew, our Chief Operating Officer and President and Daniel Arment, our President of Riddell Sports and Michael Zlaket, our President of Easton Sports. Mr. Harrington’s employment agreement was terminated in connection with his resignation and entering into the Post-Employment Compensation Agreement. Mr. Tripp’s employment agreement contains an evergreen term provision which provides for automatic renewal of the agreement for a one year term each year. We also have employment agreements with certain of our other executive officers.

On July 14, 2004, Bell entered into a license agreement with Bell Automotive Products, Inc., an entity of which Terry Lee, a member of our board of directors is a minority owner and occupies the position of Co-Chairman. Mary George, a member of our board of directors is the Vice Chairman of Bell Automotive. Under the license agreement, Bell Automotive, as the licensee, has the worldwide, exclusive, perpetual and royalty-free right to use the Bell trademarks in connection with certain auto accessories and equipment. The license agreement replaced a 1999 license agreement, as amended, between Bell and Bell Racing Company, and a 2000 sublicense agreement, as amended, between Bell, Bell Racing Company and Bell Automotive.

On December 14, 2012, our Company entered into an amended and restated consulting agreement with Terry Lee, a then member of our board of directors. Pursuant to the terms of the consulting agreement, Mr. Lee agreed to provide us and our affiliates with certain consulting services. In exchange for his services, Mr. Lee was entitled to an annual compensation of $200,000. The term of Mr. Lee’s consulting agreement continued until the agreement was terminated on February 13, 2013, when Mr. Lee was appointed as Executive Chairman and Chief Executive Officer of our Company to fill the vacancy resulting from the resignation of our former President and Chief Executive Officer, Paul Harrington.

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

Affiliates of Jas. D. Easton, Inc. and James L. Easton owned certain of the properties leased by Easton through November 2013. During the fiscal years ended 2013, 2012 and 2011, Easton paid approximately $1.0 million, $1.2 million and $1.2 million, respectively, in rent pursuant to such affiliate leases. We believe the rents payable pursuant to such leases are consistent with the market rents for similar facilities in such jurisdictions.

Other Related Party Transactions

On November 28, 2011, our Company entered into a consulting agreement with Dimension Six Innovation, LLC or Dimension, an entity of which Michael Wilskey, a former member of the board of managers of our Parent and the board of directors of our Company, is an owner. Pursuant to the terms of the consulting agreement, Dimension agreed to provide us with strategic and product innovation consulting services. In exchange for services, Dimension was entitled to a compensation of $80,000 for 2011, $265,000 for 2012 and $60,000 for the first three months of 2013, with the agreement expiring on March 31, 2013.

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

Director Independence

Our Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the NASDAQ Stock Market: William Beane, Edward Forst, Dennis Glazer, Mary George, Kevin Mansfield, Peter Lamm, David Perdue, Peter Ueberroth and Richard Wenz.

Item 14. Principal Accountant Fees and Services

Audit-Related and All Other Fees

Aggregate fees which were billed to us by our principal accountants, Ernst & Young, LLP for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2013	2012
Audit-Related Fees	$1,312,150	$1,294,534
Other Fees	485,000	53,724
Total	$1,797,150	$1,348,258

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

Other Fees consist of fees for professional services rendered for financial due diligence, lease and working capital projects.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for Easton-Bell Sports, Inc. and its subsidiaries are presented on pages 50 to 81 under Item 8 of this Form 10-K.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are:
2.1	Stock Purchase Agreement dated as of February 1, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006

3.1(a)	Amended and Restated Certificate of Incorporation of Easton-Bell Sports, Inc.	Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K filed March 30, 2006

3.1(b)	Amended and Restated Bylaws of Easton-Bell Sports, Inc.	Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 30, 2006

4.1	Form of 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.2	Indenture dated as of December 3, 2009	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 9, 2009

4.3	Registration Rights Agreement dated as of December 3, 2009	Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 9, 2009

10.1	Amendment and Restated Agreement dated as of May 13, 2011	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2011

10.2*	2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2006

10.3*	Amendment to the 2006 Equity Incentive Plan	Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 27, 2012

10.4*	Amendment to the 2006 Equity Incentive Plan	Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 28, 2013

10.5*	Cash Incentive Plan	Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 28, 2013

10.6*	Executive Savings Plan	Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 28, 2013

10.7*	Asset Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 19, 2014

10.8*	Employment Agreement with Terry G. Lee	Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed April 25, 2013

10.9*	Employment Agreement with Mark Tripp	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 23, 2006

10.10*	Employment Agreement with Timothy P. Mayhew	Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed April 25, 2013

10.11*	Amended and Restated Employment Agreement with Jackelyn E. Werblo	Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 27, 2012

10.12*	Employment Agreement with Daniel Arment	Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 28, 2013

10.13*	Employment Agreement with Michael Zlaket	Filed herewith

21.1	List of Subsidiaries	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are:
31.2	Certification of the Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTON-BELL SPORTS, INC.

By:	/S/ TERRY G. LEE
Terry G. Lee
Principal Executive Officer

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/S/ TERRY G. LEE	Executive Chairman,	March 28, 2014
Terry G. Lee	Chief Executive Officer and Director (Principal Executive Officer)
/s/ MARK A. TRIPP	Chief Financial Officer	March 28, 2014
Mark A. Tripp	(Principal Financial Officer)

/s/ TIMOTHY P. MAYHEW	President, Chief Operating Officer	March 28, 2014
Timothy P. Mayhew	and Director

/s/ James L. Easton	Chairman and Director	March 28, 2014
James L. Easton

/s/ WILLIAM L. BEANE III	Director	March 28, 2014
William L. Beane III

/s/ EDWARD C. FORST	Director	March 28, 2014
Edward C. Forst

/s/ MARY J. GEORGE	Director	March 28, 2014
Mary J. George

/s/ DENNIS E. GLAZER	Director	March 28, 2014
Dennis E. Glazer

/s/ PETER D. LAMM	Director	March 28, 2014
Peter D. Lamm

/s/ KEVIN M. MANSFIELD	Director	March 28, 2014
Kevin M. Mansfield

/s/ DAVID A. PERDUE	Director	March 28, 2014
David A. Perdue

/s/ PETER V. UEBERROTH	Director	March 28, 2014
Peter V. Ueberroth

/s/ RICHARD E. WENZ	Director	March 28, 2014
Richard E. Wenz

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(2)

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 28, 2013

II-1

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Adjustments	Deductions	Balance at End of Period
Description	(Dollars in thousands)
Product Liability Reserve
Year ended December 28, 2013	$17,817	$—	$6,239	$(4,938)	$19,118
Year ended December 29, 2012	18,539	—	5,890	(6,612)	17,817
Year ended December 31, 2011	18,786	—	6,399	(6,646)	18,539
Excess and Obsolete Inventory Reserve
Year ended December 28, 2013	$15,267	$—	$9,537	$(13,853)	$10,951
Year ended December 29, 2012	9,976	250	14,047	(9,006)	15,267
Year ended December 31, 2011	9,651	—	7,397	(7,072)	9,976
Allowance for Doubtful Accounts
Year ended December 28, 2013	$8,738	$—	$3,127	$(4,032)	$7,833
Year ended December 29, 2012	8,091	—	3,048	(2,401)	8,738
Year ended December 31, 2011	6,942	—	4,011	(2,862)	8,091
Income Tax Valuation Allowance
Year ended December 28, 2013	$7,333	$—	$672	$—	$8,005
Year ended December 29, 2012	7,173	—	160	—	7,333
Year ended December 31, 2011	6,513	—	660	—	7,173